Form 10QSB
period 1996-03-31
CROGHAN BANCSHARES INC
filed 1996-05-06
CIK 887149

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended                 March 31, 1996
                 --------------------------------------------------------------

Commission File Number               0-20159
                      ---------------------------------------------------------

                      CROGHAN BANCSHARES, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Ohio                                31-1073048
- - -------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Indentification No.)

        323 Croghan Street, Fremont, Ohio                   43420
- - -------------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

                                (419)332-7301
- - -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ------.   ------.




          634,526 Common shares were outstanding as of March 31, 1996.



This document contains 10 pages.

                       CROGHAN BANCSHARES, INC.

                                Index
PART I.   Financial Information:

 Item 1.  Financial Statements:
            Consolidated Balance Sheets for March 31, 1996 (Unaudited)
              and December 31, 1995                                         3
            Consolidated Statements of Operations for the three months
              ended March 31, 1996 and 1995 (Unaudited)                     4
            Consolidated Statements of Cash Flows for the three months
              ended March 31, 1996 and 1995 (Unaudited)                     5
            Notes to Consolidated Financial Statements (Unaudited)          6

 Item 2.  Management's Discussion and Analysis of Financial Condition   7 - 9
            and Results of Operations.

PART II.  Other Information:

 Item 1.  Legal Proceedings - None.

 Item 2.  Changes in Securities - None.

 Item 3.  Defaults Upon Senior Securities - None.

 Item 4.  Submission of Matters to a Vote of Security Holders - None.

 Item 5.  Other Information - None.

 Item 6.  Exhibits and Reports on Form 8-K:
            (a)  Exhibits - None.
            (b)  Reports on Form 8-K - None.

Signatures                                                                 10

                            CROGHAN BANCSHARES, INC.
                          Consolidated Balance Sheets


                 ASSETS                                                                   March 31, 1996        December 31
                 ------                                                                     (Unaudited)             1995
                                                                                             ---------              ----
CASH AND CASH EQUIVALENTS
   Cash and due from banks                                                                  $  6,614,059        $  7,818,432
   Interest-bearing deposits in other banks                                                          364                 237
                                                                                            ------------        ------------
   Total cash and cash equivalents                                                             6,614,423           7,818,669
                                                                                            ------------        ------------
INVESTMENT SECURITIES
   Available-for-sale, at market value                                                        30,119,990          29,340,619
   Held-to-maturity, at amortized cost, market value of $40,037,126 in 1996
       and $43,791,878 in 1995                                                                40,154,043          43,610,163
                                                                                            ------------        ------------
                Total investment securities                                                   70,274,033          72,950,782
                                                                                            ------------        ------------

LOANS                                                                                        157,149,580         159,970,641
   Less:  Allowance for possible loan losses                                                  (2,592,628)         (2,614,190)
                                                                                            ------------        ------------
                Net Loans                                                                    154,556,952         157,356,451
                                                                                            ------------        ------------
BANK PREMISES AND EQUIPMENT, NET                                                               4,221,953           4,215,129
ACCRUED INTEREST RECEIVABLE                                                                    2,290,587           2,205,162
OTHER ASSETS                                                                                   1,177,217             972,177
                                                                                            ------------        ------------

TOTAL ASSETS                                                                                $239,135,165        $245,518,370
                                                                                            ============        ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
LIABILITIES
   Deposits:                                                                                $ 24,500,538        $ 24,937,925
      Demand, non-interest bearing                                                            75,577,636          77,622,368
      Savings, including NOW and Money Market Deposit accounts                               103,801,504         105,315,319
      Time                                                                                  ------------        ------------

                Total deposits                                                               203,879,678         207,875,612

   Federal funds purchased and securities sold under repurchase agreements                     2,596,353           5,511,891
   Borrowed funds                                                                              2,500,000           2,500,000
   Dividends payable                                                                             285,537             285,537
   Accrued interest, taxes and other expenses                                                  1,605,130           1,447,731
                                                                                            ------------        ------------
                Total liabilities                                                            210,866,698         217,620,771
                                                                                            ------------        ------------
STOCKHOLDERS' EQUITY
   Common stock, $12.50 par value.  Authorized 650,000 shares; issued and
       outstanding 634,526 shares                                                              7,931,575           7,931,575
   Surplus                                                                                     8,989,295           8,989,295
   Retained earnings                                                                          11,235,472          10,709,020
   Net unrealized holding gain (loss) on securities available-for-sale, net of
      related income taxes                                                                       112,125             267,709
                                                                                            ------------        ------------
                Total stockholders' equity                                                    28,268,467          27,897,599
                                                                                            ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $239,135,165        $245,518,370
                                                                                            ============        ============




See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
               Consolidated Statements of Operations (Unaudited)

                                                                                                         Three months ended
                                                                                                              March 31
                                                                                                              --------
                                                                                                         1996          1995
                                                                                                         ----          ----
INTEREST INCOME
   Interest and fees on loans                                                                        $3,519,639    $3,261,297
   Interest and dividends on investment securities:
      U.S. Treasury securities                                                                          542,113       552,803
      Obligations of U.S. Government agencies and corporations                                          305,425       230,659
      Obligations of states and political subdivisions                                                  119,712       128,694
      Other securities                                                                                   78,876        88,652
   Interest on federal funds sold                                                                         9,084        20,462
   Interest on deposits in other banks                                                                        3             4
                                                                                                     ----------    ----------

                Total interest income                                                                 4,574,852     4,282,571
                                                                                                     ----------    ----------

INTEREST EXPENSE
   Interest on deposits                                                                               1,847,622     1,655,376
   Interest on other borrowings                                                                          73,839        54,201
                                                                                                     ----------    ----------

                Total interest expense                                                                1,921,461     1,709,577
                                                                                                     ----------    ----------

                Net interest income                                                                   2,653,391     2,572,994

PROVISION FOR LOAN LOSSES                                                                                15,000        42,000
                                                                                                     ----------    ----------

                Net interest income after provision for loan losses                                   2,638,391     2,530,994
                                                                                                     ----------    ----------

NON-INTEREST INCOME
   Trust income                                                                                          66,726        57,841
   Service charges on deposit accounts                                                                  135,925       124,345
   Gain (loss) on sale of investment securities                                                          16,324       (37,635)
   Other operating income                                                                                87,724        38,671
                                                                                                     ----------    ----------

                Total non-interest income                                                               306,699       183,222
                                                                                                     ----------    ----------

NON-INTEREST EXPENSES
   Salaries, wages and employee benefits                                                              1,058,416       974,434
   Net occupancy expense of bank premises                                                                96,468       100,930
   Other operating expenses                                                                             611,333       652,857
                                                                                                     ----------    ----------

                Total non-interest expenses                                                           1,766,217     1,728,221
                                                                                                     ----------    ----------

                Income before federal income taxes                                                    1,178,873       985,995

FEDERAL INCOME TAXES                                                                                    366,884       296,211
                                                                                                     ----------    ----------

NET INCOME                                                                                           $  811,989    $  689,784
                                                                                                     ==========    ==========

                Income per share, based on 634,526 shares                                            $     1.28    $     1.09
                                                                                                     ==========    ==========
                Dividends declared, based on 634,526 shares                                          $     .450    $     .375
                                                                                                     ==========    ==========




See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                                         Three months ended
                                                                                                              March 31
                                                                                                              --------
                                                                                                         1996          1995
                                                                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                        $  811,989    $  689,784
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                                    84,977        84,267
         Provision for loan losses                                                                       15,000        42,000
         Deferred federal income taxes                                                                   93,428        46,236
         FHLB stock dividend                                                                            (13,800)      (21,275)
         Net amortization of investment security premiums and discounts                                  21,067        40,818
         Loss (gain) on sale of investment securities                                                   (16,324)       37,635
         Loss (gain) on sale of equipment                                                                 6,409          (666)
         Decrease (increase) in accrued interest receivable                                             (85,425)      234,834
         Decrease (increase) in other real estate owned and other assets                               (218,318)     (251,509)
         Increase (decrease) in accrued interest, taxes and other expenses                              157,399       225,088
                                                                                                     ----------    ----------

                Net cash provided by operating activities                                               856,402     1,127,212
                                                                                                     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investment securities:
         Available-for-sale                                                                          (2,996,533)   (4,988,761)
         Held-to-maturity                                                                            (1,302,005)   (1,257,982)
   Proceeds from maturities of investment securities                                                  5,733,454     8,290,000
   Proceeds from sales of available-for-sale investment securities                                    1,015,156     1,951,094
   Net decrease (increase) in loans                                                                   2,784,499     1,369,858
   Capital expenditures                                                                                 (99,990)     (170,558)
   Proceeds from sale of equipment                                                                        1,780           835
                                                                                                     ----------    ----------

                Net cash provided by (used in) investing activities                                   5,136,361     5,194,486
                                                                                                     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in total deposits                                                         (3,995,934)   (2,710,980)
   Increase (decrease) in federal funds purchased and securities sold under repurchase agreements    (2,915,538)   (4,251,825)
   Cash dividends paid                                                                                 (285,537)     (222,084)
                                                                                                     ----------    ----------

                Net cash provided by (used in) financing activities                                  (7,197,009)   (7,184,889)
                                                                                                     ----------    ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     (1,204,246)     (863,191)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                        7,818,669     8,043,598
                                                                                                     ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                             $6,614,423    $7,180,407
                                                                                                     ==========    ==========

SUPPLEMENTAL DISCLOSURES
   Cash paid during the year for:
         Interest                                                                                    $2,047,326    $1,756,049
                                                                                                     ==========    ==========
         Federal income taxes                                                                        $   61,246    $   64,217
                                                                                                     ==========    ==========




See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                  (Unaudited)


(1)  Consolidated Financial Statements
     ---------------------------------

     The consolidated balance sheet as of March 31, 1996, the consolidated statements of operations for the three-month periods ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three-month periods ended March 31, 1996 and 1995 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of March 31, 1996 and its results of operations and changes in cash flows for the periods ended March 31, 1996 and 1995 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

(2)  Changes in Accounting Principles
     --------------------------------

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" in May, 1993, which addresses accounting and reporting for impaired loans. In October, 1994, Statement 114 was amended by Statement 118 with respect to income recognition and required disclosures in financial statements. Statements 114 and 118 are effective for fiscal years beginning after December 15, 1994 and require the Corporation to measure its investment in an impaired loan based on one of the following three methods: the observable market price of the loan, the fair value of the collateral if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate. The Corporation adopted Statement 114, effective January 1, 1995, and such adoption did not have a significant effect on the consolidated financial statements.

(3)  Per Share Data
     --------------

     On May 9, 1995, the Board of Directors approved a two-for-one stock split of the Corporation's common stock. As a result, a total of 317,263 additional shares were issued on June 2, 1995, resulting in a total of 634,526 shares issued and outstanding. Since the par value of the shares was not changed, a transfer of $3,965,787 from surplus to common stock was required. All per share data has been restated to reflect the stock split.

                            CROGHAN BANCSHARES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
- - -------

Assets at March 31, 1996 totalled $239,135,165 compared to $245,518,370 at 1995 year end. Total deposits decreased to $203,879,678 from $207,875,612 at year end, and total loans decreased to $157,149,580 from $159,970,641 at year end.

Net income for the quarter ended March 31, 1996 was $811,989 or $1.28 per common share compared to $689,784 or $1.09 per common share for the same period in 1995. Operating results for 1996 were favorably impacted by a reduction in Federal Deposit Insurance Corporation premiums amounting to $75,743 (net of income taxes totalling $39,019) or $.12 per common share. All per share data has been restated for the 2-for-1 stock split paid on June 2, 1995.

PENDING TRANSACTION
- - --------------------

As noted in the 1995 Annual Report to Shareholders, the Corporation executed a definitive agreement on February 15, 1996, to acquire Union Bancshares Corp. ("Union") of Bellevue, Ohio for $19,500,000 in cash plus the undistributed earnings of Union from September 30, 1995. The transaction is expected to close during the third quarter of 1996, and is subject to approval by the regulatory agencies and Union's shareholders.

Union is the parent holding company of The Union Bank and Savings Company which operates offices in Bellevue, Clyde, and Monroeville, Ohio. Union had total consolidated assets of $97,343,429 at December 31, 1995, and stockholders' equity of $9,403,382 at 1995 year-end.

DEPOSITS, LOANS, INVESTMENT SECURITIES, AND STOCKHOLDERS' EQUITY
- - ----------------------------------------------------------------

Total deposits at March 31, 1996 decreased $3,995,934 or 1.9 percent from 1995 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $2,482,119 while the time deposit category increased $1,513,815.

Total loans decreased $2,821,061 or 1.8 percent from 1995 year end.
Commercial, credit card, and real estate loans experienced decreases from year end levels, while consumer loans increased from their year end level.

Total investment securities decreased $2,676,749 or 3.7 percent from 1995 year end. Securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are designated as held-to-maturity when the Corporation has the positive intent and ability to hold such securities until final maturity. These securities are stated at amortized cost in the Consolidated Balance Sheets. Securities that are not designated as held-to- maturity are classified as available-for-sale (the Corporation has no trading securities). These securities are stated at fair value with unrealized holding gains and losses, net of income taxes, reported as a separate component of stockholders' equity.

Stockholders' equity at March 31, 1996 increased to $28,268,467 or $44.55 book value per common share compared to $27,897,599 or $43.97 book value per common share at December 31, 1995. The balance in stockholders' equity at March 31, 1996 included a net unrealized holding gain on securities classified as available-for-sale of $112,125 (net of deferred income taxes totalling $57,761). At December 31, 1995, stockholders' equity included a net unrealized holding gain on securities classified as available-for-sale of $267,709. Consistent

                            CROGHAN BANCSHARES, INC.

with the Corporation's quarterly dividend policy, dividends of $.45 per share were declared on March 12, 1996 to be distributed on April 30, 1996.

NET INTEREST INCOME
- - -------------------

Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, increased $80,397 for the quarter ended March 31, 1996 compared to the same period in 1995. The net interest yield (net interest income divided by average earning assets) was 4.64 percent for the quarter ended March 31, 1996 compared to 4.62 percent for the same period in 1995.

PROVISION FOR POSSIBLE LOAN LOSSES
- - ----------------------------------

The provision charged to expense totalled $15,000 for the quarter ended March 31, 1996 compared to $42,000 for the same period in 1995. Actual net loan charge offs were $36,562 for the first three months of 1996 compared to $9,436 for the same period in 1995. The allowance for possible loan losses as a percentage of outstanding loans was 1.65 percent at March 31, 1996 compared to
1.63 percent at December 31, 1995.

It is the Corporation's policy to maintain the allowance for possible loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is employed to facilitate the early identification of problem loans and to ensure sound credit decisions. Management considers the balance at March 31, 1996 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME
- - -------------------

Total non-interest income increased $123,477 or 67.4 percent for the quarter ended March 31, 1996 compared to the same period in 1995. Included in non-interest income for the quarter ended March 31, 1996 were realized gains totalling $16,324 on the sale of investment securities that were classified as available-for-sale. This compares to losses of $37,635 on the sale of investment securities during the same period in 1995.

Trust department fee income increased $8,885 between comparable quarterly periods. Service charges on deposit accounts increased $11,580 between comparable quarterly periods.

Other operating income increased $49,053 between comparable quarterly periods. Included in other operating income for the first three months of 1996 are $23,974 in fees generated by the Specialized Investments Division which markets products that are not FDIC insured (e.g., mutual funds and annuities). The department began operations in June 1995 and hence there were no fees generated during the comparable period in 1995.

NON-INTEREST EXPENSES
- - ---------------------

Total non-interest expenses increased $37,996 or 2.2 percent for the quarter ended March 31, 1996 compared to the same period in 1995. Salaries, wages and employee benefits increased $83,982 between comparable quarterly periods. Net occupancy expense of bank premises decreased $4,462 between comparable quarterly periods.

Other operating expenses decreased $41,524 between comparable quarterly periods. As previously noted, FDIC insurance costs, which are included in other operating expenses, decreased significantly in 1996. These costs totalled $667 during the

                            CROGHAN BANCSHARES, INC.

first three months of 1996 as compared to $115,429 during the comparable period in 1995.

FEDERAL INCOME TAX EXPENSE
- - --------------------------

Federal income tax expense increased $70,673 or 23.9 percent between comparable quarterly periods. The Corporation's effective tax rate for the quarter ended March 31, 1996 increased to 31.1 percent compared to 30.0 percent for the quarter ended March 31, 1995. The increases in expense and effective tax rate are primarily attributable to improved income and less tax-exempt interest income.

The Corporation's taxable income for federal income tax purposes has totalled approximately $9,009,600 for the three years ended December 31, 1995. Consequently, the Corporation believes it is more likely than not that the benefit from deferred tax assets totalling $695,321 at March 31, 1996 will be realized. Therefore, no valuation allowance is deemed necessary.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

An average federal funds sold position of $397,537 was maintained for the quarter ended March 31, 1996. Short-term borrowings of federal funds purchased and repurchase agreements averaged $2,586,175 for the quarter. Long-term borrowings due to the Federal Home Loan Bank in 1999 totalled $2,500,000 at March 31, 1996.

In connection with the pending acquisition of Union, the Corporation is finalizing arrangements to borrow up to $9,000,000 on the day of closing with up to $4,000,000 of that amount to be advanced over a five to ten year period.

Capital expenditures for bank premises and equipment totalled $99,990 for the three months ended March 31, 1996. This compares to $170,558 for same period in 1995. Projected 1996 capital expenditures total $275,000.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               CROGHAN BANCSHARES, INC.
                                               -------------------------------
                                                      Registrant




Date:      April 22, 1996                      /s/     Thomas F. Hite
       ------------------------                -------------------------------
                                               Thomas F. Hite, President






Date:      April 22, 1996                      /s/     Allan E. Mehlow
       ------------------------                -------------------------------
                                               Allan E. Mehlow, Treasurer and
                                               Principal Financial Officer