Form 10QSB
period 1996-06-30
CROGHAN BANCSHARES INC
filed 1996-07-31
CIK 887149

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                 JUNE 30, 1996
                 ------------------------------------------------------------

Commission File Number               0-20159
                      -------------------------------------------------------

                            CROGHAN BANCSHARES, INC.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  OHIO                                    31-1073048
- -----------------------------------------------------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Indentification No.)

             323 CROGHAN STREET, FREMONT, OHIO                   43420
- -----------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

                                 (419)-332-7301
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----





                634,526 Common shares were outstanding as of June 30, 1996.

This document contains 12 pages.

                           CROGHAN BANCSHARES, INC.

                                      Index
                                                                          Page
PART I.   FINANCIAL INFORMATION:                                           No.

 Item 1.  Financial Statements:

            Consolidated Balance Sheets for June 30, 1996 (Unaudited)
               and December 31, 1995                                        3

            Consolidated Statements of Operations for the three and
               six months ended June 30, 1996 and 1995 (Unaudited)          4

            Consolidated Statements of Cash Flows for the six months
               ended June 30, 1996 and 1995 (Unaudited)                     5

            Note to Consolidated Financial Statements (Unaudited)           6

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   7 - 9

PART II.  OTHER INFORMATION:

 Item 1.  Legal Proceedings - None.

 Item 2.  Changes in Securities - None.

 Item 3.  Defaults Upon Senior Securities - None.

 Item 4.  Submission of Matters to a Vote of Security Holders:
          (a)  The annual meeting of shareholders of Croghan Bancshares,
                       Inc. was held on May 14, 1996.
          (b)  Proxies were solicited pursuant to Regulation 14A of the
                       Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for Directors and all nominees were elected.

          (c)  In addition to the election of directors, a proposal to amend the Corporation's Amended Articles of Incorporation to increase the authorized number of common shares from 650,000 shares to 3,000,000 shares was voted upon at the meeting. The results of the matters presented were as follows:

                            Directors              For      Withheld    Abstain
                            ---------              ---      --------    -------
                       Janet E. Burkett          505,970      6,326       706
                       Thomas F. Hite            507,360      4,936       706
                       John P. Keller            505,536      6,760       706
                       Daniel W. Lease           507,360      4,936       706
                       Robert H. Moyer           505,970      6,326       706
                       Albert C. Nichols         507,360      4,936       706
                       Clemens J. Szymanowski    505,970      6,326       706
                       J. Terrence Wolfe         507,360      4,936       706
                       Claude E. Young           505,888      6,408       706
                       Gary L. Zimmerman         507,360      4,936       706

                                                   For       Withheld    Abstain
                                                   ---       --------    -------

                       Amend Articles to
                       increase shares           493,313      6,940      12,749

          (d)  Not applicable.

 Item 5.  Other Information - None.

 Item 6.  Exhibits and Reports on Form 8-K:

          (a)  Exhibit 3(i) - Amended Articles of Incorporation              11
               Exhibit 27 - Financial Data Schedule                          12
          (b)  Reports on Form 8-K - None.

SIGNATURES                                                                   10

                            CROGHAN BANCSHARES, INC.
                          Consolidated Balance Sheets

                                                                                   June 30, 1996    December 31
                    ASSETS                                                           (Unaudited)        1995
                    ------                                                           -----------        ----
CASH AND CASH EQUIVALENTS
    Cash and due from banks                                                       $   7,500,339    $   7,818,432
    Interest-bearing deposits in other banks                                                190              237
    Federal funds sold                                                                3,325,000             --
                                                                                  -------------    -------------

                           Total cash and cash equivalents                           10,825,529        7,818,669
                                                                                  -------------    -------------

INVESTMENT SECURITIES
    Available-for-sale, at market value                                              26,014,680       29,340,619
    Held-to-maturity, at amortized cost, market value of $35,528,470 in 1996
           and $43,791,878 in 1995                                                   35,849,467       43,610,163
                                                                                  -------------    -------------

                           Total investment securities                               61,864,147       72,950,782
                                                                                  -------------    -------------

LOANS                                                                               163,667,473      159,970,641
    Less:  Allowance for possible loan losses                                        (2,578,498)      (2,614,190)
                                                                                  -------------    -------------

                           Net Loans                                                161,088,975      157,356,451
                                                                                  -------------    -------------

BANK PREMISES AND EQUIPMENT, NET                                                      4,214,831        4,215,129
ACCRUED INTEREST RECEIVABLE                                                           2,021,585        2,205,162
OTHER ASSETS                                                                          1,189,638          972,177
                                                                                  -------------    -------------
TOTAL ASSETS                                                                      $ 241,204,705    $ 245,518,370
                                                                                  =============    =============
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

LIABILITIES
    Deposits:
        Demand, non-interest bearing                                              $  25,611,035    $  24,937,925
        Savings, including NOW and Money Market Deposit accounts                     74,819,687       77,622,368
        Time                                                                        105,289,065      105,315,319
                                                                                  -------------    -------------

                           Total deposits                                           205,719,787      207,875,612

    Federal funds purchased and securities sold under repurchase agreements           2,645,489        5,511,891
    Borrowed funds                                                                    2,500,000        2,500,000
    Dividends payable                                                                   285,537          285,537
    Accrued interest, taxes and other expenses                                        1,305,194        1,447,731
                                                                                  -------------    -------------
                           Total liabilities                                        212,456,007      217,620,771
                                                                                  -------------    -------------

STOCKHOLDERS' EQUITY

    Common stock, $12.50 par value.  Authorized 3,000,000 shares in 1996 and
         650,000 in 1995; issued and outstanding 634,526 shares                       7,931,575        7,931,575
    Surplus                                                                           8,989,295        8,989,295
    Retained earnings                                                                11,794,831       10,709,020
    Net unrealized holding gain (loss) on securities available-for-sale, net of
        related income taxes                                                             32,997          267,709
                                                                                  -------------    -------------

                           Total stockholders' equity                                28,748,698       27,897,599
                                                                                  -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 241,204,705    $ 245,518,370
                                                                                  =============    =============


See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                Consolidated Statements of Operations (Unaudited)

                                                                                   Three months ended         Six months ended
                                                                                        June 30                    June 30
                                                                                        -------                    -------
                                                                                   1996         1995         1996         1995
                                                                                -------------------------------------------------
INTEREST INCOME

    Interest and fees on loans                                                  $3,542,509  $ 3,432,315   $7,062,148  $ 6,693,612
    Interest and dividends on investment securities:
        U.S. Treasury securities                                                   503,632      525,650    1,045,745    1,078,453
        Obligations of U.S. Government agencies and corporations                   276,201      254,161      581,626      484,820
        Obligations of states and political subdivisions                           114,100      127,760      233,812      256,454
        Other securities                                                            72,266       87,221      151,142      175,873
    Interest on federal funds sold                                                  33,633       45,737       42,717       66,199
    Interest on deposits in other banks                                                  3            3            6            7
                                                                                ----------  -----------   ----------  -----------
                           Total interest income                                 4,542,344    4,472,847    9,117,196    8,755,418
                                                                                ----------  -----------   ----------  -----------
INTEREST EXPENSE
    Interest on deposits                                                         1,808,410    1,800,301    3,656,032    3,455,677
    Interest on other borrowings                                                    61,479       55,884      135,318      110,085
                                                                                ----------  -----------   ----------  -----------

                           Total interest expense                                1,869,889    1,856,185    3,791,350    3,565,762
                                                                                ----------  -----------   ----------  -----------

                           Net interest income                                   2,672,455    2,616,662    5,325,846    5,189,656

PROVISION FOR LOAN LOSSES                                                           15,000       28,000       30,000       70,000
                                                                                ----------  -----------   ----------  -----------

                           Net interest income after provision for loan losses   2,657,455    2,588,662    5,295,846    5,119,656
                                                                                ----------  -----------   ----------  -----------

NON-INTEREST INCOME
    Trust income                                                                    66,223       61,252      132,949      119,093
    Service charges on deposit accounts                                            138,105      133,920      274,030      258,265
    Gain (loss) on sale of investment securities                                     2,026      (17,006)      18,350      (54,641)
    Other operating income                                                         122,922       87,576      210,646      126,247
                                                                                ----------  -----------   ----------  -----------

                           Total non-interest income                               329,276      265,742      635,975      448,964
                                                                                ----------  -----------   ----------  -----------

NON-INTEREST EXPENSES
    Salaries, wages and employee benefits                                        1,089,334      985,252    2,147,750    1,959,686
    Net occupancy expense of bank premises                                          88,868      111,900      185,336      212,830
    Other operating expenses                                                       579,417      703,847    1,190,750    1,356,704
                                                                                ----------  -----------   ----------  -----------

                           Total non-interest expenses                           1,757,619    1,800,999    3,523,836    3,529,220
                                                                                ----------  -----------   ----------  -----------

                           Income before federal income taxes                    1,229,112    1,053,405    2,407,985    2,039,400

FEDERAL INCOME TAXES                                                               384,216      318,180      751,100      614,391
                                                                                ----------  -----------   ----------  -----------
NET INCOME                                                                      $  844,896  $   735,225   $1,656,885  $ 1,425,009
                                                                                ==========  ===========   ==========  ===========

                           Income per share, based on 634,526 shares            $     1.33  $      1.16   $     2.61  $      2.25
                                                                                ==========  ===========   ==========  ===========
                           Dividends declared, based on 634,526 shares          $     .450  $      .400   $    0.900  $     0.775
                                                                                ==========  ===========   ==========  ===========

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                                           Six months ended
                                                                                                               June 30
                                                                                                               -------
                                                                                                         1996          1995
                                                                                                         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                      $  1,656,885   $  1,425,009
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                                    172,335        169,419
         Provision for loan losses                                                                        30,000         70,000
         Deferred federal income taxes                                                                   108,237         40,405
         FHLB stock dividend                                                                             (27,900)       (42,950)
         Net amortization of investment security premiums and discounts                                   41,989         73,208
         Loss (gain) on sale of investment securities                                                    (18,350)        54,641
         Loss (gain) on sale of equipment                                                                  6,371         (1,186)
         Decrease (increase) in accrued interest receivable                                              183,577        210,863
         Decrease (increase) in other real estate owned and other assets                                (125,952)      (276,513)
         Increase (decrease) in accrued interest, taxes and other expenses                              (142,537)       228,887
                                                                                                    ------------   ------------

                           Net cash provided by operating activities                                   1,884,655      1,951,783
                                                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of investment securities:
               Available-for-sale                                                                     (3,995,553)    (6,987,491)
               Held-to-maturity                                                                       (1,302,005)    (4,140,062)
    Proceeds from maturities of investment securities                                                 12,018,454     12,003,000
    Proceeds from sales of available-for-sale investment securities                                    4,014,375      4,932,031
    Net decrease (increase) in loans                                                                  (3,841,358)    (1,458,421)
    Capital expenditures                                                                                (180,731)      (251,228)
    Proceeds from sale of equipment                                                                        2,323          1,355
                                                                                                    ------------   ------------
                           Net cash provided by (used in) investing activities                         6,715,505      4,099,184
                                                                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in total deposits                                                         (2,155,825)         5,144
    Increase (decrease) in federal funds purchased and securities
      sold under repurchase agreements                                                                (2,866,402)    (1,740,974)
    Cash dividends paid                                                                                 (571,073)      (460,031)
                                                                                                    ------------   ------------

                           Net cash provided by (used in) financing activities                        (5,593,300)    (2,195,861)
                                                                                                    ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       3,006,860      3,855,106

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       7,818,669      8,043,598
                                                                                                    ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $ 10,825,529   $ 11,898,704
                                                                                                    ============   ============

SUPPLEMENTAL DISCLOSURES
     Cash paid during the year for:
               Interest                                                                             $  3,892,031   $  3,467,790
                                                                                                    ============   ============
               Federal income taxes                                                                 $    736,246   $    574,217
                                                                                                    ============   ============
    Transfer of loans to other real estate                                                          $     78,834   $       --
                                                                                                    ============   ============




See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                    Note to Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)

(1)  Consolidated Financial Statements
     ---------------------------------

     The consolidated balance sheet as of June 30, 1996, the consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of June 30, 1996 and its results of operations and changes in cash flows for the periods ended June 30, 1996 and 1995 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

                            CROGHAN BANCSHARES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
- -------

Assets at June 30, 1996 totalled $241,204,705 compared to $245,518,370 at 1995 year end. Total deposits decreased to $205,719,787 from $207,875,612 at year end, and total loans increased to $163,667,473 from $159,970,641 at year end.

Net income for the quarter ended June 30, 1996 was $844,896 or $1.33 per common share compared to $735,225 or $1.16 per common share for the same period in 1995. Net income for the six-month period ended June 30, 1996 was $1,656,885 or $2.61 per common share compared to $1,425,009 or $2.25 per common share for the same period in 1995. Operating results for 1996 have been favorably impacted by the 1995 reduction in Federal Deposit Insurance Corporation premiums. Such reduction amounted to $75,963 (net of income taxes) or $.12 per common share for the quarter ended June 30, 1996 and $151,706 (net of income taxes) or $.24 per common share for the six-month period ended June 30, 1996.

PENDING TRANSACTION
- -------------------

As noted in the 1995 Annual Report to Shareholders, the Corporation executed a definitive agreement on February 15, 1996, to acquire Union Bancshares Corp. ("Union") of Bellevue, Ohio for $19,500,000 in cash plus the undistributed earnings of Union from September 30, 1995. The acquisition has been approved by the Federal Reserve Board of Governors and Union's shareholders. The transaction is tentatively scheduled to close on August 1, 1996.

Union is the parent holding company of The Union Bank and Savings Company which operates offices in Bellevue, Clyde, and Monroeville, Ohio. Union had total consolidated assets of $97,343,429 at December 31, 1995, and stockholders' equity of $9,403,382 at 1995 year-end. Union's consolidated financial statements as of August 1, 1996 are not expected to be materially different than the December 31, 1995 audited financial statements.

DEPOSITS, LOANS, INVESTMENT SECURITIES, AND STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------

Total deposits at June 30, 1996 decreased $2,155,825 or 1.0 percent from 1995 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $2,129,571 while the time deposit category decreased $26,254.

Total loans increased $3,696,832 or 2.3 percent from 1995 year end. Commercial, consumer, and real estate loans experienced increases from year end levels, while credit card loans decreased from their year end level.

Total investment securities decreased $11,086,635 or 15.2 percent from 1995 year end. A portion of the decline in investment securities can be directly attributed to the aforementioned decrease in deposits and increase in loans.

Stockholders' equity at June 30, 1996 increased to $28,748,698 or $45.31 book value per common share compared to $27,897,599 or $43.97 book value per common share at December 31, 1995. The balance in stockholders' equity at June 30, 1996 included a net unrealized holding gain on securities classified as available-for-sale of $32,997 (net of deferred income taxes totalling $16,999). At December 31, 1995, stockholders' equity included a net unrealized holding gain on securities classified as available-for-sale of $267,709 (net of deferred income taxes totalling $137,911). Consistent with the Corporation's quarterly dividend policy, dividends of $.45 per share were declared on June 11, 1996 to be distributed on July 31, 1996.

                            CROGHAN BANCSHARES, INC.

NET INTEREST INCOME
- -------------------

Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, increased $55,793 for the quarter ended June 30, 1996 compared to the same period in 1995, and increased $136,190 for the six-month period ended June 30, 1996 compared to the same period in 1995. Growth in net interest income has slowed considerably from its pace in 1995 due to increased competition for loans and deposits within the marketplace. The net interest yield (net interest income divided by average earning assets) was 4.69 percent for the quarter ended June 30, 1996 compared to
4.64 percent for the same period in 1995, and was 4.67 percent for the six-month period ended June 30, 1996 compared to 4.64 percent for the same period in 1995.

PROVISION FOR POSSIBLE LOAN LOSSES
- ----------------------------------

The provision charged to expense totalled $15,000 for the quarter ended June 30, 1996 compared to $28,000 for the same period in 1995, and totalled $30,000 for the six-month period ended June 30, 1996 compared to $70,000 for the same period in 1995. Actual net loan charge offs were $65,692 for the first six months of 1996 compared to $118,702 in net recoveries for the same period in 1995 (the 1995 recoveries included $116,100 in funds received on a 1991 charge-off). The allowance for possible loan losses as a percentage of outstanding loans was 1.58 percent at June 30, 1996 compared to 1.63 percent at December 31, 1995.

It is the Corporation's policy to maintain the allowance for possible loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is employed to facilitate the early identification of problem loans and to ensure sound credit decisions. Management considers the balance at June 30, 1996 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME
- -------------------

Total non-interest income increased $63,534 or 23.9 percent for the quarter ended June 30, 1996 compared to the same period in 1995, and increased $187,011 or 41.7 percent for the six-month period ended June 30, 1996 compared to the same period in 1995. Included in non-interest income for the six months ended June 30, 1996 were realized gains totalling $18,350 on the sale of investment securities that were classified as available-for-sale. This compares to realized losses of $54,641 on the sale of investment securities during the same period in 1995.

Trust department fee income increased $4,971 between comparable quarterly periods, and $13,856 between comparable six-month periods. Service charges on deposit accounts increased $4,185 between comparable quarterly periods, and $15,765 between comparable six-month periods.

Other operating income increased $35,246 between comparable quarterly periods, and $84,399 between comparable six-month periods. Included in other operating income for the first six months of 1996 are $69,604 in fees generated by the Specialized Investments Division which markets products that are not FDIC insured (e.g., mutual funds and annuities). The department began operations in 1995 and $2,451 in fees were earned during the six-month period ended June 30, 1995.

NON-INTEREST EXPENSES
- ---------------------

Total non-interest expenses decreased $43,380 or 2.4 percent for the quarter ended June 30, 1996 compared to the same period in 1995, and decreased $5,384 or
 .2 percent for the six-month period ended June 30, 1996. Salaries, wages and employee benefits increased $104,082 between comparable quarterly periods,

                            CROGHAN BANCSHARES, INC.

and $188,064 between comparable six-month periods. These increases in personnel expenses are the result of an effort made by the Compensation Committee of the Board of Directors to implement competitive salary levels throughout the organization. Net occupancy expense of bank premises decreased $23,032 between comparable quarterly periods, and $27,494 between comparable six-month periods. These decreases are the result of lower costs for general upkeep of the premises.

Other operating expenses decreased $124,430 between comparable quarterly periods, and $165,954 between comparable six-month periods. As previously noted, FDIC insurance costs, which are included in other operating expenses, decreased significantly in 1996. These costs totalled $1,000 during the first six months of 1996 as compared to $230,858 during the comparable period in 1995.

FEDERAL INCOME TAX EXPENSE
- --------------------------

Federal income tax expense increased $66,036 or 20.8 percent between comparable quarterly periods, and $136,709 or 22.3 percent between comparable six-month periods. The Corporation's effective tax rate for the quarter ended June 30, 1996 increased to 31.3 percent compared to 30.2 percent for the quarter ended June 30, 1995. The effective tax rate for the six-month period ended June 30, 1996 increased to 31.2 percent compared to 30.1 percent for the six-month period ended June 30, 1995. The increases in expense and effective tax rate are primarily attributable to improved earnings and less tax-exempt interest income.

The Corporation's taxable income for federal income tax purposes has totalled approximately $9,009,600 for the three years ended December 31, 1995. Consequently, the Corporation believes it is more likely than not that the benefit from deferred tax assets totalling $697,523 at June 30, 1996 will be realized. Therefore, no valuation allowance is deemed necessary.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Average federal funds sold positions of $2,737,912 and $1,567,720 were maintained for the quarterly and six-month periods ended June 30, 1996, respectively. Short-term borrowings of federal funds purchased and repurchase agreements averaged $1,652,281 and $2,119,228 for the quarterly and six-month periods, respectively. Long-term borrowings due to the Federal Home Loan Bank in 1999 totalled $2,500,000 at June 30, 1996 and throughout the six-month period ended June 30, 1996.

In connection with the pending acquisition of Union, the Corporation has finalized arrangements to borrow up to $9,000,000 on the day of closing with up to $4,000,000 of that amount to be advanced over a three-year period.

Capital expenditures for bank premises and equipment totalled $180,731 for the six-month period ended June 30, 1996. This compares to $251,228 for same period in 1995. Projected 1996 capital expenditures total $275,000.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CROGHAN BANCSHARES, INC
                                             -------------------------------
                                                        Registrant


Date: July 12, 1996                          /s/ Thomas F. Hite
     ---------------------                   -------------------------------
                                               Thomas F. Hite, President


Date: July 12, 1996                          /s/ Allan E. Mehlow
     ---------------------                   -------------------------------
                                               Allan E. Mehlow, Treasurer/
                                               Principal Financial Officer