Form 10QSB
period 1996-09-30
CROGHAN BANCSHARES INC
filed 1996-11-01
CIK 887149

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1996
                  ------------------------------------------------------------

Commission File Number 0-20159
                       -------------------------------------------------------

                            CROGHAN BANCSHARES, INC.
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                            31-1073048
 -----------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Indentification No.)

      323 Croghan Street, Fremont, Ohio                        43420
 -----------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

                                 (419)-332-7301
 -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No
                                      -------    ------.





        634,526 Common shares were outstanding as of September 30, 1996.



This document contains 15 pages.

                           CROGHAN BANCSHARES, INC.


                                    Index                                Page
PART I.   Financial Information:                                           No.

 Item 1.  Financial Statements:
             Consolidated Balance Sheets for September 30, 1996
               (Unaudited) and December 31, 1995                           3
             Consolidated Statements of Operations for the three and
               nine months ended September 30, 1996 and 1995 (Unaudited)   4
             Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1996 and 1995 (Unaudited)               5
             Notes to Consolidated Financial Statements (Unaudited)        6

 Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   7 - 10

PART II.  Other Information:

 Item 1.  Legal Proceedings - None.

 Item 2.  Changes in Securities - None.

 Item 3.  Defaults Upon Senior Securities - None.

 Item 4.  Submission of Matters to a Vote of Security Holders - None.

 Item 5.  Other Information - None.

 Item 6.  Exhibits and Reports on Form 8-K:
            (a)   Exhibit 10 - Material employment contract with Rosemary
                  L. Schaffer, an executive officer                     12 - 14
                  Exhibit 27 - Financial data schedule                     15

            (b) Reports on Form 8-K - (1) Form 8-K was filed on August 14, 1996, reporting the acquisition of Union Bancshares Corp. which occurred on August 1, 1996; included in the filing were the audited Consolidated Financial Statements for Union Bancshares Corp. for December 31, 1995 and 1994 and (2) Form 8-K/A was filed on October 10, 1996, amending the Form 8-K filed on August 14, 1996; included in the filing were the audited Consolidated Financial Statements for Union Bancshares Corp. for July 31, 1996 and various pro-forma schedules relating to the acquisition.

Signatures                                                                 11

                          CROGHAN BANCSHARES, INC.
                        Consolidated Balance Sheets


            ASSETS                                            September 30, 1996    December 31
            ------                                               (unaudited)           1995
                                                                 -----------           ----
CASH AND CASH EQUIVALENTS
   Cash and due from banks                                       $  13,387,876    $   7,818,432
   Interest-bearing deposits in other banks                                535              237
   Federal funds sold                                                       --               --
                                                                 -------------    -------------

          Total cash and cash equivalents                           13,388,411        7,818,669
                                                                 -------------    -------------

INVESTMENT SECURITIES
   Available-for-sale, at market value                              40,859,997       29,340,619
   Held-to-maturity, at amortized cost, market value
     of $40,465,772 in 1996 and $43,791,878 in 1995                 40,592,787       43,610,163
                                                                 -------------    -------------

          Total investment securities                               81,452,784       72,950,782
                                                                 -------------    -------------

LOANS                                                              226,596,250      159,970,641
   Less: Allowance for possible loan losses                         (3,337,517)      (2,614,190)
                                                                 -------------    -------------

          Net Loans                                                223,258,733      157,356,451
                                                                 -------------    -------------

BANK PREMISES AND EQUIPMENT, NET                                     7,870,654        4,215,129
ACCRUED INTEREST RECEIVABLE                                          3,092,093        2,205,162
OTHER REAL ESTATE OWNED                                                 15,320               --
OTHER ASSETS                                                         1,095,343          972,177
INTANGIBLE ASSETS                                                    9,469,891               --
                                                                 -------------    -------------
TOTAL ASSETS                                                     $ 339,643,229    $ 245,518,370
                                                                 =============    =============



     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits:
     Demand, non-interest bearing                                $  32,050,741    $  24,937,925
     Savings, including NOW and Money Market Deposit accounts      110,782,648       77,622,368
     Time                                                          155,268,517      105,315,319
                                                                 -------------    -------------

          Total deposits                                           298,101,906      207,875,612

   Federal funds purchased and securities sold under
     repurchase agreements                                           2,575,584        5,511,891
   Borrowed funds                                                    7,000,000        2,500,000
   Dividends payable                                                   285,537          285,537
   Accrued interest, taxes and other expenses                        2,461,621        1,447,731
                                                                 -------------    -------------

          Total liabilities                                        310,424,648      217,620,771
                                                                 -------------    -------------

STOCKHOLDERS' EQUITY
   Common stock, $12.50 par value. Authorized 3,000,000 shares in 1996 and 650,000 in 1995; issued and outstanding
     634,526 shares                                                  7,931,575        7,931,575
   Surplus                                                           8,989,295        8,989,295
   Retained earnings                                                12,270,546       10,709,020
   Net unrealized holding gain (loss) on securities
     available-for-sale, net of related income taxes                    27,165          267,709
                                                                 -------------    -------------

          Total stockholders' equity                                29,218,581       27,897,599
                                                                 -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 339,643,229    $ 245,518,370
                                                                 =============    =============



See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                    Three months ended             Nine months ended
                                                                       September 30                   September 30
                                                                    1996           1995          1996            1995
                                                                    ----           ----          ----            ----
INTEREST INCOME
  Interest and fees on loans                                    $ 4,574,372    $3,567,456    $11,636,520    $ 10,261,068
  Interest and dividends on investment securities:
     U.S. Treasury securities                                       558,515       529,004      1,604,260       1,607,457
     Obligations of U.S. Government agencies and corporations       408,197       281,772        989,823         766,592
     Obligations of states and political subdivisions               160,873       128,447        394,685         384,901
     Other securities                                                76,120        88,175        227,262         264,048
  Interest on federal funds sold                                     46,483        46,533         89,200         112,732
  Interest on deposits in other banks                                     5             1             11               8
                                                                -----------    ----------   ------------    ------------

          Total interest income                                   5,824,565     4,641,388     14,941,761      13,396,806
                                                                -----------    ----------   ------------    ------------

INTEREST EXPENSE
   Interest on deposits                                           2,445,925     1,829,257      6,101,957       5,284,934
   Interest on other borrowings                                     118,683        64,701        254,001         174,786
                                                                -----------    ----------   ------------    ------------

          Total interest expense                                  2,564,608     1,893,958      6,355,958       5,459,720
                                                                -----------    ----------   ------------    ------------

          Net interest income                                     3,259,957     2,747,430      8,585,803       7,937,086

PROVISION FOR LOAN LOSSES                                            55,000            --         85,000          70,000
                                                                -----------    ----------   ------------    ------------

          Net interest income after provision for loan losses     3,204,957     2,747,430      8,500,803       7,867,086
                                                                -----------    ----------   ------------    ------------

NON-INTEREST INCOME
   Trust income                                                      65,217        56,013        198,166         175,106
   Service charges on deposit accounts                              172,972       138,924        447,002         397,189
   Gain (loss) on sale of investment securities                     (32,089)        4,716        (13,739)        (49,925)
   Other operating income                                           102,643        84,079        313,289         210,326
                                                                -----------    ----------   ------------    ------------

          Total non-interest income                                 308,743       283,732        944,718         732,696
                                                                -----------    ----------   ------------    ------------

NON-INTEREST EXPENSES
   Salaries, wages and employee benefits                          1,242,344     1,011,521      3,390,094       2,971,207
   Net occupancy expense of bank premises                           136,408        89,558        321,744         302,388
   Intangible amortization                                          106,299            --        106,299              --
   Other operating expenses                                         847,038       546,544      2,037,788       1,903,248
                                                                -----------    ----------   ------------    ------------

          Total non-interest expenses                             2,332,089     1,647,623      5,855,925       5,176,843
                                                                -----------    ----------   ------------    ------------

          Income before federal income taxes                      1,181,611     1,383,539      3,589,596       3,422,939

FEDERAL INCOME TAXES                                                420,359       429,904      1,171,459       1,044,295
                                                                -----------    ----------   ------------    ------------

NET INCOME                                                      $   761,252    $  953,635   $  2,418,137    $  2,378,644
                                                                ===========    ==========   ============    ============

          Income per share, based on 634,526 shares             $      1.20    $     1.50   $       3.81    $       3.75
                                                                ===========    ==========   ============    ============

          Dividends declared, based on $634,526 shares          $      .450    $     .430   $      1.350    $      1.205
                                                                ===========    ==========   ============    ============




See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                             Nine months ended
                                                                                                September 30
                                                                                           1996            1995
                                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $  2,418,137    $  2,378,644
   Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                     419,989         258,212
          Provision for loan losses                                                          85,000          70,000
          Deferred federal income taxes                                                      47,710          29,627
          FHLB stock dividend                                                               (48,100)        (65,625)
          Net amortization of investment security premiums and discounts                     65,861         102,910
          Loss (gain) on sale of investment securities                                       13,739          49,925
          Loss (gain) on sale of equipment                                                    8,983          (1,125)
          Decrease (increase) in accrued interest receivable                                 31,223        (307,799)
          Decrease (increase) in other real estate owned and other assets                   (28,267)        (91,076)
          Increase (decrease) in accrued interest, taxes and other expenses                 320,692         479,539
                                                                                       ------------    ------------

               Net cash provided by operating activities                                  3,334,967       2,903,232
                                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Union Bancshares Corp., net of $6,213,318 cash acquired                  (14,086,588)             --
   Purchases of investment securities:
          Available-for-sale                                                             (6,993,675)    (10,978,204)
          Held-to-maturity                                                               (1,803,555)    (10,316,285)
   Proceeds from maturities of investment securities                                     17,788,384      16,953,000
   Proceeds from sales of available-for-sale investment securities                       12,312,418       6,938,125
   Net decrease (increase) in loans                                                      (5,224,802)     (3,384,291)
   Capital expenditures                                                                    (241,535)       (276,294)
   Proceeds from sale of equipment                                                            2,323           1,715
                                                                                       ------------    ------------

               Net cash provided by (used in) investing activities                        1,752,970      (1,062,234)
                                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in total deposits                                               (225,278)     (1,138,303)
   Increase(decrease) in federal funds purchased and securities
     sold under repurchase agreements                                                    (2,936,307)     (1,019,459)
   Increase (decrease) in borrowed funds                                                  4,500,000              --
   Cash dividends paid                                                                     (856,610)       (713,842)
                                                                                       ------------    ------------

               Net cash provided by (used in) financing activities                          481,805      (2,871,604)
                                                                                       ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          5,569,742      (1,030,606)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          7,818,669       8,043,598
                                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 13,388,411    $  7,012,992
                                                                                       ============    ============

SUPPLEMENTAL DISCLOSURES
   Cash paid during the year for:
     Interest                                                                          $  6,363,486    $  5,291,928
                                                                                       ============    ============

     Federal income taxes                                                              $  1,061,246    $    949,217
                                                                                       ============    ============

   Transfer of loans to other real estate                                              $     78,834    $         --
                                                                                       ============    ============

See notes to consolidated financial statements.



                            CROGHAN BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                  (Unaudited)


(1)  Consolidated Financial Statements
     ---------------------------------

     The consolidated balance sheet as of September 30, 1996, the consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995 have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of September 30, 1996 and its results of operations and changes in cash flows for the periods ended September 30, 1996 and 1995 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

     The September 30, 1996 consolidated balance sheet includes the assets and liabilities of Union Bancshares Corp. ("Union") and the consolidated statements of operations and cash flows include the operations of Union Bancshares Corp. from August 1, 1996, as discussed in Note (2).


(2)  Acquisition of Union Bancshares Corp.
     -------------------------------------

     On August 1, 1996, the Corporation acquired all of the outstanding shares of Union, the sole shareholder of The Union Bank and Savings Company, an Ohio banking corporation, for $20,226,868 cash plus $73,038 in acquisition costs pursuant to a Plan and Agreement of Reorganization dated February 15, 1996, and an Agreement of Merger dated March 27, 1996. The purchase price was deemed representative of the fair market value of Union and was subject to final adjustment based upon the results of an audit of Union's financial statements as of July 31, 1996. The Corporation funded the acquisition with internally-generated cash (primarily through the available undistributed income of its wholly-owned subsidiary, The Croghan Colonial Bank) and with $4,500,000 borrowed from NBD Bank for up to three years at prime rate less 1/2 percent. The loan is payable in quarterly installments of principal plus interest, with the principal payments calculated based upon a ten year amortization schedule. Any remaining principal balance due at the end of the three-year term will either be refinanced or paid with cash available at that time. This transaction was accounted for as a purchase with Union's assets and liabilities stated at their fair values. The fair values of the assets acquired totalled $102,275,648 and the fair values of the liabilities assumed totalled $91,544,465. Goodwill arising from the purchase of $9,568,723 is being amortized over a period of 15 years.

                            CROGHAN BANCSHARES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPLETED ACQUISITION TRANSACTION
---------------------------------

On August 1, 1996, the Corporation completed its acquisition of Union Bancshares Corp. (Union) of Bellevue, Ohio. Union was the parent holding company of The Union Bank and Savings Company, Union Ohio Leasing Corp., and Union Ohio Brokerage, Inc. The Union Bank and Savings Company was merged with The Croghan Colonial Bank and the assets and liabilities of Union Ohio Leasing Corp. and Union Ohio Brokerage, Inc. were transferred to The Croghan Colonial Bank effective on August 1, 1996. All remaining assets of Union were then transferred to the Corporation. Union, along with all of its subsidiaries, are currently in the process of being dissolved.

The acquisition transaction was accounted for using the purchase method of accounting. This resulted in Union's assets and liabilities being recorded at their fair values as of the acquisition date. The fair value of the assets acquired totalled $102,275,648 and the fair value of the liabilities assumed totalled $91,544,465 (resulting in a net book value of $10,731,183).

The total purchase price amounted to $20,299,906 (with $20,226,868 paid directly to Union shareholders plus an additional $73,038 in acquisition costs). Goodwill of $9,568,723 (the purchase price of $20,299,906 less the net book value of assets acquired of $10,731,183) created by the transaction is being amortized over a period of 15 years. As a result of this acquisition, the Corporation now operates two banking offices in Bellevue, Ohio (at One Union Square and 114 Sandusky Street), an office in Clyde, Ohio (at 106 S. Main Street), and an office in Monroeville, Ohio (at 11 Monroe Street) in addition to its offices in Fremont and Green Springs, Ohio.

GENERAL
-------

Following the acquisition of Union, assets at September 30, 1996 totalled $339,643,229 compared to $245,518,370 at 1995 year end. Total deposits increased to $298,101,906 from $207,875,612 at year end, and total loans increased to $226,596,250 from $159,970,641 at year end.

Net income for the quarter ended September 30, 1996 was $761,252 or $1.20 per common share compared to $953,635 or $1.50 per common share for the same period in 1995. Net income for the nine-month period ended September 30, 1996 was $2,418,137 or $3.81 per common share compared to $2,378,644 or $3.75 per common share for the same period in 1995. The operating results for the quarter ended September 30, 1996 were adversely impacted by costs incidental to the acquisition of Union. Operating results for 1996 have been favorably impacted by the 1995 reduction in Federal Deposit Insurance Corporation premiums. Such reduction amounted to $142,270 (net of income taxes) or $.22 per common share for the nine-month period ended September 30, 1996.

DEPOSITS, LOANS, INVESTMENT SECURITIES, AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------

Total deposits at September 30, 1996, net of the effect of the Union acquisition, decreased $225,278 from 1995 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $5,363,367 while the time deposit category increased $5,138,089.

Total loans, net of the effect of the Union acquisition, increased $5,073,690 or
3.2 percent from 1995 year end. Total investment securities increased $8,502,002 or 11.7 percent from 1995 year end. The available-for-sale investment security portfolio was actively managed following the Union acquisition and used extensively to fund payments to Union shareholders.

Stockholders' equity at September 30, 1996 increased to $29,218,581 or $46.05

                            CROGHAN BANCSHARES, INC.

book value per common share compared to $27,897,599 or $43.97 book value per common share at December 31, 1995. The balance in stockholders' equity at September 30, 1996 included a net unrealized holding gain on securities classified as available-for-sale of $27,165 (net of deferred income taxes totalling $13,994). At December 31, 1995, stockholders' equity included a net unrealized holding gain on securities classified as available-for-sale of $267,709 (net of deferred income taxes totalling $137,911). Consistent with the Corporation's quarterly dividend policy, dividends of $.45 per share were declared on September 10, 1996 to be distributed on October 31, 1996.

NET INTEREST INCOME
-------------------
Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, increased $512,527 for the quarter ended September 30, 1996 compared to the same period in 1995, and increased $648,717 for the nine-month period ended September 30, 1996 compared to the same period in 1995. Net interest income for the quarter and nine-month periods ended September 30, 1996 include the operations of the former Union since August 1, 1996 and thus the comparability of the amounts presented are significantly impacted. The net interest yield (net interest income divided by average earning assets) was 4.53 percent for the quarter ended September 30, 1996 compared to 4.79 percent for the same period in 1995, and was 4.61 percent for the nine-month period ended September 30, 1996 compared to 4.69 percent for the same period in 1995.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------
The provision charged to expense totalled $55,000 for the quarter ended September 30, 1996 compared to no provision for the same period in 1995, and totalled $85,000 for the nine-month period ended September 30, 1996 compared to $70,000 for the same period in 1995. Actual net loan charge offs were $72,277 for the first nine months of 1996 compared to $151,677 in net recoveries for the same period in 1995 (the 1995 recoveries included $119,400 in funds received on a 1991 charge-off). An allowance for possible loan losses of $710,605 was reported by Union at August 1, 1996 on its total loans of $61,551,180. The Corporation's allowance for possible loan losses as a percentage of outstanding loans was 1.47 percent at September 30, 1996 compared to 1.63 percent at December 31, 1995.

It is the Corporation's policy to maintain the allowance for possible loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is employed to facilitate the early identification of problem loans and to ensure sound credit decisions. Management considers the balance at September 30, 1996 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME
-------------------
Total non-interest income increased $25,011 or 8.8 percent for the quarter ended September 30, 1996 compared to the same period in 1995, and increased $212,022 or 28.9 percent for the nine-month period ended September 30, 1996 compared to the same period in 1995. Non-interest income for the quarter and nine-month periods ended September 30, 1996 include the operations of the former Union since August 1, 1996 and thus the comparability of the amounts presented are significantly impacted. Included in non-interest income for the nine months ended September 30, 1996 were realized losses totalling $13,739 on the sale of investment securities that were classified as available-for-sale. This compares to realized losses of $49,925 on the sale of investment securities during the same period in 1995.

Trust department fee income increased $9,204 between comparable quarterly periods, and $23,060 between comparable nine-month periods. Service charges on deposit accounts increased $34,048 between comparable quarterly periods,

                            CROGHAN BANCSHARES, INC.

and $49,813 between comparable nine-month periods.

Other operating income increased $18,564 between comparable quarterly periods, and $102,963 between comparable nine-month periods. Included in other operating income for the first nine months of 1996 are $86,696 in fees generated by the Specialized Investments Division which markets products that are not FDIC insured (e.g., mutual funds and annuities). The department began operations in 1995 and $16,775 in fees were earned during the nine-month period ended September 30, 1995.

NON-INTEREST EXPENSES
---------------------
Total non-interest expenses increased $684,466 or 41.5 percent for the quarter ended September 30, 1996 compared to the same period in 1995, and increased $679,082 or 13.1 percent for the nine-month period ended September 30, 1996. Non-interest expenses for the quarter and nine-month periods ended September 30, 1996 include the operations of the former Union since August 1, 1996 and also include the amortization of goodwill totalling $106,242 relating to the purchase of Union and thus significantly impact the comparability of the amounts presented. Salaries, wages and employee benefits increased $230,823 between comparable quarterly periods, and $418,887 between comparable nine-month periods. Net occupancy expense of bank premises increased $46,850 between comparable quarterly periods, and $19,356 between comparable nine-month periods.

Other operating expenses increased $300,494 between comparable quarterly periods, and $135,540 between comparable nine-month periods. As previously noted, FDIC insurance costs, which are included in other operating expenses, decreased significantly in 1996. These costs totalled $1,667 during the first nine months of 1996 as compared to $217,227 during the comparable period in 1995. Additionally, significant costs incidental to the acquisition of Union (i.e., stationery, signs, brochures, forms, advertising, promotion, etc.) are included in the September 30, 1996 quarterly and year-to-date results and are responsible for a portion of the 1996 earnings slow down.

FEDERAL INCOME TAX EXPENSE
--------------------------
Federal income tax expense decreased $9,545 or 2.2 percent between comparable quarterly periods, and increased $127,164 or 12.2 percent between comparable nine-month periods. The Corporation's effective tax rate for the quarter ended September 30, 1996 increased to 35.6 percent compared to 31.1 percent for the quarter ended September 30, 1995. The effective tax rate for the nine-month period ended September 30, 1996 increased to 32.6 percent compared to 30.5 percent for the nine-month period ended September 30, 1995. The increases in expense and effective tax rate for the comparable nine-month periods are primarily attributable to improved earnings, less tax-exempt interest income, and the inability to deduct the amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Average federal funds sold positions of $3,228,696 and $2,125,420 were maintained for the quarterly and nine-month periods ended September 30, 1996, respectively. Short-term borrowings of federal funds purchased and repurchase agreements averaged $2,007,316 and $2,081,652 for the quarterly and nine-month periods, respectively.

Long-term borrowings due to the Federal Home Loan Bank in 1999 totalled $2,500,000 at September 30, 1996 and throughout the nine-month period ended September 30, 1996. Additionally, the Corporation borrowed $4,500,000 from NBD Bank during August 1996 to facilitate its purchase of Union. The loan is due on July 31, 1999 and is repayable in quarterly installments of principal plus interest, with the principal payments based upon a ten-year amortization schedule.

                            CROGHAN BANCSHARES, INC.

Capital expenditures for bank premises and equipment totalled $241,535 for the nine-month period ended September 30, 1996. This compares to $276,294 for same period in 1995. Projected 1996 capital expenditures total $325,000.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      CROGHAN BANCSHARES, INC
                                                 -------------------------------
                                                             Registrant




Date:  November 1, 1996                                 /s/ Thomas F. Hite
     ------------------------                    ------------------------------
                                                    Thomas F. Hite, President




Date:  November 1, 1996                                /s/ Allan E. Mehlow
     ------------------------                    ------------------------------
                                                    Allan E. Mehlow, Treasurer/
                                                    Principal Financial Officer