Form 10KSB40
period 1996-12-31
CROGHAN BANCSHARES INC
filed 1997-03-24
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996.   Commission File Number: 0-20159

                            CROGHAN BANCSHARES, INC.
                 (Name of small business issuer in its charter)

            Ohio                                         31-1073048
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

     323 Croghan Street, Fremont, Ohio                      43420
  (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (419) 332-7301

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each class             Name of each exchange on which registered
         None                                     None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, Par Value $12.50 Per Share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the fiscal year ended December 31, 1996 were $22,598,706.

The aggregate market value of the voting stock held by non-affiliates was $32,511,065 as of January 31, 1997.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date - 634,526 shares of common stock, par value $12.50 per share (as of February 28, 1997).

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the fiscal year ended December 31, 1996 - PART II of Form 10-KSB.

Proxy Statement dated March 28, 1997 for the 1997 Annual Meeting of Shareholders
- PART III of Form 10-KSB.

This document contains 63 pages.  The Exhibit Index is on pages 18 and 19.

                                      INDEX

PART I

     Item 1.  Description of business                                  3 - 14

     Item 2.  Description of property                                    15

     Item 3.  Legal proceedings                                          15

     Item 4.  Submission of matters to a vote of security holders        15

PART II

     Item 5.  Market for common equity and related stockholder matters   16

     Item 6.  Management's discussion and analysis                       16

     Item 7.  Financial statements                                       16

     Item 8.  Changes in and disagreements with accountants on
               accounting and financial disclosure                       16

PART III

     Item 9.  Directors and executive officers                           17

     Item 10. Executive compensation                                     17

     Item 11. Security ownership of certain beneficial owners
               and management                                            17

     Item 12. Certain relationships and related transactions             17

     Item 13. Exhibits and reports on Form 8-K                         18 - 20

Signatures                                                               21

                                     Part I

                        Item 1. Description of Business


Croghan Bancshares, Inc. (the "Corporation") was organized under the laws of the State of Ohio on September 27, 1983, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Corporation, as the result of a merger and reorganization effective in 1984, acquired all of the voting shares of The Croghan Colonial Bank (the "Bank"), an Ohio chartered bank organized in 1888. The Bank is the only subsidiary of the Corporation, and substantially all of the Corporation's operations are conducted through the Bank. The principal offices of both the Corporation and the Bank are located at 323 Croghan Street, Fremont, Ohio. The Bank also operates eight Ohio branch offices: two in Bellevue, one in Clyde, three in Fremont, one in Green Springs, and one in Monroeville. The Corporation and the Bank had total consolidated assets of $340,168,000 at December 31, 1996.

The Corporation, through its subsidiary, the Bank, operates in one industry segment, the commercial banking industry.

                                    General

The Bank conducts a general banking business embracing the usual functions of commercial, retail, and savings banking, including time, savings, money market and demand deposits; commercial, industrial, agricultural, real estate, consumer installment and credit card lending; safe deposit box rental; automatic teller machines; trust department services since 1990; and other services tailored for individual customers. The Bank makes and services secured and unsecured loans to individuals, firms and corporations. The Bank makes direct loans to individuals and purchases installment obligations from retailers, both with and without recourse. The Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. The Bank has offered discount brokerage services since 1985. All customer transactions are settled through a correspondent bank account at National City Bank. Additionally, beginning in June 1995, investment products bearing no FDIC insurance are offered through the Bank's Specialized Investment Division.

On a parent company only basis, the Corporation's only source of funds is the receipt of dividends paid by the Bank subsidiary. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions, unless the total of the dividends in a calendar year exceeds the total of its net profits for the year combined with its retained profits of the two preceding years. Management believes that the future earnings of the Bank will be sufficient to support anticipated asset growth at the Bank and at the same time provide funds to the Corporation to service debt and continue dividends at their current level.

On August 1, 1996, the Corporation acquired all of the outstanding shares of Union Bancshares Corp. ("Union"), the sole shareholder of The Union Bank and Savings Company, an Ohio banking corporation, for $20,226,868 cash plus $73,038 in acquisition costs pursuant to a Plan and Agreement of Reorganization dated February 15, 1996, and an Agreement of Merger dated March 27, 1996. The purchase price was deemed representative of the fair market value of Union and was subject to final adjustment based upon the results of an audit of Union's financial statements as of July 31, 1996. The Corporation funded the acquisition with internally-generated cash (primarily through the available undistributed income of the Bank) and with $4,500,000 borrowed from NBD Bank. The transaction was accounted for as a purchase with Union's assets and liabilities stated at their fair values. The fair values of the assets acquired totalled $102,275,648 and the fair values of the liabilities assumed totalled $91,544,465. Goodwill arising from the purchase of $9,568,723 is being amortized on a straight-line basis over a period of 15 years.

                           Regulation and Supervision

The Corporation, as a registered bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act limits the activities in which the Corporation and the Bank may engage to those activities that the Federal Reserve Board finds, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A favorable determination by the Federal Reserve Board as to whether any such new activity by the Corporation or the Bank is in the public interest, taking into account both the likely adverse effects and the likely benefits, is also necessary before any such activity may be engaged in. A bank holding company is prohibited from acquiring direct or indirect ownership or control of any company that is not a bank or bank holding company unless its business and activities would be acceptable for the bank holding company itself. The Federal Reserve Board, however, is empowered to differentiate between activities which are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Federal Reserve Board also possesses cease and desist powers over bank holding companies and their non-bank subsidiaries for activities that are deemed by the Board of Governors to constitute a serious risk to the financial safety, soundness or stability of a bank holding company, that are inconsistent with sound banking principles or that are in violation of law. Further, under Section 106 of the 1970 Amendments to the Board's regulations, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any other bank, if after such acquisition, it would own or control such bank. In making such determinations, the Federal Reserve Board considers the effect of the acquisition on competition, the financial and managerial resources of the holding company and the convenience and needs of affected communities. The Act prohibits acquisitions relating to banks in other states unless authorized by the laws of the other state in question. On September 29, 1994, the Act was amended by the Interstate Banking and Branching Efficiency Act of 1994, which authorized (i) interstate bank acquisitions anywhere in the country commencing September 29, 1995 and (ii) interstate branching by acquisition and consolidation commencing June 1, 1997 in those states that have not opted out by that date.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains provisions that directly affect thrifts, banks, thrift holding companies, and bank holding companies. First, FIRREA abolished the Federal Savings and Loan Insurance Corporation and required the Federal Deposit Insurance Corporation ("FDIC") to establish two separate funds, the Bank Insurance Fund ("BIF") to insure banks and the Savings Association Insurance Fund ("SAIF") to insure savings and loan associations. Second, FIRREA amended the Bank Holding Company Act of 1956 to permit bank holding companies to acquire thrift institutions; prior to FIRREA, bank holding companies were permitted to acquire only failing thrift institutions. FIRREA also abolished the restrictions on tandem operations of acquired thrift institutions and the in-state preference for acquisitions of failing thrifts. Finally, FIRREA increased the authority of bank regulators.

The FDIC Improvement Act of 1991, which became law on December 19, 1991, revised sections of the Federal Deposit Insurance Act affecting bank regulation, deposit insurance and provisions for the funding of BIF. The FDIC Improvement Act also revised bank regulatory structures embodied in several other federal banking statutes, linked the bank regulators' authority to intervene to the deterioration of a bank's capital level, placed limits on real estate lending, and increased audit requirements.

The Bank, as an Ohio chartered bank, is supervised by the State of Ohio Division of Financial Institutions. The Bank is also a member of the Federal Reserve System and subject to its supervision. As such, the Bank is subject to periodic examinations by both the Ohio Division of Financial Institutions and the Federal Reserve Board. These examinations are designed primarily for the protection of the Bank's depositors and not for its shareholders. The Bank must file with the Ohio Division of Financial Institutions prescribed periodic reports containing a full and accurate statement of its affairs.

The Corporation and the Bank are subject to the Community Reinvestment Act of 1977, as amended (the "CRA"), which is designed to encourage financial institutions to give special attention to the needs of low and moderate income areas in meeting the credit needs of the communities in which they operate. If the CRA regulatory evaluation of a bank's activities is less than satisfactory, regulatory approval of proposed acquisitions, branch openings and other applications requiring Federal Reserve Board approval may be delayed until a satisfactory CRA evaluation is achieved. The Bank currently has a CRA regulatory evaluation of outstanding.

                     Effects of Government Monetary Policy

The earnings of the Bank are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings, and setting reserve requirements against member and nonmember bank deposits. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including the Bank, and are expected to continue to do so in the future.

                                  Competition

The Corporation's wholly-owned subsidiary, the Bank, has active competition in all areas in which it engages. The Bank competes for commercial and individual deposits and/or loans with other commercial banks in Huron, Sandusky, and Seneca counties in Northwestern Ohio, as well as with savings and loan associations in the trade area, credit unions connected with local businesses, brokerage firms, mutual funds, and financial units of non-local bank holding companies. The Bank focuses on personalized service, convenience of facilities, pricing of products, community stature, and its local ownership and control in meeting its competition.

                                   Employees

The Corporation has no employees and conducts its business through its wholly-owned subsidiary, the Bank.

As of December 31, 1996, the Bank employed 167 full-time employees and 32 part-time employees to whom it provides a variety of benefits and with whom it believes relationships are excellent.

The following pages present various statistical disclosures required for bank holding companies. The information represents only domestic information since the Corporation has no foreign operations or foreign loans.

          Distribution of Assets, Liabilities and Stockholders' Equity;
                    Interest Rates and Interest Differential

The following table sets forth, for the years ended December 31, 1996, 1995 and 1994, the distribution of assets, liabilities and stockholders' equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

                                                        1996                      1995                        1994
                                             -------------------------  ------------------------   -------------------------
                                             Average             Yield   Average            Yield   Average            Yield
                                             balance   Interest  /rate   balance  Interest  /rate   balance  Interest  /rate
       Assets
                                                                         (dollars in thousands)

Interest-earning assets:
  Loans (1) (2)                              $187,126   16,700   8.92%  $155,253   13,860   8.93%  $148,544   12,076   8.13%
  Taxable investment securities                61,315    3,843   6.27%    57,542    3,526   6.13%    60,259    3,155   5.24%
  Non-taxable investment securities            12,743      576   4.52%    11,202      511   4.56%    14,122      669   4.74%
  Federal funds sold                            3,148      166   5.27%     2,995      179   5.98%     2,044       91   4.45%
                                             --------   ------          --------   ------          --------   ------
    Total interest-earning assets             264,332   21,285   8.05%   226,992   18,076   7.96%   224,969   15,991   7.11%
                                             --------   ------          --------   ------          --------   ------
Non-interest-earning assets:
  Cash and due from banks                       8,140                      6,939                      6,924
  Bank premises and equipment, net              5,762                      4,325                      4,388
  Other assets                                  7,322                      2,992                      3,055
  Less allowance for possible loan losses      (2,889)                    (2,489)                    (2,359)
                                             --------                   --------                   --------
Total                                        $282,667   21,285          $238,759   18,076          $236,977   15,991
                                             ========   ======          ========   ======          ========   ======

  Liabilities and Stockholders' Equity

Interest-bearing liabilities:
  Savings, NOW and Money Market deposits     $ 91,385    2,161   2.36%  $ 82,040    2,051   2.50%  $ 87,117    2,059   2.36%
  Time deposits                               125,026    6,736   5.39%    99,677    5,117   5.13%    96,440    4,064   4.21%
  Federal funds purchased and securities
    sold under repurchase agreements            2,206       92   4.17%     1,994       65   3.26%     2,464       58   2.35%
  Borrowed funds                                4,129      315   7.63%     2,500      176   7.04%     1,767      125   7.07%
                                             --------   ------          --------   ------          --------   ------
    Total interest-bearing liabilities        222,746    9,304   4.18%   186,211    7,409   3.98%   187,788    6,306   3.36%
                                             --------   ------          --------   ------          --------   ------
Non-interest-bearing liabilities:
  Demand deposits                              28,890                     24,380                     23,446
  Other liabilities                             2,202                      1,555                      1,195
                                             --------                   --------                    -------
                                               31,092                     25,935                     24,641
                                             --------                   --------                    -------
Stockholders' equity                           28,829                     26,613                     24,548
                                             --------                   --------                    -------
Total                                        $282,667    9,304          $238,759    7,409          $236,977    6,306
                                             ========  =======          ========  =======          ========   ======
Net interest income                                    $11,981                    $10,667                     $9,685
                                                       =======                    =======                     ======
Net yield on interest-earning assets                             4.53%                      4.70%                     4.31%
                                                                 =====                      =====                     =====

(1) Included in loan interest income are loan fees of $335,960 in 1996, $189,021 in 1995, and $189,866 in 1994.
(2) Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.

                 Changes in Interest Income and Interest Expense
              Resulting from Changes in Volume and Changes in Rate

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

                                             1996 compared to 1995          1995 compared to 1994
                                               Increase (decrease)            Increase (decrease)
                                             due to volume/rate (1)         due to volume/rate (1)
                                             ----------------------         -----------------------
                                             Volume    Rate     Net         Volume    Rate    Net

                                                           (dollars in thousands)

Interest income:
  Loans                                      $2,844      (4)   2,840        $  562   1,222   1,784
  Taxable investment securities                 235      82      317          (133)    505     372
  Non-taxable investment securities              70      (5)      65          (134)    (25)   (159)
  Federal funds sold                             10     (23)     (13)           51      37      88
                                             ------   -----    -----        ------   -----   -----
    Total interest-earning assets             3,159      50    3,209           346   1,739   2,085
                                             ------   -----    -----        ------   -----   -----
Interest expense:
  Savings, NOW and Money Market deposits        210    (100)     110          (898)    890      (8)
  Time deposits                               1,355     264    1,619           140     913   1,053
  Federal funds purchased and securities
    sold under repurchase agreements              7      20       27            (7)     14       7
  Borrowed funds                                123      16      139            52      (1)     51
                                             ------   -----    -----        ------   -----   -----
    Total interest-bearing liabilities        1,695     200    1,895          (713)  1,816   1,103
                                             ------    ----    -----        ------   -----   -----
Net interest income                          $1,464    (150)   1,314        $1,059     (77)    982
                                             ======    ====    =====        ======   =====   =====

(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.

                              Investment Portfolio

The following table sets forth the carrying amount of investment securities at December 31, 1996, 1995 and 1994:

                                                                           December 31,
                                                                   ------------------------
                                                                   1996       1995      1994

                                                                     (dollars in thousands)

U.S. Treasury securities and obligations of U.S.
  Government agencies and corporations                            $57,235    56,914    55,919
Obligations of states and political subdivisions (1)               15,696    11,367    11,281
Other securities                                                    3,550     4,670     5,101
                                                                  -------    ------    ------
                                                                  $76,481    72,951    72,301
                                                                  =======    ======    ======

(1) There are no investment securities of an "issuer" where the aggregate carrying value of such securities exceeded ten percent of stockholders' equity.
(2) All amounts are presented on the basis of Statement of Financial Accounting Standards No. 115.

The following table sets forth the maturities of investment securities at December 31, 1996 and the weighted average yields of such securities:

                                                                                   Maturing
                                                       -------------------------------------------------------------------
                                                                           After one        After five
                                                          Within          but within        but within           After
                                                         one year          five years        ten years         ten years
                                                       -------------     ------------      -------------     -------------
                                                       Amount Yield       Amount Yield      Amount Yield      Amount Yield

                                                                                (dollars in thousands)

U.S. Treasury securities and obligations of U.S.
  Government agencies and corporations                 $17,352  6.66%    $31,489  5.92%    $ 3,157  6.40%    $ 5,237  6.81%
Obligations of states and political subdivisions (1)     5,407  7.25%      6,196  6.83%      2,786  7.04%      1,307  6.34%
Other securities (2)                                       999  6.92%        600  6.21%        -      -          -      -
                                                       -------  -----    -------  -----    -------  -----    -------  -----
                                                       $23,758  6.81%    $38,285  6.07%    $ 5,943  6.70%    $ 6,544  6.72%
                                                       =======  =====    =======  =====    =======  =====    =======  =====

(1) Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.
(2)  Excludes equity investments of $1,951,000 which have no stated maturity.

                                 Loan Portfolio

                                 Types of Loans

The amounts of gross loans outstanding at December 31, 1996, 1995, 1994, 1993 and 1992 are shown in the following table according to types of loans:

                                                                     December 31,
                                                  ------------------------------------------------
                                                  1996       1995       1994       1993       1992

                                                               (dollars in thousands)

Commercial, financial and agricultural         $ 33,574     24,830     24,545     23,857     25,605
Real estate - mortgage                          156,846    105,484     99,612     90,352     89,682
Real estate - construction                        1,239      2,585        796        757      1,126
Consumer                                         36,440     25,150     27,960     28,093     26,243
Credit card and other                             2,548      1,921      1,948      1,997      2,059
                                               --------    -------    -------    -------    -------
                                               $230,647    159,970    154,861    145,056    144,715
                                               ========    =======    =======    =======    =======

Commercial loans are those made for commercial, industrial, and professional purposes to sole proprietorships, partnerships, corporations, and other business enterprises. Financial loans are those made to banks, depository institutions, other associations and financial intermediaries whose business is to accept deposits and extend credit. Agricultural loans are for the purpose of financing agricultural production, including all costs associated with growing crops or raising livestock. These loans may be secured, other than by real estate, or unsecured, requiring one single repayment or on an installment repayment schedule. The loans involve certain risks relating to changes in local and national economic conditions and the resulting effect on the borrowing entities.

Real estate - mortgage loans are made predicated upon a security interest in real property and secured wholly or substantially by a lien on real property. Real estate - mortgage loans generally pose less risk exposure to the Bank.

Real estate - construction loans are made to finance land development prior to erecting new structures and the construction of new buildings or additions to existing buildings. Real estate - construction loans pose more risk than real estate -mortgage loans, but generally afford adequate security upon completion of the construction project.

Consumer loans are made to individuals for household, family, and other personal expenditures. These often include the purchase of vehicles or furniture, educational expenses, medical expenses, taxes, or vacation expenses. Consumer loans may be secured, other than by real estate, or unsecured, generally requiring repayment on an installment repayment schedule. Consumer loans pose relatively higher risk and are also influenced by local and national economic conditions.

Credit card and other loans are made to individuals for personal expenditures and principally arise from bank credit cards. Such loans generally pose the most risk as they are most frequently unsecured.

There are no foreign loans and lease financing receivables were less than $515,000 in 1996 (none in years prior to 1996).

                                 Loan Portfolio

       Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of commercial, financial and agricultural loans outstanding as of December 31, 1996 which, based on the contract terms for repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

                                                                        Maturing
                                             --------------------------------------------------------------
                                                             After one
                                                 Within      but within        After
                                                one year     five years      five years           Total
                                             -------------  ------------    -------------     -------------

                                                                 (dollars in thousands)


Commercial, financial and agricultural          $11,635          8,359          13,580           33,574
                                                =======          =====          ======           ======


                                                                     Interest
                                                                    Sensitivity
                                                               --------------------
                                                                Fixed       Variable
                                                                rate          rate

                                                               (dollars in thousands)

Due after one but within five years                            $ 2,483        5,876
Due after five years                                             1,266       12,314
                                                               -------       ------
                                                               $ 3,749       18,190
                                                               =======       ======


The above maturity information is based on the contract terms at December 31, 1996 and does not include any possible "rollover" at maturity date. In the normal course of business, the Bank considers and acts upon the borrower's request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower's credit history, the collateral securing the loan, and the purpose for such request.

                                 Loan Portfolio

                                  Risk Elements

The following table presents information concerning the amount of loans at December 31, 1996, 1995, 1994, 1993, and 1992 which contain certain risk elements:

                                                                       December 31,
                                                       ----------------------------------------
                                                       1996     1995     1994     1993     1992

                                                                  (dollars in thousands)

Loans accounted for on a non-accrual basis (1)         $649      845      604      531      439

Loans contractually past due 90 days or more
  as to principal or interest payments (2)              764      477      845      733      948

Loans whose terms have been renegotiated to
  provide a reduction or deferral of interest or
  principal because of a deterioration in the
  financial position of the borrower (1) (3)            471       -        -        -        -
                                                       ====      ===      ===      ===      ===

(1) Loans are placed on non-accrual status when, in the opinion of management, full collection of principal and interest is unlikely. Interest is then recognized on a cash basis where future collections of principal are probable. The amount of interest income that would have been recorded had all non-accrual and renegotiated (of the type specified above) loans been current in accordance with their terms approximated $167,000 in 1996, $89,000 in 1995, $77,000 in 1994, $50,000 in 1993, and $40,000 in 1992.
     Actual interest included in income on these loans amounted to approximately $130,000 in 1996, $27,000 in 1995, $16,000 in 1994, $8,000 in 1993, and
     $28,000 in 1992.

(2)  Excludes loans accounted for on a non-accrual basis.

(3) Excludes loans accounted for on a non-accrual basis and loans contractually past due 90 days or more as to principal or interest payments.

In addition to the loans identified as nonperforming above, there were approximately $1,738,000 of potential problem loans at December 31, 1996, none of which relate to any concentrated risk elements common to all the loans. While these loans are all currently performing, management has serious doubts about the ability of the borrowers to continue to comply with all of their present loan repayment terms.

As of December 31, 1996 there was no concentration of loans that exceeded 10% of total loans.

                         Summary of Loan Loss Experience

               Analysis of the Allowance for Possible Loan Losses

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for possible loan losses for such years:

                                                                                      Year ended December 31,
                                                                      ----------------------------------------------------
                                                                        1996       1995       1994       1993        1992

                                                                                      (dollars in thousands)

Daily average amount of loans, net of unearned income                 $187,126    155,253    148,544    142,047    143,778
                                                                      ========    =======    =======    =======    =======

Allowance for possible loan losses at beginning of year               $  2,614      2,357      2,238      1,924      1,957
Acquisition of Union Bancshares Corp.                                      711        -          -          -          -
                                                                      --------    -------    -------    -------    -------
                                                                         3,325      2,357      2,238      1,924      1,957
                                                                      --------    -------    -------    -------    -------
Loan charge-offs:
  Commercial, financial and agricultural                                   (97)        (2)       -          (11)      (210)
  Real estate - mortgage                                                   -          (25)      (117)       (52)      (248)
  Real estate - construction                                              (198)       -          -          -          -
  Consumer                                                                (116)       (99)      (148)      (104)       (75)
  Credit card and other                                                    (17)       (12)        (7)       (10)       (14)
                                                                      --------    -------    -------    -------    -------
                                                                          (428)      (138)      (272)      (177)      (547)
                                                                      --------    -------    -------    -------    -------
Recoveries of loans previously charged-off:
  Commercial, financial and agricultural                                    80        154          7         40         42
  Real estate - mortgage                                                   -           88         11          6         31
  Real estate - construction                                               187        -          -          -          -
  Consumer                                                                  40         32         41         22         19
  Credit card and other                                                      4          1          2          3          2
                                                                      --------    -------    -------    -------    -------
                                                                           311        275         61         71         94
                                                                      --------    -------    -------    -------    -------
Net recoveries (charge-offs) (2)                                          (117)       137       (211)      (106)      (453)
                                                                      --------    -------    -------    -------    -------
Additions to allowance charged to expense (1)                              160        120        330        420        420
                                                                      --------    -------    -------    -------    -------
Allowance for possible loan losses at end of year                     $  3,368      2,614      2,357      2,238      1,924
                                                                      ========    =======    =======    =======    =======

Allowance for possible loan losses as a percent of year-end loans        1.46%       1.63%     1.52%      1.54%      1.33%
                                                                         ====        ====      ====       ====       ====
Ratio of net charge-offs (recoveries) during the year to
  average loans outstanding                                               .06%        (.09)%    .14%       .07%       .32%
                                                                         ====        ====      ====       ====       ====


(1) The determination of the balance of the allowance for possible loan losses is based upon an analysis of the loan portfolio and reflects an amount which, in management's judgement, is adequate to provide for possible loan losses. Such analysis is based on the character of the loan portfolio, current economic conditions, past loan loss experience, and such other factors as management believes require current recognition in estimating possible loan losses.

(2) The amount of charge-offs and recoveries fluctuates from year to year due to factors relating to the condition of the general economy and specific business segments. The 1992 charge-offs included one commercial loan write-off of $125,058 and one real estate - mortgage loan write-down of $200,000. The 1994 charge-offs included one real estate - mortgage loan write-down of $116,946. The 1995 recoveries included one real estate - mortgage loan recovery of $63,465 and one commercial loan recovery of $122,700. The 1996 charge-offs included one real estate - construction loan write-off of $197,452 and the 1996 recoveries included a $186,769 recovery on the same real estate - construction loan.

                         Summary of Loan Loss Experience

                Allocation of Allowance for Possible Loan Losses

The following table allocates the allowance for possible loan losses for the periods indicated to each loan category. The allowance has been allocated to the categories of loans noted according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred based on specific credit analyses and the proration of the unallocated allowance to the loan categories based on actual loss experience:

                                                     December 31, 1996                 December 31, 1995
                                                 -------------------------         -------------------------
                                                                Percentage                       Percentage
                                                                of loans to                      of loans to
                                                  Allowance     total loans         Allowance    total loans

                                                   (dollars in thousands)           (dollars in thousands)

Commercial, financial and agricultural             $  647         14.6%              $1,161         15.5%
Real estate - mortgage                              1,216         68.0%                 682         66.0%
Real estate - construction                            -             .5%                 -            1.6%
Consumer                                            1,350         15.8%                 682         15.7%
Credit card and other                                 155          1.1%                  89          1.2%
                                                   ------        -----               ------        -----
                                                   $3,368        100.0%              $2,614        100.0%
                                                   ======        =====               ======        =====


                                                      December 31, 1994                December 31, 1993
                                                  ------------------------         -------------------------
                                                               Percentage                       Percentage
                                                               of loans to                      of loans to
                                                  Allowance    total loans         Allowance    total loans

                                                   (dollars in thousands)           (dollars in thousands)

Commercial, financial and agricultural             $  933         15.8%              $1,065         16.4%
Real estate - mortgage                                889         64.3%                 711         62.3%
Real estate - construction                            -             .5%                 -             .5%
Consumer                                              482         18.1%                 409         19.4%
Credit card and other                                  53          1.3%                  53          1.4%
                                                   ------        -----               ------        -----
                                                   $2,357        100.0%              $2,238        100.0%
                                                   ======        =====               ======        =====


                                                              December 31, 1992
                                                          -------------------------
                                                                        Percentage
                                                                        of loans to
                                                           Allowance    total loans

                                                            (dollars in thousands)

Commercial, financial and agricultural                       $1,187         17.7%
Real estate - mortgage                                          466         62.0%
Real estate - construction                                      -             .8%
Consumer                                                        235         18.1%
Credit card and other                                            36          1.4%
                                                             ------         ----
                                                             $1,924        100.0%
                                                             ======        =====

                                    Deposits

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years 1996, 1995 and 1994 in the following table :

                                                             1996                     1995                   1994
                                                     -------------------      -------------------     -------------------
                                                     Average     Average      Average     Average     Average     Average
                                                     balance    rate paid     balance    rate paid    balance    rate paid

                                                                             (dollars in thousands)

Non-interest bearing demand deposits                 $ 28,890       -  %     $ 24,380       -  %     $ 23,446       -  %
Interest bearing demand deposits                       25,186      2.07%       21,110      2.05%       20,978      1.92%
Savings, including Money Market deposits               66,199      2.48%       60,930      2.66%       66,139      2.50%
Time deposits                                         125,026      5.39%       99,677      5.13%       96,440      4.22%
                                                     --------                --------                --------
                                                     $245,301                $206,097                $207,003
                                                     ========                ========                ========

Maturities of time deposits of $100,000 or more outstanding at December 31, 1996 are summarized as follows (dollars in thousands):

3 months or less                                      $10,898
Over 3 through 6 months                                 2,687
Over 6 through 12 months                                2,804
Over 12 months                                         11,638
                                                       ------
                                                       28,027
                                                       ======


                           Return on Equity and Assets


The ratio of net income to daily average total assets and average stockholders' equity, and certain other ratios, for the periods noted are as follows:

                                                       Year ended December 31,
                                                       ----------------------
                                                       1996     1995     1994
Percentage of net income to:
  Average total assets                                 1.08%    1.37%    1.01%
  Average stockholders' equity                        10.60%   12.28%    9.72%

Percentage of cash dividends declared per common
  share to net income per common share                37.38%   32.12%   34.95%

Percentage of average stockholders' equity to
  average total assets                                10.20%   11.15%   10.36%

                         ITEM 2. Description of Property

The Corporation neither owns nor leases any properties. The Bank maintains its main office at 323 Croghan Street, Fremont, Ohio. In addition, the Bank operates two branch offices in Bellevue, one in Clyde, three in Fremont, one in Green Springs, and one in Monroeville. The Bank's operations center is also located in Fremont, Ohio. All of such premises are owned by the Bank and are suitable for their intended uses. Management believes all properties are in excellent condition and are adequately covered by insurance.

                            ITEM 3. Legal Proceedings

Corporation management is aware of no pending or threatened litigation in which the Corporation or its subsidiary Bank faces potential loss or exposure which will materially affect the consolidated financial statements. The Corporation is not aware of any proceedings that a governmental authority is contemplating.

           ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                     PART II

        ITEM 5. Market for Common Equity and Related Stockholder Matters

The number of holders of record of the Corporation's common stock at December 31, 1996 is 645.

Information relating to dividend restrictions is contained on page 32 in Financial Statement Footnote No. 13 captioned "Regulatory Matters" of the 1996 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

Other information required by this Item is contained on page 3 under the caption "Market Price and Dividends on Common Stock" of the 1996 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

                  ITEM 6. Management's Discussion and Analysis

Information required by this Item is contained on pages 5 through 12 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1996 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

                          ITEM 7. Financial Statements

The following information required by this Item is contained on pages 13 through 36 in the 1996 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference:

 Independent Auditor's Report

 Consolidated Balance Sheets - December 31, 1996 and 1995

 Consolidated Statements of Operations - Years ended December 31, 1996, 1995 and 1994

 Consolidated Statements of Stockholders' Equity - Years ended December 31,
    1996, 1995 and 1994

 Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and
    1994

 Summary of Significant Accounting Policies

 Notes to Consolidated Financial Statements

       ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants during the year ended December 31, 1996.

                                    PART III

                    ITEM 9. Directors and Executive Officers

Information concerning Directors and Executive Officers of the Corporation is contained on pages 1, 2, 3, and 4 under the caption "Election of Directors", and on pages 5 and 6 under the caption "Executive Officers" in the Corporation's Definitive Proxy Statement dated March 28, 1997, for the Annual Meeting of Shareholders to be held on May 13, 1997, and is incorporated herein by reference.

                         ITEM 10. Executive Compensation

Information concerning executive compensation is contained on page 4 under the caption "Election of Directors", and on page 6 under the caption "Executive Compensation" in the Corporation's Definitive Proxy Statement dated March 28, 1997, for the Annual Meeting of Shareholders to be held on May 13, 1997, and is incorporated herein by reference.

     ITEM 11. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is contained on pages 1, 2, 3, and 4 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the Corporation's Definitive Proxy Statement dated March 28, 1997, for the Annual Meeting of Shareholders to be held on May 13, 1997, and is incorporated herein by reference.

             ITEM 12. Certain Relationships and Related Transactions

Information concerning any related party transactions is contained on page 7 under the caption "Indebtedness of and Transactions with Officers and Directors" in the Corporation's Definitive Proxy Statement dated March 28, 1997, for the Annual Meeting of Shareholders to be held on May 13, 1997, and is incorporated herein by reference.

                              ITEM 13. (a) Exhibits

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of Regulation S-B) in this filing:


                                                             Reference to Prior
                                                              Filing of Exhibit
Regulation                                                        or of the
S-B Exhibit                                                  Exhibit's Inclusion
Number                       Document                           in this Filing


        3(i)     Amended Articles of Incorporation of Croghan         (1)
                 Bancshares, Inc.

        3(ii)    Code of Regulations of Croghan Bancshares, Inc.      (2)

        4.1      Certificate of Registrant's Common Stock             (3)

        4.2      Articles Fourth, Fifth and Eighth of                 (1)
                 Registrant's Articles of Incorporation

        4.3      Articles II, III, V, VII and VIII of                 (2)
                 Registrant's Code of Regulations

        10.1     Material employment contract with an executive       (4)
                 officer

        10.2     Plan and Agreement of Reorganization dated           (5)
                 February 15, 1996 between Croghan Bancshares,
                 Inc. and Union Bancshares Corp.

        10.3     Agreement of Merger dated March 27, 1996             (6)
                 between Croghan Bancshares, Inc. and Union
                 Bancshares Corp.

        13       Annual Report to Shareholders - 1996              Included with
                                                                   this filing

        21       Subsidiaries of the Registrant                    Included with
                                                                    this filing

        27       Financial Data Schedule                           Included with
                                                                    this filing


(1) Indicates the document was previously filed as Exhibit 3(i) of the Issuer's June 30, 1996 quarterly report Form 10-QSB pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. This document is hereby incorporated by reference in accordance with item 601 of Regulation S-B.

(2) Indicates the document was previously filed as Exhibit 2 of the Issuer's Form 10 registration statement pursuant to Section 12(g) of the Securities Exchange Act of 1934. This document is hereby incorporated by reference in accordance with item 601 of Regulation S-B.

(3) Indicates the document was previously filed as Exhibit 3 of the Issuer's Form 10 registration statement pursuant to Section 12(g) of the Securities Exchange Act of 1934. This document is hereby incorporated by reference in accordance with item 601 of Regulation S-B.

(4) Indicates the document was previously filed as Exhibit 10 of the Issuer's September 30, 1996 quarterly report Form 10-QSB pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. This document is hereby incorporated by reference in accordance with item 601 of Regulation S-B.

(5) Indicates the document was previously filed as Exhibit 1 of the Issuer's December 31, 1995 annual report Form 10-KSB pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. This document is hereby incorporated by reference in accordance with item 601 of Regulation S-B.

(6) Indicates the document was previously filed as Exhibit 2.2 of the Issuer's original August 1, 1996 Form 8-K. This document is hereby incorporated by reference in accordance with item 601 of Regulation S-B.

                        ITEM 13. (b) Reports on Form 8-K

Form 8-K/A was filed on October 10, 1996, amending the Form 8-K filed on August 14, 1996, which reported the Corporation's acquisition of Union Bancshares Corp. Included in the filing were the audited Consolidated Financial Statements for Union Bancshares Corp. for July 31, 1996 and various pro-forma schedules relating to the acquisition.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CROGHAN BANCSHARES, INC.

Date:   March 11, 1997                    /s/   Thomas F. Hite
        --------------                    -------------------------
                                          Thomas F. Hite, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:

/s/   Allan E. Mehlow                  /s/   Robert H. Moyer
---------------------------------      ---------------------------------
Allan E. Mehlow, Treasurer/            Robert H. Moyer, Director
 Principal Financial Officer

/s/   Janet E. Burkett                 /s/   Albert C. Nichols
---------------------------------      ---------------------------------
Janet E. Burkett, Director             Albert C. Nichols, Director


/s/   Thomas F. Hite                   /s/   K. Brian Pugh
----------------------------------     ---------------------------------
Thomas F. Hite, Director/President     K. Brian Pugh, Director

/s/   John P. Keller                   /s/   Clemens J. Szymanowski
---------------------------------      ---------------------------------
John P. Keller, Director               Clemens J. Szymanowski, Director


/s/   Stephen A. Kemper                /s/   J. Terrence Wolfe
---------------------------------      ---------------------------------
Stephen A. Kemper, Director            J. Terrence Wolfe, Director


/s/   Daniel W. Lease
---------------------------------      ---------------------------------
Daniel W. Lease, Director              Claude E. Young, Director


Date:   March 11, 1997                 /s/   Gary L. Zimmerman
        --------------                 ---------------------------------
                                       Gary L. Zimmerman, Director