Form 10-Q
period 1997-03-31
CROGHAN BANCSHARES INC
filed 1997-04-23
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1997

                                     0-20159
    ---------------------------------------------------------------------------
                            (Commission File Number)

                            CROGHAN BANCSHARES, INC.
    ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Ohio                                   31-1073048
    ---------------------------------------------------------------------------
             (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)                Identification No.)

                323 Croghan Street, Fremont, Ohio                   43420
    ---------------------------------------------------------------------------
             (Address of principal executive offices)             (Zip Code)

                                 (419)-332-7301
    ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

          634,526 Common shares were outstanding as of March 31, 1997.

                        This document contains 11 pages.

                            CROGHAN BANCSHARES, INC.

                                  Index
PART I.                                                                Page(s)
    Item 1.  Financial Statements                                       3 - 6
    Item 2.  Management's Discussion and Analysis                       7 - 9

PART II.

    Item 1.  Legal Proceedings - None
    Item 2.  Changes in Securities - None
    Item 3.  Defaults Upon Senior Securities - None
    Item 4.  Submission of Matters to a Vote - None
    Item 5.  Other Information - None
    Item 6.  Exhibits and Reports on Form 8-K:

                         (a)  Exhibit 27 - Financial data schedule         11
                         (b)  None
Signatures                                                                 10

                            CROGHAN BANCSHARES, INC.
                     Consolidated Balance Sheets (Unaudited)

                                                                March 31   December 31
                                     ASSETS                       1997        1996
                                                       (Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS

      Cash and due from banks                                  $  11,550    $  11,543
      Interest-bearing deposits in other banks                        --            1
      Federal funds sold                                           1,300        4,550
                                                               ---------    ---------
                             Total cash and cash equivalents      12,850       16,094
                                                               ---------    ---------
INVESTMENT SECURITIES

      Available-for-sale, at market value                         37,408       39,798
      Held-to-maturity, at amortized cost,
             market value of $39,035 in 1997
             and $36,716 in 1996                                  39,321       36,683
                                                               ---------    ---------
                             Total investment securities          76,729       76,481
                                                               ---------    ---------
LOANS                                                            222,699      230,647
      Less:  Allowance for possible loan losses                    3,408        3,368
                                                               ---------    ---------
                             Net Loans                           219,291      227,279
                                                               ---------    ---------
BANK PREMISES AND EQUIPMENT, NET                                   7,640        7,769
ACCRUED INTEREST RECEIVABLE                                        2,691        2,580
OTHER ASSETS                                                         693          655
INTANGIBLE ASSETS                                                  9,151        9,310
                                                               ---------    ---------
TOTAL ASSETS                                                   $ 329,045    $ 340,168
                                                               =========    =========
           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits:
           Demand, non-interest bearing                        $  28,766    $  31,575
           Savings, including NOW and Money
             Market Deposit accounts                             109,095      110,664
           Time                                                  150,363      153,071
                                                               ---------    ---------
                             Total deposits                      288,224      295,310

      Federal funds purchased and securities
           sold under repurchase agreements                        2,433        6,039
      Borrowed funds                                               5,825        6,563
      Dividends payable                                              285          285
      Accrued interest, taxes and other expenses                   2,444        2,331
                                                               ---------    ---------
                             Total liabilities                   299,211      310,528
                                                               ---------    ---------
STOCKHOLDERS' EQUITY
      Common stock, $12.50 par value
         Authorized 3,000,000 shares; issued and
           outstanding 634,526 shares                              7,932        7,932
      Surplus                                                      8,989        8,989
      Retained earnings                                           13,040       12,622
      Net unrealized holding gain (loss) on
          securities available-for-sale, net of
           related income taxes                                     (127)          97
                                                               ---------    ---------
                             Total stockholders' equity           29,834       29,640
                                                               ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 329,045    $ 340,168
                                                               =========    =========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                Consolidated Statements of Operations (Unaudited)

                                                                             Three months ended
                                                                                  March 31
                                                                              1997        1996
                                                                              ----        ----
                                                                            (Dollars in thousands,
                                                                            except per share data)
INTEREST INCOME
      Interest and fees on loans                                             $ 4,915    $ 3,520
      Interest and dividends on investment securities:
           U.S. Treasury securities                                              489        542
           Obligations of U.S. Government agencies and corporations              422        305
           Obligations of states and political subdivisions                      166        120
           Other securities                                                       54         79
      Interest on federal funds sold                                              83          9
                                                                             -------    -------
                             Total interest income                             6,129      4,575
                                                                             -------    -------
INTEREST EXPENSE

      Interest on deposits                                                     2,673      1,848
      Interest on other borrowings                                               138         74
                                                                             -------    -------
                             Total interest expense                            2,811      1,922
                                                                             -------    -------
                             Net interest income                               3,318      2,653
PROVISION FOR LOAN LOSSES                                                         45         15
                                                                             -------    -------
                             Net interest income after provision
                              for loan losses                                  3,273      2,638
                                                                             -------    -------
NON-INTEREST INCOME

      Trust income                                                                72         67
      Service charges on deposit accounts                                        176        136
      Gain (loss) on sale of investment securities                                (6)        16
      Other operating income                                                     140         88
                                                                             -------    -------
                             Total non-interest income                           382        307
                                                                             -------    -------
NON-INTEREST EXPENSES

      Salaries, wages and employee benefits                                    1,423      1,058
      Net occupancy expense of bank premises                                     164         97
      Amortization of goodwill and other intangible asset                        159         --
      Other operating expenses                                                   844        611
                                                                             -------    -------
                             Total non-interest expenses                       2,590      1,766
                                                                             -------    -------
                             Income before federal income taxes                1,065      1,179
FEDERAL INCOME TAXES                                                             362        367
                                                                             -------    -------
NET INCOME                                                                   $   703    $   812
                                                                             =======    =======
                             Net income per share, based on 634,526 shares   $  1.11    $  1.28
                                                                             =======    =======
                             Dividends declared,based on 634,526 shares      $   .45    $   .45
                                                                             =======    =======

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                          Three months ended
                                                                               March 31
                                                                            1997        1996
                                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                                         $    703    $    812
      Adjustments to reconcile net income to net cash provided
       by operating activities:
                Depreciation and amortization                                 262          85
                Provision for loan losses                                      45          15
                Deferred federal income taxes                                 (33)         93
                FHLB stock dividend                                           (20)        (14)
                Net amortization of investment security premiums
                 and discounts                                                 20          21
                Loss (gain) on sale of investment securities                    6         (16)
                Loss (gain) on sale of equipment                               --           6
                Decrease (increase) in accrued interest receivable           (111)        (85)
                Decrease (increase) in other assets                           (38)       (218)
                Increase (decrease) in accrued interest, taxes and
                  other expenses                                              262         157
                                                                         --------    --------
                             Net cash provided by operating activities      1,096         856
                                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES

      Purchases of investment securities:
                Available-for-sale                                         (4,984)     (2,997)
                Held-to-maturity                                           (6,070)     (1,302)
      Proceeds from maturities of investment securities                     9,485       5,733
      Proceeds from sales of available-for-sale investment securities         993       1,015
      Net decrease (increase) in loans                                      7,943       2,785
      Capital expenditures                                                    (26)       (100)
      Proceeds from sale of equipment                                          --           2
                                                                         --------    --------
                             Net cash provided by (used in)
                              investing activities                          7,341       5,136
                                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in total deposits                            (7,051)     (3,996)
      Increase (decrease) in federal funds purchased and
        securities sold under repurchase agreements                        (3,606)     (2,916)
      Increase (decrease) in borrowed funds                                  (738)         --
      Cash dividends paid                                                    (286)       (285)
                                                                         --------    --------
                             Net cash provided by (used in)
                              financing activities                        (11,681)     (7,197)
                                                                         --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (3,244)     (1,205)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           16,094       7,819
                                                                         --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 12,850    $  6,614
                                                                         ========    ========

SUPPLEMENTAL DISCLOSURES
   Cash paid during the year for:

                Interest                                                 $  2,918    $  2,047
                                                                         ========    ========
                Federal income taxes                                     $     --    $     61
                                                                         ========    ========
   Transfer of loans to other real estate                                $     --    $     --
                                                                         ========    ========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)

(1)  Consolidated Financial Statements

     The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

     The consolidated balance sheets include the assets and liabilities of Union Bancshares Corp. ("Union") as discussed in Note (2). The consolidated statements of operations and cash flows for the quarter ended March 31, 1996 do not include the operations of Union since the purchase took place on August 1, 1996.

(2)  Acquisition of Union Bancshares Corp.

     On August 1, 1996, the Corporation acquired all of the outstanding shares of Union, the sole shareholder of The Union Bank and Savings Company, an Ohio banking corporation, for $20,227,000 cash plus $73,000 in acquisition costs pursuant to a Plan and Agreement of Reorganization dated February 15, 1996, and an Agreement of Merger dated March 27, 1996. The purchase price was deemed representative of the fair market value of Union and was subject to final adjustment based upon the results of an audit of Union's financial statements as of July 31, 1996. The transaction was accounted for as a purchase with Union's assets and liabilities stated at their fair values. The fair values of the assets acquired totalled $102,276,000 and the fair values of the liabilities assumed totalled $91,545,000. Goodwill arising from the purchase of $9,569,000 is being amortized over a period of 15 years.

                            CROGHAN BANCSHARES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

Assets at March 31, 1997 totalled $329,045,000 compared to $340,168,000 at 1996 year end. Total deposits decreased to $288,224,000 from $295,310,000 at year end and total loans decreased to $222,699,000 from $230,647,000 at year end.

Net income for the quarter ended March 31, 1997 was $703,000 or $1.11 per common share compared to $812,000 or $1.28 per common share for the same period in 1996. The operating results for the quarter ended March 31, 1997 were negatively impacted by an increase in the provision for loan losses, costs associated with operating the offices acquired in the August 1, 1996 purchase of Union Bancshares Corp., and an increase in the Corporation's effective federal income tax rate (due primarily to the non-deductibility of goodwill amortization expense).

DEPOSITS, LOANS, INVESTMENT SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at March 31, 1997 decreased $7,086,000 or 2.4 percent from 1996 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $4,378,000 while the time deposit category decreased $2,708,000. Total loans decreased $7,948,000 or 3.4 percent from 1996 year end. Total investment securities increased $248,000 from 1996 year end.

Stockholders' equity at March 31, 1997 increased to $29,834,000 or $47.02 book value per common share compared to $29,640,000 or $46.71 book value per common share at December 31, 1996. The balance in stockholders' equity at March 31, 1997 included a net unrealized holding loss on securities classified as available-for-sale of $127,000 (net of deferred income taxes totalling $65,000). At December 31, 1996, stockholders' equity included a net unrealized holding gain on securities classified as available-for-sale of $97,000 (net of deferred income taxes totalling $50,000). Consistent with the Corporation's quarterly dividend policy, a dividend of $.45 per share was declared on March 11, 1997 to be distributed on April 30, 1997.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, increased $665,000 for the quarter ended March 31, 1997 compared to the same period in 1996. Net interest income for the 1997 quarter includes the operations of the former Union Bancshares Corp. and thus the comparability of the amounts presented is significantly affected. The net interest yield (net interest income divided by average earning assets) was 4.35 for the quarter ended March 31, 1997 compared to 4.64 percent for the same period in 1996.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following table details factors relating to the provision and allowance for the three and twelve month periods:

                                      Three Months Ended    Twelve Months Ended
                                           March 31,             December 31,
                                             1997                    1996
                                                (Dollars in thousands)
Provision for loan losses charged
      to expense                            $   45                  $  160
Net loan charge-offs                             5                     117
Net loan charge-offs as a percent of
    average outstanding net loans              .00%                    .06%



Nonaccrual loans                            $  310                  $  649
Loans past due 90 days or more               1,094                     764
Restructured loans                             462                     471
Potential problem loans, other than those
    past due 90 days or more, nonaccrual,
    or restructured                          2,123                   1,738
Allowance for possible loan losses           3,408                   3,368
Allowance for possible loan losses as a
    percent of period-end loans               1.53%                   1.46%

The first quarter 1997 provision for loan losses appearing in the Consolidated Statements of Operations totalled $45,000. This provision compares to $15,000 expensed in the first quarter of 1996. Actual net loan charge offs were $5,000 for the first three months of 1997 compared to $37,000 during the same period in 1996.

Nonaccrual loans decreased from $649,000 at December 31, 1996 to $310,000 at March 31, 1997. This positive trend was offset by a $330,000 increase in loans past due 90 days or more and a $385,000 increase in other potential problem loans from the December 31, 1996 figures. All asset quality trends will continue to be monitored throughout 1997 to ensure adequate provisions are calculated and expensed. The Corporation's allowance for possible loan losses as a percentage of outstanding loans improved to 1.53 percent at March 31, 1997 compared to 1.46 percent at December 31, 1996.

It is the Corporation's policy to maintain the allowance for possible loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is employed to facilitate the early identification of problem loans and to ensure sound credit decisions. Management considers the balance at March 31, 1997 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $75,000 or 24.4 percent for the quarter ended March 31, 1997 compared to the same period in 1996. Non-interest income for the quarter ended March 31, 1997 includes the operations of the former Union Bancshares Corp. and thus the comparability of the amounts presented is significantly affected.

Included in non-interest income for the quarter ended March 31, 1997 are realized losses of $6,000 on the sale of investment securities that were classified as available-for-sale. This compares to realized gains of $16,000 on the sale of investment securities during the same period in 1996. Trust department fee income increased $5,000 between quarterly periods and service charges on deposit accounts increased $40,000 between quarterly periods.

Other operating income increased $52,000 between quarterly periods. Included in other operating income for the first three months of 1997 are $39,000 in fees generated from the Specialized Investments Division which markets products that are not FDIC insured (e.g., mutual funds and annuities). This compares to $24,000 in fees earned during the period in 1996.

NON-INTEREST EXPENSES

Total non-interest expenses increased $824,000 or 46.7 percent for the quarter ended March 31, 1997 compared to the same period in 1996. Non-interest expenses for the quarter ended March 31, 1997 include the operations of the former Union Bancshares Corp. and thus the comparability of the amounts presented is significantly affected. Salaries, wages and employee benefits increased $365,000 between quarterly periods and net occupancy expense of bank premises increased $67,000 between quarterly periods.

Other operating expenses increased $233,000 between quarterly periods. Goodwill amortization associated with the August 1, 1996 purchase of Union Bancshares Corp. totalled $159,000 for the quarter ended March 31, 1997 with no such amortization expense included in results for the same quarter in 1996.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense decreased $5,000 or 1.4 percent between quarterly periods. The Corporation's effective tax rate for the quarter ended March 31, 1997 increased to 34.0 percent compared to 31.1 percent for the quarter ended March 31, 1996. The increase in the effective tax rate for the 1997 quarterly period is attributable to decreased earnings and the inability to deduct the amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

An average federal funds sold position of $6,063,000 was maintained for the quarterly period ended March 31, 1997. Short-term borrowings of federal funds purchased and repurchase agreements averaged $2,638,000 for the quarterly period.

Long-term borrowings due to the Federal Home Loan Bank in 1999 totalled $2,500,000 at March 31, 1997 and throughout the quarterly period ended March 31, 1997. Additionally, borrowings from NBD Bank advanced to fund the purchase of Union Bancshares Corp. totalled $3,325,000 at March 31, 1997. The loan is due on July 31, 1999 and is repayable in quarterly installments of principal plus interest, with the principal payments based upon a ten-year amortization schedule.

Capital expenditures for bank premises and equipment totalled $26,000 for the quarter ended March 31, 1997. This compares to $100,000 for same period in 1996. Projected 1997 capital expenditures total $900,000 with a majority of that amount budgeted for the purchase of new computer processing equipment. A significant portion of the equipment is scheduled for delivery in July, with the remainder of the equipment to be installed prior to the end of the year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CROGHAN BANCSHARES, INC
                                            -----------------------
                                            Registrant


Date:  April 14, 1997                       /s/ Thomas Hite
     ----------------------                 ---------------------------
                                            Thomas F. Hite, President

Date:  April 14, 1997                       /s/ Allan E. Mehlow
     ----------------------                 ---------------------------
                                            Allan E. Mehlow, Treasurer/
                                            Principal Financial Officer