Form 10-Q
period 1997-06-30
CROGHAN BANCSHARES INC
filed 1997-07-29
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1997

                                    0-20159
--------------------------------------------------------------------------------
                            (Commission File Number)


                            CROGHAN BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                        31-1073048
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


             323 Croghan Street, Fremont, Ohio                   43420
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (419)-332-7301
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


          634,526 Common shares were outstanding as of June 30, 1997.


This document contains 13 pages.

                            CROGHAN BANCSHARES, INC.

                                     Index

PART I.                                                               Page(s)

Item 1.  Financial Statements                                         3 -  7
Item 2.  Management's Discussion and Analysis                         8 - 10

PART II.

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities - None except for Item 4(c) below
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Security Holders:
         (a) The annual meeting of shareholders of Croghan Bancshares, Inc. was held on May 13, 1997.
         (b) Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for Directors and all nominees were elected.
         (c) In addition to the election of directors, a proposal to amend the Corporation's Amended Articles of Incorporation to eliminate the preemptive right of shareholders to subscribe to issuances of stock was voted upon at the meeting. The results of the matters presented were as follows:

               Directors               For     Withheld   Abstain
               ---------               ---     --------   -------

             Janet E. Burkett         490,959     1,403       0
             Thomas F. Hite           490,959     1,403       0
             John P. Keller           484,955     7,407       0
             Stephen A. Kemper        484,208     8,154       0
             Daniel W. Lease          489,069     3,293       0
             Robert H. Moyer          487,678     4,684       0
             Albert C. Nichols        490,959     1,403       0
             K. Brian Pugh            484,208     8,154       0
             Clemens J. Szymanowski   489,569     2,793       0
             J. Terrence Wolfe        490,959     1,403       0
             Claude E. Young          490,959     1,403       0
             Gary L. Zimmerman        487,679     4,683       0

                                       For     Withheld   Abstain
             Amend Articles            ---     --------   -------
             to eliminate
             preemptive right         441,411    23,342     14,757

         (d) Not applicable.

Item 5.  Other Information - None
Item 6.  Exhibits and Reports on Form 8-K:
         (a)  Exhibit 3(i) - Amended Articles of Incorporation            12
              Exhibit 27   - Financial Data Schedule                      13
         (b)  None

Signatures                                                                11

                            CROGHAN BANCSHARES, INC.

                    Consolidated Balance Sheets (Unaudited)

                                                                                         June 30          December 31
                 ASSETS                                                                    1997               1996
                                                                                  (Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
    Cash and due from banks                                                            $ 13,047          $ 11,543
    Interest-bearing deposits in other banks                                               --                   1
    Federal funds sold                                                                     --               4,550
                                                                                       --------          --------
                 Total cash and cash equivalents                                         13,047            16,094
                                                                                       --------          --------
INVESTMENT SECURITIES
    Available-for-sale, at market value                                                  35,603            39,798
    Held-to-maturity, at amortized cost, market value of $37,886 in 1997
         and $36,716 in 1996                                                             37,904            36,683
                                                                                       --------          --------
                 Total investment securities                                             73,507            76,481
                                                                                       --------          --------
LOANS                                                                                   226,862           230,647
    Less:  Allowance for possible loan losses                                             3,621             3,368
                                                                                       --------          --------
                 Net Loans                                                              223,241           227,279
                                                                                       --------          --------
BANK PREMISES AND EQUIPMENT, NET                                                          7,888             7,769
ACCRUED INTEREST RECEIVABLE                                                               2,609             2,580
INTANGIBLE ASSETS                                                                         8,991             9,310
OTHER ASSETS                                                                                778               655
                                                                                       --------          --------
TOTAL ASSETS                                                                           $330,061          $340,168
                                                                                       ========          ========
          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits:
       Demand, non-interest bearing                                                    $ 30,680          $ 31,575
       Savings, including NOW and Money Market Deposit accounts                         108,539           110,664
       Time                                                                             152,008           153,071
                                                                                       --------          --------
                 Total deposits                                                         291,227           295,310

    Federal funds purchased and securities sold under repurchase agreements               1,898             6,039
    Borrowed funds                                                                        3,875             6,563
    Dividends payable                                                                       286               285
    Accrued interest, taxes and other expenses                                            2,162             2,331
                                                                                       --------          --------
                 Total liabilities                                                      299,448           310,528
                                                                                       --------          --------
STOCKHOLDERS' EQUITY
    Common stock, $12.50 par value.  Authorized 3,000,000 shares; issued and
       outstanding 634,526 shares                                                         7,932             7,932
    Surplus                                                                               8,989             8,989
    Retained earnings                                                                    13,654            12,622
    Net unrealized holding gain (loss) on securities available-for-sale, net of
     related income taxes                                                                    38                97
                                                                                       --------          --------
                 Total stockholders' equity                                              30,613            29,640
                                                                                       --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $330,061          $340,168
                                                                                       ========          ========

See notes to consolidated financial statements


                            CROGHAN BANCSHARES, INC.

               Consolidated Statements of Operations (Unaudited)

                                                                              Three months ended          Six months ended
                                                                                   June 30                    June 30
                                                                              1997          1996         1997          1996
                                                                            (Dollars in thousands,    (Dollars in thousands,
                                                                             except per share data)   except per share data)
INTEREST INCOME
    Interest and fees on loans                                             $  5,137      $  3,543     $ 10,052      $  7,062
    Interest and dividends on investment securities:
        U.S. Treasury securities                                                453           504          942         1,046
        Obligations of U.S. Government agencies and corporations                476           276          898           581
        Obligations of states and political subdivisions                        164           114          329           234
        Other securities                                                         53            72          107           151
    Interest on federal funds sold                                               62            34          145            43
                                                                           --------      --------     --------      --------
                  Total interest income                                       6,345         4,543       12,473         9,117
                                                                           --------      --------     --------      --------
INTEREST EXPENSE
    Interest on deposits                                                      2,652         1,808        5,324         3,656
    Interest on other borrowings                                                116            62          254           135
                                                                           --------      --------     --------      --------
                  Total interest expense                                      2,768         1,870        5,578         3,791
                                                                           --------      --------     --------      --------
                  Net interest income                                         3,577         2,673        6,895         5,326

PROVISION FOR LOAN LOSSES                                                        45            15           90            30
                                                                           --------      --------     --------      --------
                  Net interest income after provision for loan losses         3,532         2,658        6,805         5,296
                                                                           --------      --------     --------      --------
NON-INTEREST INCOME
    Trust income                                                                 76            66          149           133
    Service charges on deposit accounts                                         187           138          363           274
    Gain (loss) on sale of investment securities                                 (1)            2           (8)           18
    Other operating income                                                      124           123          264           211
                                                                           --------      --------     --------      --------
                  Total non-interest income                                     386           329          768           636
                                                                           --------      --------     --------      --------
NON-INTEREST EXPENSES
    Salaries, wages and employee benefits                                     1,415         1,089        2,838         2,148
    Net occupancy expense of bank premises                                      155            89          319           185
    Amortization of goodwill and other intangible asset                         159          --            319          --
    Other operating expenses                                                    826           580        1,669         1,191
                                                                           --------      --------     --------      --------
                  Total non-interest expenses                                 2,555         1,758        5,145         3,524
                                                                           --------      --------     --------      --------
                  Income before federal income taxes                          1,363         1,229        2,428         2,408

FEDERAL INCOME TAXES                                                            463           384          825           751
                                                                           --------      --------     --------      --------
NET INCOME                                                                 $    900      $    845     $  1,603      $  1,657
                                                                           ========      ========     ========      ========

                  Net income per share, based on 634,526 shares            $   1.42      $   1.33     $   2.53      $   2.61
                                                                           ========      ========     ========      ========
                  Dividends declared, based on 634,526 shares              $    .45      $    .45     $    .90      $    .90
                                                                           ========      ========     ========      ========

See notes to consolidated financial statements.



                            CROGHAN BANCSHARES, INC.

               Consolidated Statements of Cash Flows (Unaudited)

                                                                                                          Six months ended
                                                                                                               June 30
                                                                                                          1997          1996
                                                                                                       (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                        $  1,603      $  1,657
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                                      522           172
        Provision for loan losses                                                                           90            30
        Deferred federal income taxes                                                                      (31)          108
        FHLB stock dividend                                                                                (42)          (28)
        Net amortization of investment security premiums and discounts                                      39            42
        Loss (gain) on sale of investment securities                                                         8           (18)
        Loss (gain) on sale of equipment                                                                  --               6
        Decrease (increase) in accrued interest receivable                                                 (29)          184
        Decrease (increase) in other assets                                                               (123)         (126)
        Increase (decrease) in accrued interest, taxes and other expenses                                 (108)         (142)
                                                                                                      --------      --------
                        Net cash provided by operating activities                                        1,929         1,885
                                                                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of investment securities:
        Available-for-sale                                                                             (10,480)       (3,995)
        Held-to-maturity                                                                                (8,941)       (1,302)
    Proceeds from maturities of investment securities                                                   18,341        12,018
    Proceeds from sales of available-for-sale investment securities                                      3,994         4,014
    Net decrease (increase) in loans                                                                     3,948        (3,841)
    Capital expenditures                                                                                  (425)         (181)
    Proceeds from sale of equipment                                                                       --               2
                                                                                                      --------      --------
                        Net cash provided by (used in) investing activities                              6,437         6,715
                                                                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in total deposits                                                           (4,013)       (2,156)
    Increase (decrease) in federal funds purchased and securities sold under repurchase agreements      (4,141)       (2,866)
    Increase (decrease) in borrowed funds                                                               (2,688)         --
    Cash dividends paid                                                                                   (571)         (571)
                                                                                                      --------      --------
                        Net cash provided by (used in) financing activities                            (11,413)       (5,593)
                                                                                                      --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        (3,047)        3,007

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                        16,094         7,819
                                                                                                      --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                            $ 13,047      $ 10,826
                                                                                                      ========      ========

SUPPLEMENTAL DISCLOSURES
    Cash paid during the year for:
        Interest                                                                                      $  5,684      $  3,892
                                                                                                      ========      ========
        Federal income taxes                                                                          $    785      $    736
                                                                                                      ========      ========
    Transfer of loans to other real estate                                                            $   --        $     78
                                                                                                      ========      ========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)

(1)  Consolidated Financial Statements

     The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year 1997, or any future interim period.

     The consolidated balance sheets include the assets and liabilities of Union Bancshares Corp. ("Union") as discussed in Note (2). The consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 1996 do not include the operations of Union since the purchase took place on August 1, 1996.

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

(3) FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 125), was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Statement 125 is to be applied prospectively, retroactive application was not permitted. The adoption of Statement 125 for transactions occurring after December 31, 1996 has not had any impact on the Corporation's 1997 financial statements.

     In February 1997, FASB Statement No. 128, "Earnings Per Share" (Statement
     128) was issued. Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. Since the Corporation does not have a complex capital structure, adoption of Statement 128 is not expected to have any impact on the computation of EPS.

                            CROGHAN BANCSHARES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

Assets at June 30, 1997 totalled $330,061,000 compared to $340,168,000 at 1996 year end. Total deposits decreased to $291,227,000 from $295,310,000 at year end and total loans decreased to $226,862,000 from $230,647,000 at year end.

Net income for the quarter ended June 30, 1997 was $900,000 or $1.42 per common share compared to $845,000 or $1.33 per common share for the same period in 1996, and net income for the six-month period ended June 30, 1997 was $1,603,000 or $2.53 per common share compared to $1,657,000 or $2.61 per common share for the same period in 1996. Operating results for 1997 include increases in the provision for loan losses and the Corporation's effective federal income tax rate (due primarily to the non-deductibility of goodwill amortization expense).

DEPOSITS, LOANS, INVESTMENT SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at June 30, 1997 decreased $4,083,000 or 1.4 percent from 1996 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $3,020,000 while the time deposit category decreased $1,063,000. Total loans decreased $3,785,000 or 1.6 percent from 1996 year end. Total investment securities decreased $2,974,000 or 3.9 percent from 1996 year end.

Stockholders' equity at June 30, 1997 increased to $30,613,000 or $48.25 book value per common share compared to $29,640,000 or $46.71 book value per common share at December 31, 1996. The balance in stockholders' equity at June 30, 1997 included a net unrealized holding gain on securities classified as available-for-sale of $38,000 (net of deferred income taxes totalling $20,000). At December 31, 1996, stockholders' equity included a net unrealized holding gain on securities classified as available-for-sale of $97,000 (net of deferred income taxes totalling $50,000). Consistent with the Corporation's quarterly dividend policy, a dividend of $.45 per share was declared on June 10, 1997 to be distributed on July 31, 1997.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, increased $904,000 for the quarter ended June 30, 1997 compared to the same period in 1996, and increased $1,569,000 for the six-month period ended June 30, 1997 compared to the same period in 1996. Net interest income for 1997 includes the operations of the former Union Bancshares Corp., acquired on August 1, 1996, and thus the comparability of the amounts presented is significantly affected. The net interest yield (net interest income divided by average earning assets) was 4.72 percent for the quarter ended June 30, 1997 compared to 4.69 percent for the same period in 1996, and was 4.53 percent for the six-month period ended June 30, 1997 compared to 4.67 percent for the same period in 1996.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

                                         Six Months Ended   Twelve Months Ended
                                              June 30,          December 31,
                                                1997                 1996
                                                  (Dollars in thousands)
Provision for loan losses charged
   to expense                                $    90               $   160

Net loan charge-offs (recoveries)               (163)                  117
Net loan charge-offs (recoveries) as a
  percent of average outstanding net loans      (.07%)                 .06%
Nonaccrual loans                             $   311               $   649
Loans past due 90 days or more                   723                   764
Restructured loans                               459                   471
Potential problem loans, other than those
  past due 90 days or more, nonaccrual,
  or restructured                              1,526                 1,738
Allowance for possible loan losses             3,621                 3,368
Allowance for possible loan losses as a
  percent of period-end loans                   1.60%                 1.46%

The provision for loan losses for the first six months of 1997 appearing in the Consolidated Statements of Operations totalled $90,000. This provision compares to $30,000 expensed during the same period in 1996. There were net loan recoveries of $163,000 for the first six months of 1997 compared to net charge offs of $66,000 during the same period in 1996.

Nonaccrual loans decreased from $649,000 at December 31, 1996 to $311,000 at June 30, 1997. Loans past due 90 days or more at June 30, 1997 decreased by $41,000 and other potential problem loans decreased $212,000 from December 31, 1996 figures. The asset quality trends will continue to be monitored throughout 1997 to ensure adequate provisions for loan losses are calculated and expensed. The Corporation's allowance for possible loan losses as a percentage of outstanding loans improved to 1.60 percent at June 30, 1997 compared to 1.46 percent at December 31, 1996.

It is the Corporation's policy to maintain the allowance for possible loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is employed to facilitate the early identification of problem loans and to ensure sound credit decisions. Management considers the balance at June 30, 1997 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $57,000 or 17.3 percent for the quarter ended June 30, 1997 compared to the same period in 1996, and increased $132,000 or 20.8 percent for the six-month period ended June 30, 1997 compared to the same period in 1996. Non-interest income for 1997 includes the operations of the former Union Bancshares Corp., acquired on August 1, 1996, and thus the comparability of the amounts presented is significantly affected.

Included in non-interest income for the six months ended June 30, 1997 are realized losses of $8,000 on the sale of investment securities that were classified as available-for-sale. This compares to realized gains of $18,000 on the sale of investment securities during the same period in 1996.

Trust department fee income increased $10,000 between comparable quarterly periods and $16,000 between comparable six-month periods. Service charges on deposit accounts increased $49,000 between comparable quarterly periods and $89,000 between comparable six-month periods.

Other operating income increased $1,000 between comparable quarterly periods and $53,000 between comparable six-month periods. Included in other operating income for the first six months of 1997 are $82,000 in fees generated by the Specialized Investments Division which markets products that are not FDIC insured (e.g., mutual funds and annuities). This compares to $70,000 in fees earned during the same period in 1996.

NON-INTEREST EXPENSES

Total non-interest expenses increased $797,000 or 45.3 percent for the quarter ended June 30, 1997 compared to the same period in 1996, and increased $1,621,000 or 46.0 percent for the six-month period ended June 30, 1997 compared to the same period in 1996. Non-interest expenses for 1997 include the operations of the former Union Bancshares Corp., acquired on August 1, 1996, and thus the comparability of the amounts presented is significantly affected.

Salaries, wages and employee benefits increased $326,000 between comparable quarterly periods and $690,000 between comparable six-month periods. Net occupancy expense of bank premises increased $66,000 between comparable quarterly periods and $134,000 between comparable six-month periods.

Other operating expenses increased $246,000 between comparable quarterly periods and $478,000 between comparable six-month periods. Goodwill amortization associated with the August 1, 1996 purchase of Union Bancshares Corp. totalled $159,000 for the quarter ended June 30, 1997 and $319,000 for the six-month period ended June 30, 1997. There was no such amortization expense included in results for the same periods in 1996.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $79,000 or 20.6 percent between comparable quarterly periods, and $74,000 or 9.9 percent between comparable six-month periods. The Corporation's effective tax rate for the six months ended June 30, 1997 increased to 34.0 percent compared to 31.2 percent for the same period in 1996. The increase in the effective tax rate for 1997 is attributable to the inability to deduct the amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Average federal funds sold positions of $4,454,000 and $5,254,000 were maintained for the quarterly and six-month periods, respectively, ended June 30, 1997. Short-term borrowings of federal funds purchased and repurchase agreements averaged $3,346,000 and $2,994,000 for the quarterly and six-month periods, respectively.

Long-term borrowings due to the Federal Home Loan Bank in 1999 totalled $1,000,000 at June 30, 1997. Borrowings from NBD Bank advanced to fund the purchase of Union Bancshares Corp. totalled $2,875,000 at June 30, 1997. The NBD loan is due on July 31, 1999 and is repayable in quarterly installments of principal plus interest, with the principal payments based upon a ten-year amortization schedule.

Capital expenditures for bank premises and equipment totalled $425,000 for the six-month period ended June 30, 1997. This compares to $181,000 for same period in 1996. Projected 1997 capital expenditures total $900,000 with a majority of that amount budgeted for the purchase of new computer processing equipment. A significant portion of the equipment is scheduled for delivery in July, with the remainder of the equipment to be installed prior to the end of the year.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CROGHAN BANCSHARES, INC
                                            -------------------------------
                                                        Registrant


Date:      July 17, 1997                        /s/ Thomas Hite
------------------------                    -------------------------------
                                               Thomas F. Hite, President

Date:      July 17, 1997                       /s/ Allan E. Mehlow
------------------------                    -------------------------------
                                              Allan E. Mehlow, Treasurer/
                                              Principal Financial Officer