Form 10-Q
period 1997-09-30
CROGHAN BANCSHARES INC
filed 1997-10-28
CIK 887149

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended September 30, 1997



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]






        634,526 Common shares were outstanding as of September 30, 1997.



This document contains 12 pages.

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
    Item 4.  Submission of Matters to a Vote - None
    Item 5.  Other Information - None
    Item 6.  Exhibits and Reports on Form 8-K:
             (a)  Exhibit 27 - Financial Data Schedule             12
             (b)  None

Signatures                                                         11

                            CROGHAN BANCSHARES, INC.
                     Consolidated Balance Sheets (Unaudited)


                                                                                 September 30  December 31
                      ASSETS                                                        1997           1996
                                                                         (Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
   Cash and due from banks                                                         $ 10,332     $ 11,543
   Interest-bearing deposits in other banks                                            --              1
   Federal funds sold                                                                  --          4,550
                                                                                   --------     --------
           Total cash and cash equivalents                                           10,332       16,094
                                                                                   --------     --------
INVESTMENT SECURITIES
   Available-for-sale, at market value                                               33,419       39,798
   Held-to-maturity, at amortized cost, market value of $35,902 in 1997
      and $36,716 in 1996                                                            35,788       36,683
                                                                                   --------     --------
            Total investment securities                                              69,207       76,481
                                                                                   --------     --------
LOANS                                                                               232,543      230,647
   Less:  Allowance for possible loan losses                                          3,559        3,368
                                                                                   --------     --------
            Net Loans                                                               228,984      227,279
                                                                                   --------     --------
BANK PREMISES AND EQUIPMENT, NET                                                      8,236        7,769
ACCRUED INTEREST RECEIVABLE                                                           2,782        2,580
INTANGIBLE ASSETS                                                                     8,832        9,310
OTHER ASSETS                                                                            548          655
                                                                                   --------     --------
TOTAL ASSETS                                                                       $328,921     $340,168
                                                                                   ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits:
     Demand, non-interest bearing                                                  $ 30,993     $ 31,575
     Savings, including NOW and Money Market Deposit accounts                       106,965      110,664
     Time                                                                           150,965      153,071
                                                                                   --------     --------
            Total deposits                                                          288,923      295,310

   Federal funds purchased and securities sold under repurchase agreements            2,523        6,039
   Borrowed funds                                                                     3,785        6,563
   Dividends payable                                                                    286          285
   Accrued interest, taxes and other expenses                                         2,237        2,331
                                                                                   --------     --------
            Total liabilities                                                       297,754      310,528
                                                                                   --------     --------
STOCKHOLDERS' EQUITY
   Common stock, $12.50 par value.  Authorized 3,000,000 shares; issued and
       outstanding 634,526 shares                                                     7,932        7,932
   Surplus                                                                            8,989        8,989
   Retained earnings                                                                 14,158       12,622
   Net unrealized holding gain (loss) on securities available-for-sale, net of
       related income taxes                                                              88           97
                                                                                   --------     --------
            Total stockholders' equity                                               31,167       29,640
                                                                                   --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $328,921     $340,168
                                                                                   ========     ========



See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                            Three months ended        Nine months ended
                                                                               September 30              September 30
                                                                            1997         1996          1997          1996
                                                                          (Dollars in thousands,    (Dollars in thousands,
                                                                          except per share data)    except per share data)
INTEREST INCOME
   Interest and fees on loans                                             $ 5,155      $ 4,574      $ 15,206      $ 11,637
   Interest and dividends on investment securities:
      U.S. Treasury securities                                                410          559         1,352         1,604
      Obligations of U.S. Government agencies and corporations                457          408         1,355           990
      Obligations of states and political subdivisions                        156          161           486           395
      Other securities                                                         53           76           160           227
   Interest on federal funds sold                                              25           47           170            89
                                                                          -------      -------      --------      --------
                  Total interest income                                     6,256        5,825        18,729        14,942
                                                                          -------      -------      --------      --------
INTEREST EXPENSE
    Interest on deposits                                                    2,706        2,446         8,030         6,102
    Interest on other borrowings                                              108          119           362           254
                                                                          -------      -------      --------      --------
                  Total interest expense                                    2,814        2,565         8,392         6,356
                                                                          -------      -------      --------      --------
                  Net interest income                                       3,442        3,260        10,337         8,586

PROVISION FOR LOAN LOSSES                                                      45           55           135            85
                                                                          -------      -------      --------      --------
                  Net interest income after provision for loan losses       3,397        3,205        10,202         8,501
                                                                          -------      -------      --------      --------
NON-INTEREST INCOME
    Trust income                                                               85           65           234           198
    Service charges on deposit accounts                                       187          173           550           447
    Gain (loss) on sale of investment securities                              (23)         (32)          (31)          (14)
    Other operating income                                                    124          103           388           314
                                                                          -------      -------      --------      --------
                  Total non-interest income                                   373          309         1,141           945
                                                                          -------      -------      --------      --------
NON-INTEREST EXPENSES
    Salaries, wages and employee benefits                                   1,305        1,242         4,143         3,390
    Net occupancy expense of bank premises                                    193          137           512           322
    Amortization of goodwill and other intangible asset                       160          106           479           106
    Other operating expenses                                                  912          847         2,581         2,038
                                                                          -------      -------      --------      --------
                  Total non-interest expenses                               2,570        2,332         7,715         5,856
                                                                          -------      -------      --------      --------

                  Income before federal income taxes                        1,200        1,182         3,628         3,590

FEDERAL INCOME TAXES                                                          411          421         1,236         1,172
                                                                          -------      -------      --------      --------
NET INCOME                                                                $   789      $   761      $  2,392      $  2,418
                                                                          =======      =======      ========      ========

                   Net income per share, based on 634,526 shares          $  1.24      $  1.20      $   3.77      $   3.81
                                                                          =======      =======      ========      ========
                   Dividends declared, based on 634,526 shares            $   .45      $   .45      $   1.35      $   1.35
                                                                          =======      =======      ========      ========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          Nine months ended
                                                                                                            September 30
                                                                                                         1997          1996
                                                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                         $  2,392      $  2,418
   Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                                   813           420
           Provision for loan losses                                                                       135            85
           Deferred federal income taxes                                                                  (115)           48
           FHLB stock dividend                                                                             (65)          (48)
           Net amortization of investment security premiums and discounts                                   54            66
           Loss (gain) on sale of investment securities                                                     31            14
           Loss (gain) on sale of equipment                                                                 27             9
           Decrease (increase) in accrued interest receivable                                             (202)           31
           Decrease (increase) in other assets                                                             176           (28)
           Increase (decrease) in accrued interest, taxes and other expenses                                26           320
                                                                                                      --------      --------
                  Net cash provided by operating activities                                              3,272         3,335
                                                                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Union Bancshares Corp., net of $6,213 cash acquired                                         -         (14,087)
   Purchases of investment securities:
           Available-for-sale                                                                          (12,477)       (6,994)
           Held-to-maturity                                                                             (9,197)       (1,803)
   Proceeds from maturities of investment securities                                                    23,008        17,788
   Proceeds from sales of available-for-sale investment securities                                       5,958        12,313
   Net decrease (increase) in loans                                                                     (1,910)       (5,225)
   Capital expenditures                                                                                   (984)         (242)
   Proceeds from sale of equipment                                                                         -               2
                                                                                                      --------      --------
                  Net cash provided by (used in) investing activities                                    4,398         1,752
                                                                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in total deposits                                                            (6,281)         (225)
   Increase (decrease) in federal funds purchased and securities sold under repurchase agreements       (3,516)       (2,936)
   Increase (decrease) in borrowed funds                                                                (2,778)        4,500
   Cash dividends paid                                                                                    (857)         (857)
                                                                                                      --------      --------
                  Net cash provided by (used in) financing activities                                  (13,432)          482
                                                                                                      --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        (5,762)        5,569

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                        16,094         7,819
                                                                                                      --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                            $ 10,332      $ 13,388
                                                                                                      ========      ========

SUPPLEMENTAL DISCLOSURES
    Cash paid during the year for:
         Interest                                                                                     $  8,468      $  6,363
                                                                                                      ========      ========
         Federal income taxes                                                                         $  1,360      $  1,061
                                                                                                      ========      ========
    Transfer of loans to other real estate                                                            $     70      $     79
                                                                                                      ========      ========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

(1)  Consolidated Financial Statements

         The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year 1997, or any future interim period.

         The consolidated balance sheets include the assets and liabilities of Union Bancshares Corp. ("Union") as discussed in Note (2). The consolidated statements of operations and cash flows for the three and nine-month periods ended September 30, 1996 include the operations of Union from August 1, 1996 through the respective period.


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

(3)  Impact of Changes in Accounting Principles

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".

         Statement 130 establishes standards for reporting and display of comprehensive income (as defined) in a full set of general-purpose financial statements. Statement 130 will require classification of items of other comprehensive income by their nature in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of the statement of financial position. Statement 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes.

         Management does not believe the application of Statement 130 will materially affect the Corporation's consolidated financial position and results of operations.

                            CROGHAN BANCSHARES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

Assets at September 30, 1997 totalled $328,921,000 compared to $340,168,000 at 1996 year end. Total deposits decreased to $288,923,000 from $295,310,000 at year end and total loans increased to $232,543,000 from $230,647,000 at year end.

Net income for the quarter ended September 30, 1997 was $789,000 or $1.24 per common share compared to $761,000 or $1.20 per common share for the same period in 1996, and net income for the nine-month period ended September 30, 1997 was $2,392,000 or $3.77 per common share compared to $2,418,000 or $3.81 per common share for the same period in 1996. Operating results for 1997 include increases in the provision for loan losses and the Corporation's effective federal income tax rate (due primarily to the non-deductibility of goodwill amortization expense).

DEPOSITS, LOANS, INVESTMENT SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at September 30, 1997 decreased $6,387,000 or 2.2 percent from 1996 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $4,281,000 while the time deposit category decreased $2,106,000. Total loans increased $1,896,000 or .8 percent from 1996 year end. Total investment securities decreased $7,274,000 or 9.5 percent from 1996 year end due to loan growth combined with a decrease in deposits.

Stockholders' equity at September 30, 1997 increased to $31,167,000 or $49.12 book value per common share compared to $29,640,000 or $46.71 book value per common share at December 31, 1996. The balance in stockholders' equity at September 30, 1997 included a net unrealized holding gain on securities classified as available-for-sale of $88,000 (net of deferred income taxes totalling $45,000). At December 31, 1996, stockholders' equity included a net unrealized holding gain on securities classified as available-for-sale of $97,000 (net of deferred income taxes totalling $50,000). Consistent with the Corporation's quarterly dividend policy, a dividend of $.45 per share was declared on September 9, 1997 to be distributed on October 31, 1997.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, increased $182,000 for the quarter ended September 30, 1997 compared to the same period in 1996, and increased $1,751,000 for the nine-month period ended September 30, 1997 compared to the same period in 1996. Net interest income for 1997 includes the operations of the former Union Bancshares Corp. for the entire portion of the respective periods. Net interest income for 1996 only includes the operations of the former Union Bancshares Corp. from August 1, 1996 through the respective period end and thus the comparability of the amounts presented is significantly affected. The net interest yield (net interest income divided by average earning assets) was
4.53 percent for the quarters ended September 30, 1997 and 1996, and was 4.53 percent for the nine-month period ended September 30, 1997 compared to 4.61 percent for the same period in 1996.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:


                                              Nine Months Ended   Twelve Months Ended
                                                 September 30,        December 31,
                                                    1997                  1996
                                                       (Dollars in thousands)

Provision for loan losses charged
      to expense                                 $   135                $  160
Net loan charge-offs (recoveries)                    (57)                  117
Net loan charge-offs (recoveries) as a
    percent of average outstanding net loans        (.03%)                 .06%
Nonaccrual loans                                 $   209                $  649
Loans past due 90 days or more                       616                   764
Restructured loans                                   459                   471
Potential problem loans, other than those
    past due 90 days or more, nonaccrual,
    or restructured                                2,190                 1,738
Allowance for possible loan losses                 3,559                 3,368
Allowance for possible loan losses as a
    percent of period-end loans                     1.53%                 1.46%

The provision for loan losses for the first nine months of 1997 appearing in the Consolidated Statements of Operations totalled $135,000. This provision compares to $85,000 provided during the same period in 1996. There were net loan recoveries of $57,000 for the first nine months of 1997 compared to net charge offs of $72,000 during the same period in 1996.

Nonaccrual loans decreased from $649,000 at December 31, 1996 to $209,000 at September 30, 1997. Loans past due 90 days or more decreased $148,000 and other potential problem loans increased $452,000 from December 31, 1996 figures . The asset quality trends will continue to be monitored throughout 1997 to ensure adequate provisions for loan losses are calculated and expensed. The Corporation's allowance for possible loan losses as a percentage of outstanding loans improved to 1.53 percent at September 30, 1997 compared to 1.46 percent at December 31, 1996.

It is the Corporation's policy to maintain the allowance for possible loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is employed to facilitate the early identification of problem loans and to ensure sound credit decisions. Management considers the balance at September 30, 1997 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $64,000 or 20.7 percent for the quarter ended September 30, 1997 compared to the same period in 1996, and increased $196,000 or 20.7 percent for the nine-month period ended September 30, 1997 compared to the same period in 1996. Non-interest income for 1997 includes the operations of the former Union Bancshares Corp. for the entire portion of the respective periods. Non-interest income for 1996 only includes the operations of the former Union Bancshares Corp. from August 1, 1996 through the respective period end and thus the comparability of the amounts presented is significantly affected.

Included in non-interest income for the nine months ended September 30, 1997 are realized losses of $31,000 on the sale of investment securities that were classified as available-for-sale. This compares to realized losses of $14,000 on the sale of investment securities during the same period in 1996.

Trust department fee income increased $20,000 between comparable quarterly periods and $36,000 between comparable nine-month periods. Service charges on deposit accounts increased $14,000 between comparable quarterly periods and $103,000 between comparable nine-month periods.

Other operating income increased $21,000 between comparable quarterly periods and $74,000 between comparable nine-month periods. Included in other operating income for the first nine months of 1997 are $115,000 in fees generated by the Specialized Investments Division which markets products that are not FDIC insured (e.g., mutual funds and annuities). This compares to $87,000 in fees earned during the same period in 1996.

NON-INTEREST EXPENSES

Total non-interest expenses increased $238,000 or 10.2 percent for the quarter ended September 30, 1997 compared to the same period in 1996, and increased $1,859,000 or 31.7 percent for the nine-month period ended September 30, 1997 compared to the same period in 1996. Non-interest expenses for 1997 include the operations of the former Union Bancshares Corp. for the entire portion of the respective periods. Non-interest expenses for 1996 only include the operations of the former Union Bancshares Corp. from August 1, 1996 through the respective period end and thus the comparability of the amounts presented is significantly affected.

Salaries, wages and employee benefits increased $63,000 between comparable quarterly periods and $753,000 between comparable nine-month periods. Net occupancy expense of bank premises increased $56,000 between comparable quarterly periods and $190,000 between comparable nine-month periods.

Other operating expenses increased $65,000 between comparable quarterly periods and $543,000 between comparable nine-month periods. Goodwill amortization associated with the August 1, 1996 purchase of Union Bancshares Corp. totalled $160,000 for the quarter ended September 30, 1997 and $479,000 for the nine-month period ended September 30, 1997. This compares to $106,000 for the quarterly and nine-month periods in 1996.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense decreased $10,000 or 2.4 percent between comparable quarterly periods, and increased $64,000 or 5.5 percent between comparable nine-month periods. The Corporation's effective tax rate for the nine months ended September 30, 1997 increased to 34.1 percent compared to 32.6 percent for the same period in 1996. The increase in the effective tax rate for 1997 is attributable to the inability to deduct the amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Average federal funds sold positions for the quarterly and nine-month periods ended September 30, 1997 were $1,608,000 and $4,025,000 respectively. Short-term borrowings of federal funds purchased and repurchase agreements averaged $3,329,000 and $3,107,000 for the quarterly and nine-month periods, respectively.

Long-term borrowings due to the Federal Home Loan Bank in 1999 totalled $1,000,000 at September 30, 1997. Borrowings from NBD Bank advanced to fund the purchase of Union Bancshares Corp. totalled $2,785,000 at September 30, 1997. The NBD loan is due on July 31, 1999 and is repayable in quarterly installments of principal plus interest, with the principal payments based upon a ten-year amortization schedule.

Capital expenditures for bank premises and equipment totalled $984,000 for the nine-month period ended September 30, 1997. This compares to $242,000 for the same period in 1996. Projected 1997 capital expenditures total $1,050,000 with a majority of that amount budgeted for the purchase of new computer processing equipment. A significant portion of the equipment was installed in July, with the remainder of the equipment to be installed prior to the end of the year.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CROGHAN BANCSHARES, INC
                                             -------------------------------
                                                        Registrant



Date:  October 17, 1997                         /s/ Thomas Hite
       ------------------------              ------------------------------
                                                Thomas F. Hite, President



Date:  October 17, 1997                         /s/ Allan E. Mehlow
       ------------------------              -------------------------------
                                                Allan E. Mehlow, Treasurer/
                                                Principal Financial Officer