Form 10-K
period 1997-12-31
CROGHAN BANCSHARES INC
filed 1998-03-24
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1997. Commission File Number: 0-20159

                            CROGHAN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           Ohio                          31-1073048
(State of Incorporation)      (I.R.S. Employer Identification No.)

  323 Croghan Street, Fremont, Ohio                       43420
(Address of principal executive offices)                (Zip Code)

                 Registrant's telephone number:  (419) 332-7301

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered
      None                                         None

             Securities registered under Section 12(g) of the Act:

                    Common Stock, Par Value $12.50 Per Share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates was $37,561,432 as of January 31, 1998.

The number of shares outstanding for the registrant's sole class of common equity as of February 28, 1998 is 634,526 shares of common stock, par value $12.50 per share.


                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the fiscal year ended December 31, 1997 - PART II of Form 10-K.

Proxy Statement dated March 27, 1998 for the 1998 Annual Meeting of Shareholders
- PART III of Form 10-K.






This document contains 65 pages.  The Exhibit Index is on pages 19 and 20.

                                     INDEX

PART I

Item  1.   Description of business                                 3 - 14

Item  2.   Description of property                                   15

Item  3.   Legal proceedings                                         15

Item  4.   Submission of matters to a vote of security holders       15

PART II

Item  5.   Market for registrants's common equity and related
               stockholder matters                                   16

Item  6.   Selected financial data                                   16

Item  7.   Management's discussion and analysis                      16

Item  7A.  Quantitative and qualitative disclosures about
               market risk                                           16

Item  8.   Financial statements and supplementary data               16

Item  9.   Changes in and disagreements with accountants on
               accounting and financial disclosure                   17

PART III

Item 10.   Directors and executive officers of the registrant        18

Item 11.   Executive compensation                                    18

Item 12.   Security ownership of certain beneficial owners
               and management                                        18

Item 13.   Certain relationships and related transactions            18

PART IV

Item 14.   Exhibits, financial statement schedules, and reports
               on Form 8-K                                        19 - 21

Signatures                                                           22

                                     PART I

                        ITEM 1. Description of Business

Croghan Bancshares, Inc. (the "Corporation") was organized under the laws of the State of Ohio on September 27, 1983, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Corporation, as the result of a merger and reorganization effective in 1984, acquired all of the voting shares of The Croghan Colonial Bank (the "Bank"), an Ohio chartered bank organized in 1888. The Bank is the only subsidiary of the Corporation, and substantially all of the Corporation's operations are conducted through the Bank. The principal offices of both the Corporation and the Bank are located at 323 Croghan Street, Fremont, Ohio. The Bank also operates eight Ohio branch offices: two in Bellevue, one in Clyde, three in Fremont, one in Green Springs, and one in Monroeville. The Corporation and the Bank had total consolidated assets of $335,040,000 at December 31, 1997.

The Corporation, through its subsidiary, the Bank, operates in one industry segment, the commercial banking industry.

                                    General

The Bank conducts a general banking business embracing the usual functions of commercial, retail, and savings banking, including time, savings, money market and demand deposits; commercial, industrial, agricultural, real estate, consumer installment and credit card lending; safe deposit box rental; automatic teller machines; trust department services; and other services tailored for individual customers. The Bank makes and services secured and unsecured loans to individuals, firms and corporations. The Bank makes direct loans to individuals and purchases installment obligations from retailers, both with and without recourse. The Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Additionally, beginning in June 1995, investment products bearing no FDIC insurance are offered through the Bank's Specialized Investment Division.

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

On August 1, 1996, the Corporation acquired all of the outstanding shares of Union Bancshares Corp. ("Union"), the sole shareholder of The Union Bank and Savings Company, an Ohio banking corporation, for $20,227,000 cash plus $73,000 in acquisition costs pursuant to a Plan and Agreement of Reorganization dated February 15, 1996, and an Agreement of Merger dated March 27, 1996. The purchase price was deemed representative of the fair market value of Union and was subject to final adjustment based upon the results of an audit of Union's financial statements as of July 31, 1996. The Corporation funded the acquisition with internally-generated cash (primarily through the available undistributed income of the Bank) and with $4,500,000 borrowed from NBD Bank. The transaction was accounted for as a purchase with Union's assets and liabilities stated at their fair values. The fair values of the assets acquired totalled $102,276,000 and the fair values of the liabilities assumed totalled $91,545,000. Goodwill arising from the purchase of $9,569,000 is being amortized on a straight-line basis over a period of 15 years.

                           Regulation and Supervision

The Corporation, as a registered bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act limits the activities in which the Corporation and the Bank may engage to those activities that the Federal Reserve Board finds, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A favorable determination by the Federal Reserve Board as to whether any such new activity by the Corporation or the Bank is in the public interest, taking into account both the likely adverse effects and the likely benefits, is also necessary before any such activity may be engaged in. A bank holding company is prohibited from acquiring direct or indirect ownership or control of any company that is not a bank or bank holding company unless its business and activities would be acceptable for the bank holding company itself. The Federal Reserve Board, however, is empowered to differentiate between activities which are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any other bank, if after such acquisition, it would own or control such bank. In making such determinations, the Federal Reserve Board considers the effect of the acquisition on competition, the financial and managerial resources of the holding company and the convenience and needs of the affected communities.

The Federal Reserve Board possesses cease and desist powers over bank holding companies and their non-bank subsidiaries for activities that are deemed by the Board of Governors to constitute a serious risk to the financial safety, soundness or stability of a bank holding company, that are inconsistent with sound banking principles or that are in violation of law. Further, under Section 106 of the 1970 Amendments to the Board's regulations, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

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

The Corporation and Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that the Corporation and Bank meet all capital adequacy requirements to which they are subject.

The Corporation's only source of funds are dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions, unless the total dividends in a calendar year exceed the total of its net profits for the year combined with its retained profits of the two preceding years. The Board of Governors of the Federal Reserve System generally considers it to be an unsafe and unsound banking practice for a bank holding company to pay dividends except out of current operating income, although other factors such as overall capital adequacy and projected income may also be relevant in determining whether dividends should be paid.

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

As of December 31, 1997, the Bank employed 167 full-time employees and 33 part-time employees to whom it provides a variety of benefits and with whom it believes relationships are excellent.

The following pages present various statistical disclosures required for bank holding companies. The information represents only domestic information since the Corporation has no foreign operations or foreign loans.

          Distribution of Assets, Liabilities and Stockholders' Equity;
                    Interest Rates and Interest Differential


The following table sets forth, for the years ended December 31, 1997, 1996 and 1995, the distribution of assets, liabilities and stockholders' equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

                                                          1997                      1996                       1995
                                               ------------------------   ------------------------   ------------------------
                                               Average            Yield   Average            Yield   Average            Yield
                                               balance  Interest  /rate   balance  Interest  /rate   balance  Interest  /rate
                Assets
                                                                             (dollars in thousands)
Interest-earning assets:
    Loans (1) (2)                              $227,900   20,440   8.97%  $187,126   16,700   8.92%  $155,253   13,860   8.93%
    Taxable investment securities                58,576    3,735   6.38%    61,315    3,843   6.27%    57,542    3,526   6.13%
    Non-taxable investment securities            14,187      636   4.48%    12,743      576   4.52%    11,202      511   4.56%
    Federal funds sold                            4,417      245   5.55%     3,148      166   5.27%     2,995      179   5.98%
                                                -------   ------           -------   ------           -------   ------
        Total interest-earning assets           305,080   25,056   8.21%   264,332   21,285   8.05%   226,992   18,076   7.96%
                                                -------   ------           -------   ------           -------   ------
Non-interest-earning assets:
    Cash and due from banks                       9,083                      8,140                      6,939
    Bank premises and equipment, net              7,951                      5,762                      4,325
    Other assets                                 12,287                      7,322                      2,992
    Less allowance for possible loan losses      (3,522)                    (2,889)                    (2,489)
                                               --------                   --------                   --------
Total                                          $330,879   25,056          $282,667   21,285          $238,759   18,076
                                               ========   ======          ========   ======          ========   ======
      Liabilities and Stockholders' Equity

Interest-bearing liabilities:
    Savings, NOW and Money Market deposits     $109,158    2,584   2.37%  $ 91,385    2,161   2.36%  $ 82,040    2,051   2.50%
    Time deposits                               150,976    8,169   5.41%   125,026    6,736   5.39%    99,677    5,117   5.13%
    Federal funds purchased and securities
        sold under repurchase agreements          3,515      136   3.88%     2,206       92   4.17%     1,994       65   3.26%
    Borrowed funds                                4,386      339   7.73%     4,129      315   7.63%     2,500      176   7.04%
                                                -------   ------           -------    -----           -------    -----
        Total interest-bearing liabilities      268,035   11,228   4.19%   222,746    9,304   4.18%   186,211    7,409   3.98%
                                                -------   ------           -------    -----           -------    -----
Non-interest-bearing liabilities:
    Demand deposits                              29,745                     28,890                     24,380
    Other liabilities                             2,579                      2,202                      1,555
                                                  -----                      -----                      -----
                                                 32,324                     31,092                     25,935
                                                 ------                     ------                     ------
Stockholders' equity                             30,520                     28,829                     26,613
                                               --------                   --------                   --------
Total                                          $330,879   11,228          $282,667    9,304          $238,759    7,409
                                               ========   ======          ========    =====          ========    =====
Net interest income                                      $13,828                    $11,981                    $10,667
                                                         =======                    =======                    =======
Net yield on interest-earning assets                               4.53%                      4.53%                     4.70%
                                                                   ====                       ====                      ====

(1) Included in loan interest income are loan fees of $422,894 in 1997, $335,960 in 1996, and $189,021 in 1995.
(2) Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.

                 Changes in Interest Income and Interest Expense
              Resulting from Changes in Volume and Changes in Rate


The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

                                               1997 compared to 1996          1996 compared to 1995
                                               Increase (decrease)            Increase (decrease)
                                               due to volume/rate (1)         due to volume/rate (1)
                                               ----------------------         -----------------------
                                               Volume    Rate     Net         Volume    Rate    Net

                                                             (dollars in thousands)
Interest income:
    Loans                                      $3,657      83    3,740        $2,844      (4)  2,840
    Taxable investment securities                (177)     69     (108)          235      82     317
    Non-taxable investment securities              65      (5)      60            70      (5)     65
    Federal funds sold                             70       9       79            10     (23)    (13)
                                               ------     ---    -----         -----     ---   -----
        Total interest-earning assets           3,615     156    3,771         3,159      50   3,209
                                               ------     ---    -----         -----     ---   -----
Interest expense:
    Savings, NOW and Money Market deposits        421       2      423           210    (100)    110
    Time deposits                               1,404      29    1,433         1,355     264   1,619
    Federal funds purchased and securities
        sold under repurchase agreements           50      (6)      44             7      20      27
    Borrowed funds                                 20       4       24           123      16     139
                                               ------     ---    -----         -----     ---   -----
        Total interest-bearing liabilities      1,895      29    1,924         1,695     200   1,895
                                               ------     ---    -----         -----     ---   -----
Net interest income                            $1,720     127    1,847        $1,464    (150)  1,314
                                               ======     ===    =====        ======    ====   =====

(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.

                              Investment Portfolio


The following table sets forth the carrying amount of investment securities at December 31, 1997, 1996 and 1995:

                                                                                      December 31,
                                                                                ------------------------
                                                                                1997      1996      1995

                                                                                 (dollars in thousands)
U.S. Treasury securities and obligations of U.S.
    Government agencies and corporations                                      $54,713    57,235    56,914
Obligations of states and political subdivisions (1)                           12,307    15,696    11,367
Other securities                                                                2,644     3,550     4,670
                                                                              -------    ------    ------
                                                                              $69,664    76,481    72,951
                                                                              =======    ======    ======

(1) There are no investment securities of an "issuer" where the aggregate carrying value of such securities exceeded ten percent of stockholders' equity.
(2) All amounts are presented on the basis of Statement of Financial Accounting Standards No. 115.



The following table sets forth the maturities of investment securities at December 31, 1997 and the weighted average yields of such securities:

                                                                                    Maturing
                                                        ------------------------------------------------------------------
                                                                           After one         After five
                                                           Within          but within        but within          After
                                                          one year         five years        ten years         ten years
                                                        -------------     -------------     -------------     -------------
                                                        Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield

                                                                               (dollars in thousands)

U.S. Treasury securities and obligations of U.S.
    Government agencies and corporations               $15,502   5.70%    $32,740  6.17%   $ 3,627   6.60%   $2,844  7.10%
Obligations of states and political subdivisions (1)     3,918   6.64%      5,616  6.90%     2,082   6.90%      691  6.84%
Other securities (2)                                       500   6.25%        101  5.71%        --     --        --    --
                                                       -------   ----     -------  ----    -------  ----     ------  ----
                                                       $19,920   5.90%    $38,457  6.28%   $ 5,709  6.71%    $3,535  7.05%
                                                       =======   =====    =======  =====   =======  =====    ======  ====

(1) Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.
(2)     Excludes equity investments of $2,043,000 which have no stated maturity.

                                 Loan Portfolio

                                 Types of Loans


The amounts of gross loans outstanding at December 31, 1997, 1996, 1995, 1994 and 1993 are shown in the following table according to types of loans:

                                                                    December 31,
                                                ------------------------------------------------
                                                 1997       1996       1995       1994       1993

                                                              (dollars in thousands)
Commercial, financial and agricultural         $ 32,739     33,574     24,830     24,545     23,857
Real estate - mortgage                          156,717    156,846    105,484     99,612     90,352
Real estate - construction                        3,478      1,239      2,585        796        757
Consumer                                         43,609     36,440     25,150     27,960     28,093
Credit card and other                             2,533      2,548      1,921      1,948      1,997
                                               --------    -------    -------    -------    -------
                                               $239,076    230,647    159,970    154,861    145,056
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

Real estate - mortgage loans are secured wholly or substantially by a lien on real property. Real estate - mortgage loans generally pose the least risk exposure to the Bank.

Real estate - construction loans are made to finance land development prior to erecting new structures and the construction of new buildings or additions to existing buildings. Real estate - construction loans pose more risk than real estate - mortgage loans, but generally afford adequate security upon completion of the construction project.

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

There are no foreign loans and lease financing receivables were $511,000 in 1997 and $515,000 in 1996 (none in years prior to 1996).

                   ITEM 1. Description of Business, Continued

                                 Loan Portfolio

       Maturities and Sensitivities of Loans to Changes in Interest Rates


The following table shows the amount of commercial, financial and agricultural loans outstanding as of December 31, 1997 which, based on the contract terms for repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.


                                                                                     Maturing
                                                          ------------------------------------------------------------------
                                                                            After one
                                                           Within           but within           After
                                                           one year         five years        five years           Total
                                                          -------------     ------------      -------------     ------------

                                                                             (dollars in thousands)
Commercial, financial and agricultural                      $9,073           10,239            13,427             32,739
                                                            ======           ======            ======             ======

                                                               Interest
                                                              Sensitivity
                                                          -------------------
                                                          Fixed      Variable
                                                          rate         rate

                                                         (dollars in thousands)

Due after one but within five years                     $ 3,931        6,308
Due after five years                                      2,145       11,282
                                                        -------       ------
                                                        $ 6,076       17,590
                                                        =======       ======

The above maturity information is based on the contract terms at December 31, 1997 and does not include any possible "rollover" at maturity date. In the normal course of business, the Bank considers and acts upon the borrower's request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower's credit history, the collateral securing the loan, and the purpose for such request.

                                 Loan Portfolio

                                  Risk Elements


The following table presents information concerning the amount of loans at December 31, 1997, 1996, 1995, 1994, and 1993 which contain certain risk elements:

                                                                       December 31,
                                                         ----------------------------------------
                                                         1997     1996     1995     1994     1993
                                                                  (dollars in thousands)
Loans accounted for on a nonaccrual basis (1)            $212      649      845      604      531

Loans contractually past due 90 days or more
    as to principal or interest payments (2)              582      764      477      845      733

Loans whose terms have been renegotiated to
    provide a reduction or deferral of interest
    or principal because of a deterioration in the
    financial position of the borrower (1) (3)             --      471       --       --       --
                                                         ====      ===      ===      ===      ===

(1) Loans are placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is unlikely. Interest is then recognized on a cash basis where future collections of principal are probable. The amount of interest income that would have been recorded had all nonaccrual and renegotiated (of the type specified above) loans been current in accordance with their terms approximated $100,000 in 1997, $167,000 in 1996, $89,000 in 1995, $77,000 in 1994,
        and $50,000 in 1993. Actual interest included in income on these loans amounted to approximately $84,000 in 1997, $130,000 in 1996, $27,000 in
        1995, $16,000 in 1994, and $8,000 in 1993.

(2)     Excludes loans accounted for on a nonaccrual basis.

(3) Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.

In addition to the loan amounts identified above, there were approximately $1,992,000 of potential problem loans at December 31, 1997, none of which relate to any concentrated risk elements common to all the loans. While these loans are all currently performing, management has serious doubts about the ability of the borrowers to continue to comply with all of their present loan repayment terms.

As of December 31, 1997 there was no concentration of loans that exceeded 10% of total loans.

                         Summary of Loan Loss Experience

               Analysis of the Allowance for Possible Loan Losses


The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for possible loan losses for such years:

                                                                                       Year ended December 31,
                                                                      ----------------------------------------------------
                                                                        1997       1996       1995       1994       1993

                                                                                       (dollars in thousands)
Daily average amount of loans                                         $227,900    187,126    155,253    148,544    142,047
                                                                      ========    =======    =======    =======    =======

Allowance for possible loan losses at beginning of year               $  3,368      2,614      2,357      2,238      1,924
Acquisition of Union Banshares Corp.                                        --        711         --         --         --
                                                                      --------     ------    -------    -------    -------
                                                                         3,368      3,325      2,357      2,238      1,924
                                                                      --------     ------    -------    -------    -------

Loan charge-offs:
  Commercial, financial and agricultural                                    --        (97)        (2)        --        (11)
  Real estate - mortgage                                                  (111)        --        (25)      (117)       (52)
  Real estate - construction                                                --       (198)        --         --         --
  Consumer                                                                (159)      (116)       (99)      (148)      (104)
  Credit card and other                                                    (17)       (17)       (12)        (7)       (10)
                                                                      --------     ------    -------    -------    -------
                                                                          (287)      (428)      (138)      (272)      (177)
                                                                      --------     ------    -------    -------    -------
Recoveries of loans previously charged-off:
  Commercial, financial and agricultural                                    16         80        154          7         40
  Real estate - mortgage                                                   193         --         88         11          6
  Real estate - construction                                                 1        187         --         --         --
  Consumer                                                                  45         40         32         41         22
  Credit card and other                                                      2          4          1          2          3
                                                                      --------     ------    -------    -------    -------
                                                                           257        311        275         61         71
                                                                      --------     ------    -------    -------    -------
Net recoveries (charge-offs) (2)                                           (30)      (117)       137       (211)      (106)
                                                                      --------     ------    -------    -------    -------
Additions to allowance charged to expense (1)                              180        160        120        330        420
                                                                      --------     ------    -------    -------    -------
Allowance for possible loan losses at end of year                     $  3,518      3,368      2,614      2,357      2,238
                                                                      ========     ======    =======    =======    =======

Allowance for possible loan losses as a percent of year-end loans         1.47%      1.46%      1.63%      1.52%      1.54%
                                                                      ========     ======    =======    =======    =======

Ratio of net charge-offs (recoveries) during the year to
     average loans outstanding                                             .01%       .06%      (.09)%      .14%       .07%
                                                                      ========     ======    =======    =======    =======


(1) The determination of the balance of the allowance for possible loan losses is based upon an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for possible loan losses. Such analysis is based on the character of the loan portfolio, current economic conditions, past loan loss experience, and such other factors as management believes require current recognition in estimating possible loan losses.

(2) The amount of charge-offs and recoveries fluctuates from year to year due to factors relating to the condition of the general economy and specific business segments. The 1994 charge-offs included one real estate - mortgage loan write-down of $116,946. The 1995 recoveries included one real estate - mortgage loan recovery of $63,465 and one commercial loan recovery of $122,700. The 1996 charge-offs included one real estate - construction loan write-off of $197,452 and the 1996 recoveries included a $186,769 recovery on the same real estate - construction loan. The 1997 real estate - mortgage recoveries included a $191,782 recovery.

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



                                                     December 31, 1997                 December 31, 1996
                                                 -------------------------         -------------------------
                                                               Percentage                        Percentage
                                                               of loans to                       of loans to
                                                 Allowance     total loans         Allowance     total loans

                                                    (dollars in thousands)           (dollars in thousands)
Commercial, financial and agricultural             $  635         13.7%              $  647         14.6%
Real estate - mortgage                              1,517         65.5%               1,216         68.0%
Real estate - construction                            --           1.5%                  --           .5%
Consumer                                            1,264         18.2%               1,350         15.8%
Credit card and other                                 102          1.1%                 155          1.1%
                                                   ------        -----               ------        -----
                                                   $3,518        100.0%              $3,368        100.0%
                                                   ======        =====               ======        =====

                                                     December 31, 1995                 December 31, 1994
                                                -------------------------         -------------------------
                                                              Percentage                        Percentage
                                                              of loans to                       of loans to
                                                Allowance     total loans         Allowance     total loans

                                                  (dollars in thousands)            (dollars in thousands)
Commercial, financial and agricultural             $1,161         15.5%              $  933         15.8%
Real estate - mortgage                                682         66.0%                 889         64.3%
Real estate - construction                             --          1.6%                  --           .5%
Consumer                                              682         15.7%                 482         18.1%
Credit card and other                                  89          1.2%                  53          1.3%
                                                   ------        -----               ------        -----
                                                   $2,614        100.0%              $2,357        100.0%
                                                   ======        =====               ======        =====

                                                    December 31, 1993
                                                 -------------------------
                                                              Percentage
                                                              of loans to
                                                Allowance     total loans

                                                  (dollars in thousands)

Commercial, financial and agricultural           $1,065         16.4%
Real estate - mortgage                              711         62.3%
Real estate - construction                           --           .5%
Consumer                                            409         19.4%
Credit card and other                                53          1.4%
                                                 ------        -----
                                                 $2,238        100.0%
                                                 ======        =====

                                    Deposits


The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years 1997, 1996 and 1995 in the following table:

                                                             1997                    1996                    1995
                                                     -------------------     -------------------     -------------------
                                                      Average    Average      Average    Average      Average    Average
                                                      balance   rate paid     balance   rate paid     balance   rate paid

                                                                            (dollars in thousands)
Non-interest bearing demand deposits                 $ 29,745       -  %     $ 28,890       -  %     $ 24,380       -  %
Interest-bearing demand deposits                       35,034      2.02%       25,186      2.07%       21,110      2.05%
Savings, including Money Market deposits               74,124      2.53%       66,199      2.48%       60,930      2.66%
Time deposits                                         150,976      5.41%      125,026      5.39%       99,677      5.13%
                                                     --------                --------                --------
                                                     $289,879                $245,301                $206,097
                                                     ========                ========                ========

Maturities of time deposits of $100,000 or more outstanding at December 31, 1997 are summarized as follows (dollars in thousands):

3 months or less                                      $ 6,362
Over 3 through 6 months                                13,180
Over 6 through 12 months                                2,336
Over 12 months                                          5,045
                                                      -------
                                                      $26,923
                                                      =======



                           Return on Equity and Assets


The ratio of net income to daily average total assets and average stockholders' equity, and certain other ratios, for the periods noted are as follows:

                                                        Year ended December 31,
                                                       -------------------------
                                                         1997     1996     1995
Percentage of net income to:
    Average total assets                                  .94%    1.08%    1.37%
    Average stockholders' equity                        10.18%   10.60%   12.28%

Percentage of cash dividends declared per common
    share to net income per common share                36.76%   37.38%   32.12%

Percentage of average stockholders' equity to
    average total assets                                 9.22%   10.20%   11.15%

           ITEM 2. Description of Property

The Corporation neither owns nor leases any properties. The Bank maintains its main office at 323 Croghan Street, Fremont, Ohio. In addition, the Bank operates two branch offices in Bellevue, one in Clyde, three in Fremont, one in Green Springs, and one in Monroeville. The Bank's operations center is also located in Fremont, Ohio. All of such premises are owned by the Bank, are in satisfactory condition, and are suitable for their intended use.


           ITEM 3. Legal Proceedings

Corporation management is aware of no material pending or threatened litigation in which the Corporation or its subsidiary Bank faces potential loss or exposure which could materially affect the consolidated financial statements. The Corporation is not aware of any proceedings involving the Corporation that a governmental authority is contemplating.


           ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

                                     PART II

           ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

The number of holders of record of the Corporation's common stock at December 31, 1997 is 665.

Information relating to dividend restrictions is contained on page 34 in Financial Statement Footnote No. 13 captioned "Regulatory Matters" of the 1997 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

Other information required by this Item is contained on page 4 under the caption "Market Price and Dividends on Common Stock" of the 1997 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.


           ITEM 6. Selected Financial Data

Information required by this Item is contained on page 5 under the caption "Five Year Summary of Selected Financial Data" of the 1997 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

           ITEM 7. Management's Discussion and Analysis

Information required by this Item is contained on pages 6 through 14 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1997 Annual Report to Shareholders of Croghan
Bancshares, Inc. and is incorporated herein by reference.


           ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is contained on pages 12 and 13 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk " of the 1997 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

           ITEM 8. Financial Statements

The following information required by this Item is contained on pages 15 through 37 in the 1997 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference:

     Independent Auditor's Report

     Consolidated Balance Sheets - December 31, 1997 and 1996

     Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

     Summary of Significant Accounting Policies

     Notes to Consolidated Financial Statements

                                     PART II

           ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants during the years ended December 31, 1997 or 1996.

                                    PART III

           ITEM 10. Directors and Executive Officers of the Registrant

Information concerning Directors and Executive Officers of the Corporation is contained on pages 2 and 3 under the caption "Election of Directors", and on page 4 under the caption "Executive Officers" in the Corporation's Definitive Proxy Statement dated March 27, 1998, for the Annual Meeting of Shareholders to be held on May 12, 1998, and is incorporated herein by reference. Information concerning the failure of a director of the Corporation to comply with share beneficial ownership reporting requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained on page 7 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Definitive Proxy Statement dated March 27, 1998, for the Annual Meeting of Shareholders to be held on May 12, 1998, and is incorporated herein by reference.

           ITEM 11. Executive Compensation

Information concerning compensation of directors and executive compensation is contained on page 4 under the caption "Election of Directors", on page 5 under the captions "Executive Compensation" and "Compensation Committee Report", and on page 6 under the caption "Performance Graph" in the Corporation's Definitive Proxy Statement dated March 27, 1998, for the Annual Meeting of Shareholders to be held on May 12, 1998, and is incorporated herein by reference.

           ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is contained on pages 1, 2, and 3 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the Corporation's Definitive Proxy Statement dated March 27, 1998, for the Annual Meeting of Shareholders to be held on May 12, 1998, and is incorporated herein by reference.

           ITEM 13. Certain Relationships and Related Transactions

Information concerning related party transactions is contained on page 6 under the caption "Indebtedness Of and Transactions with Officers and Directors" in the Corporation's Definitive Proxy Statement dated March 27, 1998, for the Annual Meeting of Shareholders to be held on May 12, 1998, and is incorporated herein by reference.

                                     PART IV

           ITEM 14. (a) Exhibits and Financial Statement Schedules

The following financial statements are filed as a part of this report and are contained on pages 15 through 37 of Exhibit 13 (the 1997 Annual Report to Shareholders of Croghan Bancshares, Inc.):

    Independent Auditor's Report
    Consolidated Balance Sheets - December 31, 1997 and 1996
    Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995
    Consolidated Statements of Stockholders' Equity - Years ended December 31,
        1997, 1996 and 1995
    Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995
    Summary of Significant Accounting Policies
    Notes to Consolidated Financial Statements

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of Regulation S-K) in this filing:

                                                               Reference to Prior Filing
     Regulation                                                   of Exhibit or of the
     S-K Exhibit                                                 Exhibit's Inclusion
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

        13       Annual Report to Shareholders - 1997              Included with
                                                                    this filing

        21       Subsidiaries of the Registrant                    Included with
                                                                    this filing

        27       Financial Data Schedule                           Included with
                                                                    this filing


 (1) This document was previously filed as Exhibit 3(i) to the Registrant's June 30, 1997 quarterly report on Form 10-QSB and is incorporated herein by reference.

 (2) This document was previously filed as Exhibit 2 to the Registrant's Form 10 registration statement pursuant to Section 12(g) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

 (3) This document was previously filed as Exhibit 3 to the Registrant's Form 10 registration statement pursuant to Section 12(g) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

 (4) This document was previously filed as Exhibit 10 to the Registrant's September 30, 1996 quarterly report on Form 10-QSB and is incorporated herein by reference.

 (5) This document was previously filed as Exhibit 1 to the Registrant's December 31, 1995 annual report on Form 10-KSB and is incorporated herein by reference.

 (6) This document was previously filed as Exhibit 2.2 to the Registrant's original August 1, 1996 Form 8-K and is incorporated herein by reference.

           ITEM 14. (b) Reports on Form 8-K

None were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CROGHAN BANCSHARES, INC.

Date:   March 17, 1998                    /s/   THOMAS F. HITE
        --------------                    -------------------------
                                          Thomas F. Hite, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:


/s/   ALLAN E. MEHLOW                  /s/   ROBERT H. MOYER
---------------------------------      ---------------------------------
Allan E. Mehlow, Treasurer/            Robert H. Moyer, Director
 Principal Financial Officer


/s/   JANET E. BURKETT
---------------------------------      ---------------------------------
Janet E. Burkett, Director             Albert C. Nichols, Director


/s/   THOMAS F. HITE                   /s/   K. BRIAN PUGH
----------------------------------     ---------------------------------
Thomas F. Hite, Director/President     K. Brian Pugh, Director


/s/   JOHN P. KELLER                   /s/   CLEMENS J. SZYMANOWSKI
---------------------------------      ---------------------------------
John P. Keller, Director               Clemens J. Szymanowski, Director


/s/   STEPHEN A. KEMPER                /s/   J. TERRENCE WOLFE
---------------------------------      ---------------------------------
Stephen A. Kemper, Director            J. Terrence Wolfe, Director


/s/   DANIEL W. LEASE
---------------------------------      ---------------------------------
Daniel W. Lease, Director              Claude E. Young, Director


Date:   March 17, 1998                 /s/   GARY L. ZIMMERMAN
        --------------                 ---------------------------------
                                       Gary L. Zimmerman, Director