Form 10-Q
period 1998-06-30
CROGHAN BANCSHARES INC
filed 1998-07-22
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                         For Quarter Ended June 30, 1998



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]





         1,903,578 Common shares were outstanding as of June 30, 1998.



This document contains 11 pages.

                            CROGHAN BANCSHARES, INC.

                                     Index
PART I.                                                               Page(s)
  Item 1.  Financial Statements                                       3 -  6
  Item 2.  Management's Discussion and Analysis                       7 -  9
  Item 3.  Quantitative and Qualitative Disclosures About Market
            Risk - There have been no material changes from the information provided in the December 31, 1997 Form 10-K.

PART II.

  Item 1.  Legal Proceedings - None
  Item 2.  Changes in Securities - None
  Item 3.  Defaults Upon Senior Securities - None
  Item 4.  Submission of Matters to a Vote of Security Holders:
           (a)  The annual meeting of shareholders of Croghan
                Bancshares, Inc. was held on May 12, 1998.
           (b)  Proxies were solicited pursuant to Regulation 14A
                of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for Directors and all nominees were elected.
           (c) There were no matters other than the election of directors voted upon at the meeting, the results of which were as follows:

                   Directors               For     Withheld   Abstain
                   ---------               ---     --------   -------
                Janet E. Burkett         522,857     2,246       0
                Thomas F. Hite           524,247       856       0
                John P. Keller           517,657     7,446       0
                Stephen A. Kemper        521,378     3,725       0
                Daniel W. Lease          524,039     1,064       0
                Robert H. Moyer          522,649     2,454       0
                Albert C. Nichols        522,857     2,246       0
                K. Brian Pugh            524,039     1,064       0
                Clemens J. Szymanowski   522,857     2,246       0
                J. Terrence Wolfe        524,247       856       0
                Claude E. Young          524,247       856       0
                Gary L. Zimmerman        524,247       856       0

           (d) Not applicable.


  Item 5.  Other Information - None
  Item 6.  Exhibits and Reports on Form 8-K:
           (a) Exhibit 27 - Financial Data Schedule                        11
           (b) A Form 8-K dated May 13, 1998 was filed on May 15, 1998, reporting a 3-for-1 split of the Registrant's common shares. A total of 1,269,052 additional shares were issued on June 5, 1998.

Signatures                                                                 10

                            CROGHAN BANCSHARES, INC.
                     Consolidated Balance Sheets (Unaudited)

                                                                                    June 30      December 31
                    ASSETS                                                            1998           1997
                                                                          (Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
  Cash and due from banks                                                           $ 11,401       $  9,735
  Interest-bearing deposits in other banks                                                 -              -
  Federal funds sold                                                                   5,950              -
                                                                                    --------       --------
               Total cash and cash equivalents                                        17,351          9,735
                                                                                    --------       --------
INVESTMENT SECURITIES
  Available-for-sale, at market value                                                 33,070         34,197
  Held-to-maturity, at amortized cost, market value of $34,286 in 1998
      and $35,588 in 1997                                                             34,173         35,467
                                                                                    --------       --------
               Total investment securities                                            67,243         69,664
                                                                                    --------       --------
LOANS                                                                                233,247        239,076
  Less:  Allowance for possible loan losses                                            3,556          3,518
                                                                                    --------       --------
               Net Loans                                                             229,691        235,558
                                                                                    --------       --------
BANK PREMISES AND EQUIPMENT, NET                                                       8,109          8,119
ACCRUED INTEREST RECEIVABLE                                                            2,600          2,613
OTHER REAL ESTATE OWNED                                                                   70            140
INTANGIBLE ASSETS                                                                      8,366          8,672
OTHER ASSETS                                                                             841            539
                                                                                    --------       --------
TOTAL ASSETS                                                                        $334,271       $335,040
                                                                                    ========       ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
     Demand, non-interest bearing                                                   $ 34,223       $ 30,753
     Savings, NOW and Money Market deposits                                          108,880        106,836
     Time                                                                            148,944        151,464
                                                                                    --------       --------
               Total deposits                                                        292,047        289,053

  Federal funds purchased and securities sold under repurchase agreements              4,885          8,663
  Borrowed funds                                                                       2,375          3,200
  Dividends payable                                                                      285            285
  Accrued interest, taxes and other expenses                                           2,146          2,249
                                                                                    --------       --------
               Total liabilities                                                     301,738        303,450
                                                                                    --------       --------
STOCKHOLDERS' EQUITY
  Common stock, $12.50 par value.  Authorized 3,000,000 shares; issued and
     outstanding 1,903,578 shares in 1998 and 634,526 shares in 1997                  23,795          7,932
  Surplus                                                                                  -          8,989
  Retained earnings                                                                    8,666         14,587
  Net unrealized holding gain (loss) on securities available-for-sale, net of
     related income taxes                                                                 72             82
                                                                                    --------       --------
               Total stockholders' equity                                             32,533         31,590
                                                                                    --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $334,271       $335,040
                                                                                    ========       ========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                           Three months ended              Six months ended
                                                                                June 30                        June 30
                                                                           1998           1997            1998           1997
                                                                         (Dollars in thousands,          (Dollars in thousands,
                                                                         except per share data)          except per share data)
INTEREST INCOME
  Interest and fees on loans                                             $  5,192       $  5,137        $ 10,331       $ 10,052
  Interest and dividends on investment securities:
     U.S. Treasury securities                                                 448            453             875            942
     Obligations of U.S. Government agencies and corporations                 372            476             748            898
     Obligations of states and political subdivisions                         152            164             294            329
     Other securities                                                          37             53              80            107
  Interest on federal funds sold                                              116             62             192            145
                                                                         --------       --------        --------       --------
               Total interest income                                        6,317          6,345          12,520         12,473
                                                                         --------       --------        --------       --------
INTEREST EXPENSE
  Interest on deposits                                                      2,764          2,652           5,513          5,324
  Interest on other borrowings                                                107            116             216            254
                                                                         --------       --------        --------       --------
               Total interest expense                                       2,871          2,768           5,729          5,578
                                                                         --------       --------        --------       --------
               Net interest income                                          3,446          3,577           6,791          6,895

PROVISION FOR LOAN LOSSES                                                      60             45             120             90
                                                                         --------       --------        --------       --------
               Net interest income after provision for loan losses          3,386          3,532           6,671          6,805
                                                                         --------       --------        --------       --------
NON-INTEREST INCOME
  Trust income                                                                 92             76             179            149
  Service charges on deposit accounts                                         191            187             359            363
  Gain (loss) on sale of investment securities                                  -             (1)              -             (8)
  Gain (loss) on sale of loans                                                 20              -              32              -
  Other operating income                                                      123            124             276            264
                                                                         --------       --------        --------       --------
               Total non-interest income                                      426            386             846            768
                                                                         --------       --------        --------       --------
NON-INTEREST EXPENSES
  Salaries, wages and employee benefits                                     1,397          1,415           2,799          2,838
  Net occupancy expense of bank premises                                      161            155             321            319
  Amortization of goodwill and other intangible asset                         161            159             321            319
  Other operating expenses                                                    878            826           1,750          1,669
                                                                         --------       --------        --------       --------
               Total non-interest expenses                                  2,597          2,555           5,191          5,145
                                                                         --------       --------        --------       --------
               Income before federal income taxes                           1,215          1,363           2,326          2,428

FEDERAL INCOME TAXES                                                          418            463             802            825
                                                                         --------       --------        --------       --------
NET INCOME                                                               $    797       $    900        $  1,524       $  1,603
                                                                         ========       ========        ========       ========

               Net income per share, based on 1,903,578 shares           $    .42       $    .47        $    .80       $    .84
                                                                         ========       ========        ========       ========
               Dividends declared, based on 1,903,578 shares             $    .15       $    .15        $    .30       $    .30
                                                                         ========       ========        ========       ========

COMPREHENSIVE INCOME                                                     $    797       $  1,065        $  1,514       $  1,545
                                                                         ========       ========        ========       ========


See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                           Six months ended
                                                                                                               June 30
                                                                                                          1998           1997
                                                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                           $  1,524        $  1,603
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                                       594             522
        Provision for loan losses                                                                           120              90
        Deferred federal income taxes                                                                       (10)            (31)
        FHLB stock dividend                                                                                 (46)            (42)
        Net amortization of investment security premiums and discounts                                        9              39
        Loss (gain) on sale of investment securities                                                        -                 8
        Loss (gain) on sale of loans                                                                        (32)            -
        Loss (gain) on sale of equipment                                                                      4             -
        Decrease (increase) in accrued interest receivable                                                   13             (29)
        Decrease (increase) in other assets                                                                (231)           (123)
        Increase (decrease) in accrued interest, taxes and other expenses                                   (88)           (108)
                                                                                                       --------        --------
               Net cash provided by operating activities                                                  1,857           1,929
                                                                                                       --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities:
        Available-for-sale                                                                               (4,998)        (10,480)
        Held-to-maturity                                                                                 (9,903)         (8,941)
  Proceeds from maturities of investment securities                                                      17,377          18,341
  Proceeds from sales of available-for-sale investment securities                                           -             3,994
  Proceeds from sale of loans                                                                             1,581             -
  Net decrease (increase) in loans                                                                        4,182           3,948
  Capital expenditures                                                                                     (376)           (425)
  Proceeds from sale of equipment                                                                             6             -
                                                                                                       --------        --------
               Net cash provided by (used in) investing activities                                        7,869           6,437
                                                                                                       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in total deposits                                                               3,064          (4,013)
  Increase (decrease) in federal funds purchased and securities sold under repurchase agreements         (3,778)         (4,141)
  Repayments of borrowed funds                                                                             (825)         (2,688)
  Cash dividends paid                                                                                      (571)           (571)
                                                                                                       --------        --------
               Net cash provided by (used in) financing activities                                       (2,110)        (11,413)
                                                                                                       --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          7,616          (3,047)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          9,735          16,094
                                                                                                       --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                             $ 17,351        $ 13,047
                                                                                                       ========        ========

SUPPLEMENTAL DISCLOSURES
   Cash paid during the year for:
        Interest                                                                                       $  5,891        $  5,684
                                                                                                       ========        ========
        Federal income taxes                                                                           $    635        $    785
                                                                                                       ========        ========
   Transfer of loans to other real estate                                                               $   -           $   -
                                                                                                       ========        ========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

(1)  Consolidated Financial Statements

     The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year or any future interim period.

(2)  Common Stock

     On May 12, 1998, the Corporation announced a 3-for-1 split of its outstanding common shares, par value $12.50 per share, for shareholders of record May 29, 1998. As a result of the split, two additional common shares were issued on June 5, 1998 for each share owned by shareholders of record on May 29, 1998, resulting in the number of issued and outstanding shares increasing from 634,526 to 1,903,578. Since the par value of the common stock was not changed, the recording of the stock split resulted in an increase of $15,863,000 in common stock and decreases of $8,989,000 in surplus and $6,874,000 in retained earnings.

(3)  Reporting of Comprehensive Income

     The Corporation adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. Comprehensive income represents net income and "other comprehensive income" as defined in Statement No. 130. The Corporation's only other comprehensive income component is its unrealized gains on investment securities.

                            CROGHAN BANCSHARES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

Assets at June 30, 1998 totalled $334,271,000 compared to $335,040,000 at 1997 year end. Total deposits increased to $292,047,000 from $289,053,000 at year end and total loans decreased to $233,247,000 from $239,076,000 at year end.

Net income for the quarter ended June 30, 1998 was $797,000 or $.42 per common share compared to $900,000 or $.47 per common share for the same period in 1997, and net income for the six-month period ended June 30, 1998 was $1,524,000 or $.80 per common share compared to $1,603,000 or $.84 per common share for the same period in 1997. Operating results for 1998 include increases in the provision for loan losses and interest on deposits (primarily interest on money market accounts as Croghan implemented a more competitive rate structure in an effort to maintain the market share of its core deposit base).

DEPOSITS, LOANS, INVESTMENT SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at June 30, 1998 increased $2,994,000 or 1.0 percent from 1997 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) increased $5,514,000 while the time deposit category decreased $2,520,000. Total loans decreased $5,829,000 or 2.4 percent from 1997 year end. Total investment securities decreased $2,421,000 or 3.5 percent from 1997 year end.

Stockholders' equity at June 30, 1998 increased to $32,533,000 or $17.09 book value per common share compared to $31,590,000 or $16.60 book value per common share at December 31, 1997 (as adjusted for a 3-for-1 stock split declared on May 12, 1998 and distributed on June 5, 1998). The balance in stockholders' equity at June 30, 1998 included a net unrealized holding gain on securities classified as available-for-sale of $72,000 (net of deferred income taxes totalling $37,000). At December 31, 1997, stockholders' equity included a net unrealized holding gain on securities classified as available-for-sale of $82,000 (net of deferred income taxes totalling $42,000). Consistent with the Corporation's quarterly dividend policy, a dividend of $.15 per share was declared on June 9, 1998 to be distributed on July 31, 1998.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, decreased $131,000 for the quarter ended June 30, 1998 compared to the same period in 1997, and decreased $104,000 for the six-month period ended June 30, 1998 compared to the same period in 1997. The net interest yield (net interest income divided by average earning assets) was 4.43 percent for the quarter ended June 30, 1998 compared to 4.72 percent for the same period in 1997, and was 4.39 percent for the six-month period ended June 30, 1998 compared to 4.53 percent for the same period in 1997.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following table details factors relating to the provision and allowance for possible loan losses for the periods noted:

                                                Six Months Ended    Twelve Months Ended
                                                    June 30,            December 31,
                                                     1998                  1997
                                                        (Dollars in thousands)
Provision for loan losses charged
  to expense                                        $  120               $  180
Net loan charge-offs                                    82                   30
Net loan charge-offs as a percent
 of average outstanding net loans                      .04%                 .01%
Nonaccrual loans                                    $  211               $  212
Loans past due 90 days or more                       1,521                  582
Potential problem loans, other than those
  past due 90 days or more, nonaccrual,
  or restructured                                      857                1,992
Allowance for possible loan losses                   3,556                3,518
Allowance for possible loan losses as a
  percent of period-end loans                         1.52%                1.47%


The provision for loan losses for the first six months of 1998 appearing in the Consolidated Statements of Operations and Comprehensive Income totalled $120,000. This provision compares to $90,000 expensed during the same period in 1997. Net loan charge offs were $82,000 for the first six months of 1998 compared to net recoveries of $163,000 during the same period in 1997.

Nonaccrual loans totalled $211,000 at June 30, 1998 compared to $212,000 at December 31, 1997. Loans past due 90 days or more at June 30, 1998 increased by $939,000 and other potential problem loans decreased $1,135,000 from December 31, 1997 figures. The asset quality trends are being monitored throughout 1998 to ensure adequate provisions for loan losses are calculated and expensed. The Corporation's allowance for possible loan losses as a percentage of outstanding loans improved to 1.52 percent at June 30, 1998 compared to 1.47 percent at December 31, 1997.

It is the Corporation's policy to maintain the allowance for possible loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is conducted by an outside consulting firm which facilitates the early identification of problem loans and ensures sound credit decisions. Management considers the balance at June 30, 1998 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $40,000 or 10.4 percent for the quarter ended June 30, 1998 compared to the same period in 1997, and increased $78,000 or 10.2 percent for the six-month period ended June 30, 1998 compared to the same period in 1997. Included in non-interest income for the six-month period ended June 30, 1997 were realized losses of $8,000 on the sale of investment securities that were classified as available-for-sale. There were no such losses during the same period in 1998.

Trust department fee income increased $16,000 between comparable quarterly periods and $30,000 between comparable six-month periods. Service charges on deposit accounts increased $4,000 between comparable quarterly periods and decreased $4,000 between comparable six-month periods.

Gains on the sale of loans to the Federal Home Loan Mortgage Corporation (Freddie Mac) totalled $20,000 for the quarterly period ended June 30, 1998, and $32,000 for the first six months of 1998. There were no such gains during the same periods in 1997. Other operating income decreased $1,000 between comparable quarterly periods and increased $12,000 between comparable six-month periods.

NON-INTEREST EXPENSES

Total non-interest expenses increased $42,000 or 1.6 percent for the quarter ended June 30, 1998 compared to the same period in 1997, and increased $46,000 or .9 percent for the six-month period ended June 30, 1998 compared to the same period in 1997. Salaries, wages and employee benefits decreased $18,000 between comparable quarterly periods and $39,000 between comparable six-month periods. Net occupancy expense of bank premises increased $6,000 between comparable quarterly periods and $2,000 between comparable six-month periods. Goodwill amortization associated with the August 1, 1996 purchase of Union Bancshares Corp. was basically unchanged for the comparable quarterly and six-month periods while other operating expenses increased $52,000 or 6.3 percent between quarterly periods and $81,000 or 4.9 percent between comparable six-month periods.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense decreased $45,000 or 9.7 percent between comparable quarterly periods, and $23,000 or 2.8 percent between comparable six-month periods due to lower income before taxes. The Corporation's effective tax rate for the six months ended June 30, 1998 increased to 34.5 percent compared to
34.0 percent for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Average federal funds sold positions of $8,365,000 and $7,084,000 were maintained for the quarterly and six-month periods, respectively, ended June 30, 1998. Short-term borrowings of federal funds purchased and repurchase agreements averaged $5,330,000 and $5,324,000 for the quarterly and six-month periods, respectively.

Borrowings due to the Federal Home Loan Bank in 1999 totalled $1,000,000 at June 30, 1998. Borrowings from NBD Bank advanced to fund the purchase of Union Bancshares Corp. totalled $1,375,000 at June 30, 1998. The NBD loan is due on July 31, 1999 and is repayable in quarterly installments of principal plus interest, with the principal payments based upon a ten-year amortization schedule.

Capital expenditures for bank premises and equipment totalled $376,000 for the six-month period ended June 30, 1998. This compares to $425,000 for same period in 1997. Projected 1998 capital expenditures total $550,000. Of the projected 1998 expenditure amount, approximately $200,000 is allocated to the relocation and furnishing of the Trust Department within the Main Office complex.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is effective for all fiscal quarters of all years beginning after June 15, 1999. The Corporation does not believe the adoption of Statement No. 133 will have any material impact to the consolidated financial statements.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CROGHAN BANCSHARES, INC
                                           -------------------------------
                                                       Registrant



Date:   July 17, 1998                          /s/ Thomas Hite
      ------------------------             -------------------------------
                                               Thomas F. Hite, President



Date:   July 17, 1998                         /s/ Allan E. Mehlow
      ------------------------             -------------------------------
                                              Allan E. Mehlow, Treasurer/
                                              Principal Financial Officer