Form 10-Q
period 1998-09-30
CROGHAN BANCSHARES INC
filed 1998-10-29
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended September 30, 1998



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

       1,903,663 Common shares were outstanding as of September 30, 1998.

This document contains 12 pages.

                            CROGHAN BANCSHARES, INC.

                                      Index

PART I.                                                                         Page(s)

    Item 1. Financial Statements                                                3 - 6
    Item 2. Management's Discussion and Analysis                                7 - 10
    Item 3. Quantitative and Qualitative Disclosures About Market
            Risk - There have been no material changes from the
            information provided in the December 31, 1997 Form 10-K.

PART II.

    Item 1. Legal Proceedings - None
    Item 2. Changes in Securities - None
    Item 3. Defaults Upon Senior Securities - None
    Item 4. Submission of Matters to a Vote of Security Holders - None
    Item 5. Other Information - None
    Item 6. Exhibits and Reports on Form 8-K:
              (a) Exhibit 27 - Financial Data Schedule                            12
              (b) None

Signatures                                                                        11

                            CROGHAN BANCSHARES, INC.
                    Consolidated Balance Sheets (Unaudited)

                                                                                        September 30           December 31
                      ASSETS                                                                 1998                 1997
                                                                                      (Dollars In thousands, except par value)
CASH AND CASH EQUIVALENTS
    Cash and due from banks                                                                $ 10,661             $  9,735
    Interest-bearing deposits in other banks                                                      -                    -
    Federal funds sold                                                                        3,000                    -
                                                                                           --------             --------
                Total cash and cash equivalents                                              13,661                9,735
                                                                                           --------             --------
INVESTMENT SECURITIES

    Available-for-sale, at market value                                                      34,436               34,197
    Held-to-maturity, at amortized cost, market value of $39,482 in 1998
        and $35,588 in 1997                                                                  39,133               35,467
                                                                                           --------             --------
                Total investment securities                                                  73,569               69,664
                                                                                           --------             --------
LOANS                                                                                       232,960              239,076
    Less: Allowance for possible loan losses                                                  3,460                3,518
                                                                                           --------             --------
                Net Loans                                                                   229,500              235,558
                                                                                           --------             --------
BANK PREMISES AND EQUIPMENT, NET                                                              7,977                8,119
ACCRUED INTEREST RECEIVABLE                                                                   2,842                2,613
OTHER REAL ESTATE OWNED                                                                           -                  140
INTANGIBLE ASSETS                                                                             8,206                8,672
OTHER ASSETS                                                                                    770                  539
                                                                                           --------             --------
TOTAL ASSETS                                                                               $336,525             $335,040
                                                                                           ========             ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits:
        Demand, non-interest bearing                                                       $ 32,342             $ 30,753
        Savings, NOW and Money Market deposits                                              108,738              106,836
        Time                                                                                150,872              151,464
                                                                                           --------             --------
                Total deposits                                                              291,952              289,053

    Federal funds purchased and securities sold under repurchase agreements                   6,915                8,663
    Borrowed funds                                                                            1,775                3,200
    Dividends payable                                                                           286                  285
    Accrued interest, taxes and other expenses                                                2,386                2,249
                                                                                           --------             --------
                Total liabilities                                                           303,314              303,450
                                                                                           --------             --------
STOCKHOLDERS' EQUITY
    Common stock, $12.50 par value. Authorized 3,000,000 shares; issued and
        outstanding 1,903,663 shares in 1998 and 634,526 shares in 1997                      23,796                7,932
    Surplus                                                                                       1                8,989
    Retained earnings                                                                         9,176               14,587
    Met unrealized holding gain (loss) on securities available-for-sale, net of
        related income taxes                                                                    238                   82
                                                                                           --------             --------
                  Total stockholders' equity                                                 33,211               31,590
                                                                                           --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $336,525             $335,040
                                                                                           ========             ========

See notes to consolidated financial statements.

                             CROGHAN BANCSHARES INC.

   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                          Three months ended            Nine months ended
                                                                            September 30                  September 30
                                                                          1998         1997           1998           1997
                                                                       (Dollars in thousands,        (Dollars in thousands,
                                                                       except per share data)        except per share data)
INTEREST INCOME

    Interest and fees on loans                                       $   5,182     $   5,155        $  15,513     $  15,206
    Interest and dividends on investment securities:
      U.S. Treasury securities                                             443           410            1,318         1,352
      Obligations of U.S. Government agencies and corporations             358           457            1,106         1,355
      Obligations of states and political subdivisions                     173           156              467           486
      Other securities                                                      36            53              116           160
    Interest on federal funds sold                                         122            25              314           170
                                                                        ------        ------          -------       -------
                Total interest income                                    6,314         6,256           18,834        18,729
                                                                        ------        ------          -------       --------
INTEREST EXPENSE
    Interest on deposits                                                 2,740         2,706            8,253         8,030
    Interest on other borrowings                                           101           108              317           362
                                                                        ------        ------          -------       -------
                Total Interest expense                                   2,841         2,814            8,570         8,392
                                                                        ------        ------          -------       -------
                Net interest income                                      3,473         3,442           10,264        10,337

PROVISION FOR LOAN LOSSES                                                   60            45              180           135
                                                                        ------        ------          -------       -------
                Net interest income after provision for loan losses      3,413         3,397           10,084        10,202
                                                                        ------        ------          -------       -------
NON-INTEREST INCOME
    Trust income                                                            95            85              274           234
    Service charges on deposit accounts                                    189           187              548           550
    Gain (loss) on sale of investment securities                             -           (23)               -           (31)
    Gain (loss) on sale of loans                                             2             -               34             -
    Other operating income                                                 167           124              444           388
                                                                        ------        ------          -------       -------
                Total non-interest income                                  453           373            1,300         1,141
                                                                        ------        ------          -------       -------
NON-INTEREST EXPENSES
    Salaries, wages and employee benefits                                1,392         1,305            4,191         4,143
    Net occupancy expense of bank premises                                 178           193              499           512
    Amortization of goodwill and other intangible asset                    160           160              481           479
    Other operating expenses                                               929           912            2,679         2,581
                                                                        ------        ------          -------       -------
                Total non-interest expenses                              2,659         2,570            7,850         7,715
                                                                        ------        ------          -------       -------
                Income before federal income taxes                       1,207         1,200            3,534         3,628

FEDERAL INCOME TAXES                                                       412           411            1,215         1,236
                                                                        ------        ------          -------       -------
NET INCOME                                                           $     795     $     789        $   2,319     $   2,392
                                                                        ======        ======          =======       =======

                Net income per share                                 $     .42     $     .41        $    1.22     $    1.26
                                                                        ======        ======          =======       =======

                Weighted average number of shares outstanding        1,903,611     1,903,578        1,903,589     1,903,578
                                                                     =========     =========        =========     =========

                Dividends declared                                   $     .15     $     .15        $     .45     $     .45
                                                                        ======        ======          =======       =======

COMPREHENSIVE INCOME                                                 $     961     $     839        $   2,475     $   2,384
                                                                        ======        ======          =======       =======

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                       Nine months ended
                                                                                                          September 30
                                                                                                       1998         1997
                                                                                                     (Dollars In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                          $ 2,319       $ 2,392
  Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                                    908           813
         Provision for loan losses                                                                        180           135
         Deferred federal income taxes                                                                     26          (115)
         FHLB stock dividend                                                                              (71)          (65)
         Net amortization of investment security premiums and discounts                                    11            54
         Loss (gain) on sale of investment securities                                                      -             31
         Loss (gain) on sale of loans                                                                     (34)           -
         Loss (gain) on sale of equipment                                                                   4            27
         Decrease (increase) in accrued interest receivable                                              (229)         (202)
         Decrease (increase) in other assets                                                              (90)          176
         Increase (decrease) in accrued interest, taxes and other expenses                                 31            26
                                                                                                      -------       -------
                Net cash provided by operating activities                                               3,055         3,272
                                                                                                      -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of investment securities:
         Available-for-sale                                                                             (8,998)     (12,477)
         Held-to-maturity                                                                              (16,758)      (9,197)
    Proceeds from maturities of investment securities                                                   22,185       23,008
    Proceeds from sales of available-for-sale investment securities                                         -         5,958
    Proceeds from sale of loans                                                                          1,806           -
    Net decrease (increase) in loans                                                                     4,092       (1,910)
    Capital expenditures                                                                                  (440)        (984)
    Proceeds from sale of equipment                                                                          6           -
                                                                                                       -------      -------
                Net cash provided by (used in) investing activities                                      1,893        4,398
                                                                                                       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in total deposits                                                            3,005       (6,281)
    Increase (decrease) in federal funds purchased and securities sold under repurchase agreements      (1,748)      (3,516)
    Repayments of borrowed funds                                                                        (1,425)      (2,778)
    Proceeds from issuance of Common Stock                                                                   2           -
    Cash dividends paid                                                                                   (856)        (857)
                                                                                                       -------      -------
                Net cash provided by (used in) financing activities                                     (1,022)     (13,432)
                                                                                                       -------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                         3,926       (5,762)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                         9,735       16,094
                                                                                                       -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                             $13,661      $10,332
                                                                                                       =======      =======

SUPPLEMENTAL DISCLOSURES
    Cash paid during the year for:
         Interest                                                                                      $ 8,764      $ 8,468
                                                                                                       =======      =======

         Federal income taxes                                                                          $ 1,095        1,360
                                                                                                       =======      =======

    Transfer of loans to other real estate                                                             $    -       $    70
                                                                                                       =======      =======


See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

(1)     Consolidated Financial Statements

        The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year or any future interim period.

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

(3)     Reporting of Comprehensive Income

        The Corporation adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. Comprehensive income represents net income and "other comprehensive income" as defined in Statement No. 130. The Corporation's only "other comprehensive income" component is its unrealized gains on investment securities.

                            CROGHAN BANCSHARES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

Assets at September 30, 1998 totalled $336,525,000 compared to $335,040,000 at 1997 year end. Total deposits increased to $291,952,000 from $289,053,000 at year end and total loans decreased to $232,960,000 from $239,076,000 at year end.

Net income for the quarter ended September 30, 1998 was $795,000 or $.42 per common share compared to $789,000 or $.41 per common share for the same period in 1997, and net income for the nine-month period ended September 30, 1998 was $2,319,000 or $1.22 per common share compared to $2,392,000 or $1.26 per common share for the same period in 1997. Operating results for 1998 include increases in the provision for loan losses and interest on deposits (primarily interest on money market accounts as Croghan implemented a more competitive rate structure in an effort to maintain the market share of its core deposit base).

DEPOSITS, LOANS, INVESTMENT SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at September 30, 1998 increased $2,899,000 or 1.0 percent from 1997 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) increased $3,491,000 while the time deposit category decreased $592,000. Total loans decreased $6,116,000 or 2.6 percent from 1997 year end. Total investment securities increased $3,905,000 or 5.6 percent from 1997 year end.

Stockholders' equity at September 30, 1998 increased to $33,211,000 or $17.45 book value per common share compared to $31,590,000 or $16.60 book value per common share at December 31, 1997 (as adjusted for a 3-for-1 stock split declared on May 12, 1998 and distributed on June 5, 1998). The balance in stockholders' equity at September 30, 1998 included a net unrealized holding gain on securities classified as available-for-sale of $238,000 (net of deferred income taxes totalling $123,000). At December 31, 1997, stockholders' equity included a net unrealized holding gain on securities classified as available-for-sale of $82,000 (net of deferred income taxes totalling $42,000). Consistent with the Corporation's quarterly dividend policy, a dividend of $.15 per share was declared on September 8, 1998 to be distributed on October 30, 1998.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, increased $31,000 for the quarter ended September 30, 1998 compared to the same period in 1997, and decreased $73,000 for the nine-month period ended September 30, 1998 compared to the same period in 1997. The net interest yield (net interest income divided by average earning assets) was 4.47 percent for the quarter ended September 30, 1998 compared to 4.53 percent for the same period in 1997, and was 4.42 percent for the nine-month period ended September 30, 1998 compared to 4.53 percent for the same period in 1997.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following table details factors relating to the provision and allowance for possible loan losses for the periods noted:

                                      Nine Months Ended      Twelve Months Ended
                                        September 30,            December 31,
                                            1998                     1997

                                                                                               (Dollars in thousands)
Provision for loan losses charged
      to expense                                                                    $  180                               $  180
Net loan charge-offs                                                                   239                                   30
Net loan charge-offs as a percent
    of average outstanding net loans                                                  .10%                                  .01%
Nonaccrual loans                                                                    $  403                               $  212
Loans past due 90 days or more                                                       1,109                                  582
Potential problem loans, other than those
      past due 90 days or more, nonaccrual,
      or restructured                                                                  744                                1,992
Allowance for possible loan losses                                                   3,460                                3,518
Allowance for possible loan losses as a
      percent of period-end loans                                                    1.49%                                 1.47%

The provision for loan losses for the first nine months of 1998 appearing in the Consolidated Statements of Operations and Comprehensive Income totalled $180,000. This provision compares to $135,000 expensed during the same period in 1997. Net loan charge offs were $239,000 for the first nine months of 1998 compared to net recoveries of $57,000 during the same period in 1997.

Nonaccrual loans totalled $403,000 at September 30, 1998 compared to $212,000 at December 31, 1997. Loans past due 90 days or more at September 30, 1998 increased by $527,000 and other potential problem loans decreased $1,248,000 from December 31, 1997 figures. The asset quality trends are being monitored throughout 1998 to ensure adequate provisions for loan losses are calculated and expensed. The Corporation's allowance for possible loan losses as a percentage of outstanding loans increased to 1.49 percent at September 30, 1998 compared to
1.47 percent at December 31, 1997.

It is the Corporation's policy to maintain the allowance for possible loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is conducted by an outside consulting firm which facilitates the early identification of problem loans and ensures sound credit decisions. Management considers the balance at September 30, 1998 to be adequate to provide for losses inherent in the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $80,000 or 21.4 percent for the quarter ended September 30, 1998 compared to the same period in 1997, and increased $159,000 or 13.9 percent for the nine-month period ended September 30, 1998 compared to the same period in 1997. Included in non-interest income for the nine-month period ended September 30, 1997 were realized losses of $31,000 on the sale of investment securities that were classified as available-for-sale. There were no such losses during the same period in 1998.

Trust department fee income increased $10,000 between comparable quarterly periods and $40,000 between comparable nine-month periods. Service charges on deposit accounts increased $2,000 between comparable quarterly periods and decreased $2,000 between comparable nine-month periods.

Gains on the sale of loans to the Federal Home Loan Mortgage Corporation (Freddie Mac) totalled $2,000 for the quarterly period ended September 30, 1998, and $34,000 for the first nine months of 1998. There were no such gains during the same periods in 1997. Other operating Income increased $43,000 between comparable quarterly periods and $56,000 between comparable nine-month periods.

NON-INTEREST EXPENSES

Total non-interest expenses increased $89,000 or 3.5 percent for the quarter ended September 30, 1998 compared to the same period in 1997, and increased $135,000 or 1.7 percent for the nine-month period ended September 30, 1998 compared to the same period in 1997. Salaries, wages and employee benefits increased $87,000 between comparable quarterly periods and $48,000 between comparable nine-month periods. Net occupancy expense of bank premises decreased $15,000 between comparable quarterly periods and $13,000 between comparable nine-month periods. Goodwill amortization associated with the August 1, 1996 purchase of Union Bancshares Corp. was basically unchanged for the comparable quarterly and nine-month periods while other operating expenses increased $17,000 or 1.9 percent between quarterly periods and $98,000 or 3.8 percent between comparable nine-month periods.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $1,000 or .2 percent between comparable quarterly periods, and decreased $21,000 or 1.7 percent between comparable nine-month periods due to lower income before taxes. The Corporation's effective tax rate for the nine months ended September 30, 1998 increased to 34.4 percent compared to 34.1 percent for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Average federal funds sold positions of $8,504,000 and $7,563,000 were maintained for the quarterly and nine-month periods, respectively, ended September 30, 1998. Short-term borrowings of federal funds purchased and repurchase agreements averaged $5,612,000 and $5,421,000 for the quarterly and nine-month periods, respectively.

Borrowings due to the Federal Home Loan Bank in 1999 totalled $1,000,000 at September 30, 1998. Remaining outstanding borrowings from NBD Bank advanced to fund the purchase of Union Bancshares Corp. totalled $775,000 at September 30, 1998. The NBD loan is due on July 31, 1999 and is repayable in quarterly installments of principal plus interest, with the principal payments based upon a ten-year amortization schedule.

Capital expenditures for bank premises and equipment totalled $440,000 for the nine-month period ended September 30, 1998. This compares to $984,000 for the same period in 1997. Projected 1998 capital expenditures total $550,000. Of the projected 1998 expenditure amount, approximately $200,000 was spent for the relocation and furnishing of the Trust Department within the Main Office complex.

YEAR 2000 PREPAREDNESS

There is considerable concern over the ability of many computer software programs to function when the year 2000 arrives. This concern arises because many existing programs use only the last two digits to refer to the year. As such, programs do not recognize the difference between a year that begins with "20" instead of the current "19".

Computer operations are a crucial part of Croghan's operating strategy and a comprehensive program has been implemented to verify that all internal software will operate properly. Certified Year 2000 compliant mainframe computer hardware and software was purchased and installed in 1997. To ensure the validity of this certification, a two-day test was conducted in October 1998. This test involved actually changing the processing dates to December 31, 1999 and January 1, 2000. A testing program has also been implemented to verify that all desktop personal computers will function properly in the year 2000. Year 2000 test software and date changing procedures have been effected on approximately 100 of the 130 personal computers located throughout the organization. The remaining personal computers are scheduled for testing prior to November 1, 1998.

Croghan's direct exposure to embedded microchip technology is of little or no consequence. Unlike many manufacturers which use computerized robots, controllers, and assembly lines, Croghan has only to assess its elevators and HVAC systems. All such systems have been evaluated and were determined to be free of embedded microchip technology.

Croghan also has a vested interest in the computer processing requirements of its vendors and customers. Many primary suppliers have been contacted to ensure their preparedness. A tickler system was instituted to follow up with those vendors that have not replied or possibly indicated some question as to their commitment to readiness. These vendors will be contacted throughout the remainder of 1998 and into 1999.

From a customer standpoint, the problem could affect our borrowers' ability to service debts if their direct operations, vendors, or customers are impacted. To raise the customers' level of awareness, Croghan has sponsored two Year 2000 seminars for local businesses. Additionally, the Federal Reserve Bank instituted a Year 2000 examination process to which Croghan is subject. As a part of that process, Croghan was required to identify those commercial customers (borrowers and depositors) which exceeded a set threshold and prepare written Year 2000 assessment work sheets. As of September 30, 1998, approximately 75 such assessments have been completed. A tickler system was then instituted to follow up on those customers with a high inclination to Year 2000 risk. The Year 2000 risk assessment for Croghan's borrowers will be a factor when determining the provision for loan losses charged to expense throughout 1999.

A majority of the cost associated with upgrading Croghan's internal hardware and software was absorbed when the mainframe equipment was purchased in 1997. Additional direct expenditures attributable to Year 2000 internal hardware and software are estimated at $30,000 in 1998 and $25,000 in 1999. Costs associated with the vendor and customer compliance portions of the Year 2000 preparedness plan are much more difficult to quantify, but will likely total $20,000 in 1998 and 1999.

Being a bank holding company, Croghan has a well established and tested contingency plan for mainframe and personal computer processing. The plan has been implemented on various occasions during times of electrical and telephone circuit interruption. Most often this has resulted in the manual processing of customer transactions at the teller windows with mainframe processing accomplished at the off-site disaster recovery location (the off-site location was tested in October 1998 for Year 2000 preparedness and found satisfactory). Croghan has strived to ensure that its contingency plan, vendor, internal processing, and customer segments of the Year 2000 preparedness plan are being executed.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement Is effective for all fiscal quarters of years beginning after June 15, 1999. The Corporation does not believe the adoption of Statement No. 133 will have any material impact to the consolidated financial statements.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    CROGHAN BANCSHARES, INC
                                                 -------------------------------
                                                          Registrant



Date:    October 29, 1998                           /s/ Thomas Hite
       ------------------------                  -------------------------------
                                                    Thomas F. Hite, President



Date:    October 29, 1998                           /s/ Allan E. Mehlow
       ------------------------                  -------------------------------
                                                    Allan E. Mehlow, Treasurer/
                                                    Principal Financial Officer