Form 10-K
period 1998-12-31
CROGHAN BANCSHARES INC
filed 1999-03-17
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998.   Commission File Number: 0-20159

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates was $47,174,708 as of January 31, 1999.

The number of shares outstanding for the registrant's sole class of common equity as of February 28, 1999 is 1,904,045 shares of common stock, par value $12.50 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the fiscal year ended December 31, 1998 - PART II of Form 10-K.

Proxy Statement dated March 26, 1999 for the 1999 Annual Meeting of Shareholders
- PART III of Form 10-K.


This document contains 64 pages.  The Exhibit Index is on pages 19 and 20.

                                      INDEX

PART I

  Item  1.   Description of business                                 3 - 14

  Item  2.   Description of property                                   15

  Item  3.   Legal proceedings                                         15

  Item  4.   Submission of matters to a vote of security holders       15

PART II

  Item  5.   Market for registrant's common equity and related
               stockholder matters                                     16

  Item  6.   Selected financial data                                   16

  Item  7.   Management's discussion and analysis                      16

  Item  7A.  Quantitative and qualitative disclosures about
               market risk                                             16

  Item  8.   Financial statements and supplementary data               16

  Item  9.   Changes in and disagreements with accountants on
               accounting and financial disclosure                     17

PART III

  Item 10.   Directors and executive officers of the registrant        18

  Item 11.   Executive compensation                                    18

  Item 12.   Security ownership of certain beneficial owners
               and management                                          18

  Item 13.   Certain relationships and related transactions            18

PART IV

  Item 14.   Exhibits, financial statement schedules, and reports
               on Form 8-K                                          19 - 21

Signatures                                                             22

                                     PART I

                         ITEM 1. Description of Business

Croghan Bancshares, Inc. (the "Corporation") was organized under the laws of the State of Ohio on September 27, 1983, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Corporation, as the result of a merger and reorganization effective in 1984, acquired all of the voting shares of The Croghan Colonial Bank (the "Bank"), an Ohio chartered bank organized in 1888. The Bank is the only subsidiary of the Corporation, and substantially all of the Corporation's operations are conducted through the Bank. The principal offices of both the Corporation and the Bank are located at 323 Croghan Street, Fremont, Ohio. The Bank also operates eight Ohio branch offices: two in Bellevue, one in Clyde, three in Fremont, one in Green Springs, and one in Monroeville. The Corporation and the Bank had total consolidated assets of $350,144,000 at December 31, 1998.

The Corporation, through its subsidiary, the Bank, operates in one industry segment, the commercial banking industry.

                                     General

The Bank conducts a general banking business embracing the usual functions of commercial, retail, and savings banking, including time, savings, money market and demand deposits; commercial, industrial, agricultural, real estate, consumer installment and credit card lending; safe deposit box rental; automatic teller machines; trust department services; and other services tailored for individual customers. The Bank makes and services secured and unsecured loans to individuals, firms and corporations. The Bank makes direct loans to individuals and purchases installment obligations from retailers, both with and without recourse. The Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Additionally, investment products bearing no FDIC insurance are offered through the Bank's Specialized Investment Division.

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

The Federal Reserve Board possesses cease and desist powers over bank holding companies and their non-bank subsidiaries for activities that are deemed by the Board of Governors to constitute a serious risk to the financial safety, soundness or stability of a bank holding company, that are inconsistent with sound banking principles, or that are in violation of law. Further, under
Section 106 of the 1970 Amendments to the Board's regulations, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

The Bank, as an Ohio chartered bank, is supervised by the State of Ohio Division of Financial Institutions. The Bank is also a member of the Federal Reserve System and subject to its supervision. As such, the Bank is subject to periodic examinations by both the Ohio Division of Financial Institutions and the Federal Reserve Board. These examinations are designed primarily for the protection of the Bank's depositors and not for its shareholders. The Bank must file prescribed periodic reports with the Ohio Division of Financial Institutions containing a full and accurate statement of its affairs.

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

                                   Competition

The Corporation's wholly-owned subsidiary, the Bank, has active competition in all areas in which it engages. The Bank competes for commercial and individual deposits and/or loans with other commercial banks in Huron, Sandusky, and Seneca counties in Northwestern Ohio, as well as with savings and loan associations in the trade area, credit unions, brokerage firms, mutual funds, and financial units of non-local bank holding companies. The Bank focuses on personalized service, convenience of facilities, pricing of products, community stature, and its local ownership and control in meeting its competition.

                                    Employees

The Corporation has no employees and conducts its business through its wholly-owned subsidiary, the Bank.

As of December 31, 1998, the Bank employed 175 full-time employees and 31 part-time employees to whom it provides a variety of benefits and with whom it believes relationships are excellent.

The following pages present various statistical disclosures required for bank holding companies. The information represents only domestic information since the Corporation has no foreign operations or foreign loans.

          Distribution of Assets, Liabilities and Stockholders' Equity;
                    Interest Rates and Interest Differential


The following table sets forth, for the years ended December 31, 1998, 1997 and 1996, the distribution of assets, liabilities and stockholders' equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:


                                                          1998                        1997                       1996
                                               ------------------------    --------------------------   --------------------------
                                               Average            Yield    Average              Yield   Average             Yield
                                               balance  Interest  /rate    balance    Interest  /rate   balance  Interest   /rate
                Assets
                                                                              (dollars in thousands)
Interest-earning assets:
    Loans receivable(1)(2)                    $232,977    20,639   8.86%  $227,900      20,440    8.97% $187,126   16,700    8.92%
    Taxable investment securities               56,618     3,439   6.07%    58,576       3,735    6.38%   61,315    3,843    6.27%
    Non-taxable investment securities           14,000       616   4.40%    14,187         636    4.48%   12,743      576    4.52%
    Federal funds sold                           8,545       457   5.35%     4,417         245    5.55%    3,148      166    5.27%
                                              --------   -------          --------     -------          --------   ------
        Total interest-earning assets          312,140    25,151   8.06%   305,080      25,056    8.21%  264,332   21,285    8.05%
                                              --------   -------          --------     -------          --------   ------
Non-interest-earning assets:
    Cash and due from banks                      9,050                       9,083                         8,140
    Bank premises and equipment, net             8,073                       7,951                         5,762
    Other assets                                11,744                      12,287                         7,322
    Less allowance for loan losses              (3,514)                     (3,522)                       (2,889)
                                              --------                    --------                      --------
Total                                         $337,493    25,151          $330,879      25,056          $282,667   21,285
                                              ========   =======          ========     =======          ========   ======
      Liabilities and Stockholders' Equity

Interest-bearing liabilities:
    Savings, NOW and Money Market deposits    $110,491     2,771   2.51%  $109,158       2,584    2.37%  $91,385    2,161    2.36%
    Time deposits                              151,644     8,222   5.42%   150,976       8,169    5.41%  125,026    6,736    5.39%
    Federal funds purchased and securities
        sold under repurchase agreements         5,418       241   4.45%     3,515         136    3.88%    2,206       92    4.17%
    Borrowed funds                               2,614       186   7.12%     4,386         339    7.73%    4,129      315    7.63%
                                              --------   -------          --------     -------          --------   ------
        Total interest-bearing liabilities     270,167    11,420   4.23%   268,035      11,228    4.19%  222,746    9,304    4.18%
                                              --------   -------          --------     -------          --------   ------
Non-interest-bearing liabilities:
    Demand deposits                             32,090                      29,745                        28,890
    Other liabilities                            2,564                       2,579                         2,202
                                              --------                    --------                      --------
                                                34,654                      32,324                        31,092
                                              --------                    --------                      --------
Stockholders' equity                            32,672                      30,520                        28,829
                                              --------                    --------                      --------
Total                                         $337,493    11,420          $330,879      11,228          $282,667    9,304
                                              ========   =======          ========     =======          ========  =======
Net interest income                                      $13,731                       $13,828                    $11,981
                                                         =======                       =======                    =======
Net yield on interest-earning assets                               4.40%                          4.53%                      4.53%
                                                                   ====                           ====                       ====



(1) Included in loan interest income are loan fees of $446,556 in 1998, $422,894 in 1997, and $335,960 in 1996.

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

                 Changes in Interest Income and Interest Expense
              Resulting from Changes in Volume and Changes in Rate


The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

                                                     1998 compared to 1997                1997 compared to 1996
                                                      Increase (decrease)                  Increase (decrease)
                                                     due to volume/rate (1)               due to volume/rate (1)
                                                     ----------------------               -----------------------
                                                     Volume    Rate     Net               Volume    Rate    Net

                                                                          (dollars in thousands)
Interest income:
    Loans receivable                           $   450         (251)         199      $ 3,657           83        3,740
    Taxable investment securities                 (122)        (174)        (296)        (177)          69         (108)
    Non-taxable investment securities               (8)         (12)         (20)          65           (5)          60
    Federal funds sold                             221           (9)         212           70            9           79
                                               -------         ----          ---      -------          ---        -----
        Total interest-earning assets              541         (446)          95        3,615          156        3,771
                                               -------         ----          ---      -------          ---        -----
Interest expense:
    Savings, NOW and Money Market deposits          32          155          187          421            2          423
    Time deposits                                   36           17           53        1,404           29        1,433
    Federal funds purchased and securities
        sold under repurchase agreements            82           23          105           50           (6)          44
    Borrowed funds                                (128)         (25)        (153)          20            4           24
                                               -------         ----          ---      -------          ---        -----
        Total interest-bearing liabilities          22          170          192        1,895           29        1,924
                                               -------         ----          ---      -------          ---        -----
Net interest income                            $   519         (616)         (97)     $ 1,720          127        1,847
                                               =======         ====          ===      =======          ===        =====

(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.

                              Investment Portfolio


The following table sets forth the carrying amount of investment securities at December 31, 1998, 1997 and 1996:

                                                                  December 31,
                                                         --------------------------------
                                                          1998        1997        1996

                                                           (dollars in thousands)
U.S. Treasury securities and obligations of U.S.
    Government agencies and corporations                 $58,857      54,713      57,235
Obligations of states and political subdivisions(1)       15,141      12,307      15,696
Other securities                                           2,237       2,644       3,550
                                                         -------     -------     -------
                                                         $76,235      69,664      76,481
                                                         =======     =======     =======

(1) There are no investment securities of an "issuer" where the aggregate carrying value of such securities exceeded ten percent of stockholders' equity.

(2) All amounts are presented on the basis of Statement of Financial Accounting Standards No. 115.



The following table sets forth the maturities of investment securities at December 31, 1998 and the weighted average yields of such securities:



                                                                                   Maturing
                                                        ---------------------------------------------------------------------
                                                                            After one         After five
                                                            Within          but within        but within          After
                                                           one year         five years         ten years         ten years
                                                        --------------     -------------     -------------     -------------
                                                         Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield
                                                                               (dollars in thousands)
U.S. Treasury securities and obligations of U.S.
    Government agencies and corporations                $17,099   5.95%    $39,367  5.44%    $ 1,803  6.81%    $   588  7.21%
Obligations of states and political subdivisions(1)       2,633   6.42%     10,445  6.43%      1,312  6.90%        751  7.05%
Other securities(2)                                         100   5.71%          -     -           -     -           -     -
                                                        -------   ----     -------  ----     -------  ----     -------  ----
                                                        $19,832   6.01%    $49,812  5.65%    $ 3,115  6.85%    $ 1,339  7.12%
                                                        =======   ====     =======  ====     =======  ====     =======  ====


(1) Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

(2) Excludes equity investments of $2,137,000 which have no stated maturity.

                                 Loan Portfolio

                                 Types of Loans


The amounts of gross loans outstanding at December 31, 1998, 1997, 1996, 1995 and 1994 are shown in the following table according to types of loans:

                                                                  December 31,
                                               -----------------------------------------------------
                                                 1998       1997       1996       1995       1994
                                                               (dollars in thousands)

Commercial, financial and agricultural         $ 32,161     32,739     33,574     24,830     24,545
Real estate - mortgage                          155,431    156,717    156,846    105,484     99,612
Real estate - construction                          903      3,478      1,239      2,585        796
Consumer                                         48,327     43,609     36,440     25,150     27,960
Credit card and other                             2,537      2,533      2,548      1,921      1,948
                                               --------    -------    -------    -------    -------
                                               $239,359    239,076    230,647    159,970    154,861
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

Real estate - construction loans are made to finance land development prior to erecting new structures and the construction of new buildings or additions to existing buildings. Real estate - construction loans pose more risk than real estate-mortgage loans, but generally afford adequate security upon completion of the construction project.

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

There are no foreign loans and lease financing receivables, included in commercial, financial and agricultural, were $128,000 in 1998, $511,000 in 1997, and $515,000 in 1996 (none in years prior to 1996).

                                 Loan Portfolio

       Maturities and Sensitivities of Loans to Changes in Interest Rates


The following table shows the amount of commercial, financial and agricultural loans outstanding as of December 31, 1998 which, based on the contract terms for repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.


                                                              Maturing
                                            -------------------------------------------
                                                        After one
                                             Within     but within     After
                                            one year   five years    five years   Total
                                            --------   ----------    ----------   -----

                                                       (dollars in thousands)

Commercial, financial and agricultural       $5,680      10,579       15,902       32,161
                                             ======      ======       ======       ======


                                                                Interest
                                                               Sensitivity
                                                          -------------------
                                                          Fixed      Variable
                                                          rate         rate

                                                         (dollars in thousands)

Due after one but within five years                      $ 4,405        6,174
Due after five years                                       1,693       14,209
                                                         -------       ------
                                                         $ 6,098       20,383
                                                         =======       ======

The above maturity information is based on the contract terms at December 31, 1998 and does not include any possible "rollover" at maturity date. In the normal course of business, the Bank considers and acts upon the borrower's request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower's credit history, the collateral securing the loan, and the purpose for such request.

                                 Loan Portfolio

                                  Risk Elements


The following table presents information concerning the amount of loans at December 31, 1998, 1997, 1996, 1995, and 1994 which contain certain risk elements:

                                                                                   December 31,
                                                               ---------------------------------------------------
                                                                  1998      1997       1996       1995       1994

                                                                              (dollars in thousands)

Loans accounted for on a nonaccrual basis(1)                    $  315        212        649        845        604

Loans contractually past due 90 days or more
    as to principal or interest payments(2)                      1,086        582        764        477        845

Loans whose terms have been renegotiated
    to provide a reduction or deferral of
    interest or principal because of a deterioration in the
    financial position of the borrower(1)(3)                         -          -        471          -          -
                                                                ======        ===        ===        ===        ===

(1) Loans are placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is unlikely. Interest is then recognized on a cash basis where future collections of principal are probable. The amount of interest income that would have been recorded had all nonaccrual and renegotiated (of the type specified above) loans been current in accordance with their terms approximated $48,000 in 1998, $100,000 in 1997, $167,000 in 1996, $89,000 in 1995, and $77,000 in 1994.
     Actual interest included in income on these loans amounted to approximately $25,000 in 1998, $84,000 in 1997, $130,000 in 1996, $27,000 in 1995, and
     $16,000 in 1994.

(2)  Excludes loans accounted for on a nonaccrual basis.

(3) Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.

In addition to the loan amounts identified above, there were approximately $1,275,000 of potential problem loans at December 31, 1998, none of which relate to any concentrated risk elements common to all the loans. While these loans are all currently performing, management has some doubt about the ability of the borrowers to continue to comply with all of their present loan repayment terms.

As of December 31, 1998 there was no concentration of loans that exceeded 10% of total loans.

                         Summary of Loan Loss Experience

                    Analysis of the Allowance for Loan Losses


The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for possible loan losses for such years:

                                                                            Year ended December 31,
                                                             ---------------------------------------------------------------------
                                                               1998             1997           1996           1995          1994

                                                                             (dollars in thousands)

 Daily average amount of loans                               $ 232,977        227,900        187,126        155,253        148,544
                                                             =========        =======        =======        =======        =======

 Allowance for loan losses at beginning of year              $   3,518          3,368          2,614          2,357          2,238
 Acquisition of Union Bancshares Corp.                               -              -            711              -              -
                                                             ---------        -------        -------        -------        -------
                                                                 3,518          3,368          3,325          2,357          2,238
                                                             ---------        -------        -------        -------        -------
 Loan charge-offs:
     Commercial, financial and agricultural                         (6)             -            (97)            (2)             -
     Real estate - mortgage                                        (58)          (111)             -            (25)          (117)
     Real estate - construction                                      -              -           (198)             -              -
     Consumer                                                     (389)          (159)          (116)           (99)          (148)
     Credit card and other                                         (22)           (17)           (17)           (12)            (7)
                                                             ---------        -------        -------        -------        -------
                                                                  (475)          (287)          (428)          (138)          (272)
                                                             ---------        -------        -------        -------        -------
 Recoveries of loans previously charged-off:
     Commercial, financial and agricultural                         15             16             80            154              7
     Real estate - mortgage                                         15            193              -             88             11
     Real estate - construction                                      -              1            187              -              -
     Consumer                                                      101             45             40             32             41
     Credit card and other                                           4              2              4              1              2
                                                             ---------        -------        -------        -------        -------
                                                                   135            257            311            275             61
                                                             ---------        -------        -------        -------        -------
 Net recoveries (charge-offs)(2)                                  (340)           (30)          (117)           137           (211)
                                                             ---------        -------        -------        -------        -------
 Additions to allowance charged to expense(1)                      240            180            160            120            330
                                                             ---------        -------        -------        -------        -------
 Allowance for loan losses at end of year                    $   3,418          3,518          3,368          2,614          2,357
                                                             =========        =======        =======        =======        =======

 Allowance for loan losses as a percent of year-end loans         1.43%          1.47%          1.46%          1.63%          1.52%
                                                                  ====           ====           ====           ====           ====
 Ratio of net charge-offs (recoveries) during the year to
     average loans outstanding                                     .15%           .01%           .06%          (.09)%          .14%
                                                                   ===            ===            ===           ====            ===


(1) The determination of the balance of the allowance for loan losses is based upon an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for possible loan losses. Such analysis is based on the character of the loan portfolio, current economic conditions, past loan loss experience, and such other factors as management believes require current recognition in estimating possible loan losses.

(2) The amount of charge-offs and recoveries fluctuates from year to year due to factors relating to the condition of the general economy and specific business segments. The 1994 charge-offs included one real estate-mortgage loan write-down of $116,946. The 1995 recoveries included one real estate-mortgage loan recovery of $63,465 and one commercial loan recovery of $122,700. The 1996 charge-offs included one real estate-construction loan write-off of $197,452 and the recoveries included a $186,769 recovery on the same loan. The 1997 real estate-mortgage recoveries included a $191,782 recovery. The 1998 charge-offs included one real estate-mortgage loan write-off of $57,836.

                         Summary of Loan Loss Experience

                     Allocation of Allowance for Loan Losses


The following table allocates the allowance for loan losses for the periods indicated to each loan category. The allowance has been allocated to the categories of loans noted according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred based on specific credit analyses and the proration of the unallocated allowance to the loan categories based on actual loss experience:

                                                     December 31, 1998                 December 31, 1997
                                                  ----------------------            ------------------------
                                                              Percentage                        Percentage
                                                              of loans to                       of loans to
                                                  Allowance   total loans           Allowance   total loans

                                                  (dollars in thousands)             (dollars in thousands)

Commercial, financial and agricultural             $  585         13.4%              $  635         13.7%
Real estate - mortgage                              1,415         64.9%               1,517         65.5%
Real estate - construction                            -             .4%                 -            1.5%
Consumer                                            1,322         20.2%               1,264         18.2%
Credit card and other                                  96          1.1%                 102          1.1%
                                                   ------        ------              ------        ------
                                                   $3,418        100.0%              $3,518        100.0%
                                                   ======        =====               ======        =====

                                                      December 31, 1996                December 31, 1995
                                                  ----------------------            ------------------------
                                                              Percentage                         Percentage
                                                              of loans to                        of loans to
                                                   Allowance  total loans           Allowance    total loans

                                                   (dollars in thousands)            (dollars in thousands)

Commercial, financial and agricultural             $  647         14.6%              $1,161         15.5%
Real estate - mortgage                              1,216         68.0%                 682         66.0%
Real estate - construction                            -             .5%                 -            1.6%
Consumer                                            1,350         15.8%                 682         15.7%
Credit card and other                                 155          1.1%                  89          1.2%
                                                   ------        -----               ------        -----
                                                   $3,368        100.0%              $2,614        100.0%
                                                   ======        =====               ======        =====


                                                                   December 31, 1994
                                                               -------------------------
                                                                             Percentage
                                                                             of loans to
                                                               Allowance     total loans

                                                                (dollars in thousands)

Commercial, financial and agricultural                           $  933         15.8%
Real estate - mortgage                                              889         64.3%
Real estate - construction                                            -           .5%
Consumer                                                            482         18.1%
Credit card and other                                                53          1.3%
                                                                 ------        -----
                                                                 $2,357        100.0%
                                                                 ======        =====

                                    Deposits


The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years 1998, 1997 and 1996 in the following table :

                                                            1998                   1997                    1996
                                                      ------------------    -------------------     -------------------
                                                     Average    Average      Average    Average      Average    Average
                                                      balance  rate paid     balance   rate paid     balance   rate paid

                                                                       (dollars in thousands)

Non-interest bearing demand deposits                 $ 32,090         -%     $ 29,745         -%     $ 28,890         -%
Interest-bearing demand deposits                       37,186      1.97%       35,034      2.02%       25,186      2.07%
Savings, including Money Market deposits               73,305      2.77%       74,124      2.53%       66,199      2.48%
Time deposits                                         151,644      5.42%      150,976      5.41%      125,026      5.39%
                                                     --------                --------                --------
                                                     $294,225                $289,879                $245,301
                                                     ========                ========                ========

Maturities of time deposits of $100,000 or more outstanding at December 31, 1998 are summarized as follows (dollars in thousands):

3 months or less                                      $ 6,256
Over 3 through 6 months                                 6,278
Over 6 through 12 months                                6,967
Over 12 months                                          4,986
                                                      -------
                                                      $24,487
                                                      =======




                          Return on Equity and Assets


The ratio of net income to daily average total assets and average stockholders' equity, and certain other ratios, for the periods noted are as follows:

                                                        Year ended December 31,
                                                        ----------------------
                                                        1998     1997     1996
Percentage of net income to:
    Average total assets                                  .94%     .94%    1.08%
    Average stockholders' equity                         9.67%   10.18%   10.60%

Percentage of cash dividends declared per common
    share to net income per common share                36.14%   36.76%   37.38%

Percentage of average stockholders' equity to
    average total assets                                 9.68%    9.22%   10.20%

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


           ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                     PART II

 ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

The number of holders of record of the Corporation's common stock at December 31, 1998 is 736.

Information relating to dividend restrictions is contained on pages 31 and 32 in Financial Statement Footnote No. 13 captioned "Regulatory Matters" of the 1998 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

Other information required by this Item is contained on page 4 under the caption "Market Price and Dividends on Common Stock" of the 1998 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.


                         ITEM 6. Selected Financial Data

Information required by this Item is contained on page 5 under the caption "Five Year Summary of Selected Financial Data" of the 1998 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

                  ITEM 7. Management's Discussion and Analysis

Information required by this Item is contained on pages 6 through 14 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1998 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.


       ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is contained on pages 12 and 13 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk " of the 1998 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

               ITEM 8. Financial Statements and Supplementary Data

The following information required by this Item is contained on pages 15 through 35 in the 1998 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference:

 Independent Auditor's Report

 Consolidated Balance Sheets - December 31, 1998 and 1997

 Consolidated Statements of Operations - Years ended December 31, 1998, 1997 and 1996

 Consolidated Statements of Stockholders' Equity - Years ended December 31,
      1998, 1997 and 1996

 Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and
      1996

 Summary of Significant Accounting Policies

 Notes to Consolidated Financial Statements

                                     PART II

           ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants during the years ended December 31, 1998 or 1997.

                                    PART III

           ITEM 10. Directors and Executive Officers of the Registrant

Information concerning Directors and Executive Officers of the Corporation is contained on pages 2 and 3 under the caption "Election of Directors", and on pages 4 and 5 under the caption "Executive Officers" in the Corporation's Definitive Proxy Statement dated March 26, 1999, for the Annual Meeting of Shareholders to be held on May 11, 1999, and is incorporated herein by reference. Information concerning the failure of a director of the Corporation to comply with share beneficial ownership reporting requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained on page 7 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Definitive Proxy Statement dated March 26, 1999, for the Annual Meeting of Shareholders to be held on May 11, 1999, and is incorporated herein by reference.

                         ITEM 11. Executive Compensation

Information concerning compensation of directors and executive compensation is contained on page 4 under the caption "Election of Directors", on pages 5 and 6 under the captions "Executive Compensation" and "Compensation Committee Report", and on page 6 under the caption "Performance Graph" in the Corporation's Definitive Proxy Statement dated March 26, 1999, for the Annual Meeting of Shareholders to be held on May 11, 1999, and is incorporated herein by reference.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is contained on pages 1, 2, and 3 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the Corporation's Definitive Proxy Statement dated March 26, 1999, for the Annual Meeting of Shareholders to be held on May 11, 1999, and is incorporated herein by reference.

             ITEM 13. Certain Relationships and Related Transactions

Information concerning related party transactions is contained on page 7 under the caption "Indebtedness Of and Transactions with Officers and Directors" in the Corporation's Definitive Proxy Statement dated March 26, 1999, for the Annual Meeting of Shareholders to be held on May 11, 1999, and is incorporated herein by reference.

                                     PART IV

                      ITEM 14. (a) Exhibits and Financial Statement Schedules

 The following financial statements are filed as a part of this report and are contained on pages 15 through 35 of Exhibit 13 (the 1998 Annual Report to Shareholders of Croghan Bancshares, Inc.):

    Independent Auditor's Report
    Consolidated Balance Sheets - December 31, 1998 and 1997
    Consolidated Statements of Operations - Years ended December 31, 1998,
        1997 and 1996
    Consolidated Statements of Stockholders' Equity - Years ended December 31,
        1998, 1997 and 1996
    Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996
    Summary of Significant Accounting Policies
    Notes to Consolidated Financial Statements

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
                       Registrant's Code of Regulations

        13       Annual Report to Shareholders - 1998              Included with
                                                                     this filing

        21       Subsidiaries of the Registrant                    Included with
                                                                     this filing

        23       Consent of Independent Auditor                    Included with
                                                                     this filing

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

                        ITEM 14. (b) Reports on Form 8-K

None were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CROGHAN BANCSHARES, INC.

Date:   March 9, 1999                    /s/   Thomas F. Hite
        -------------                    -------------------------
                                         Thomas F. Hite, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:


/s/   Allan E. Mehlow                  /s/   Robert H. Moyer
---------------------------------      ---------------------------------
Allan E. Mehlow, Treasurer/            Robert H. Moyer, Director
 Principal Financial Officer


/s/   Janet E. Burkett                 /s/   Albert C. Nichols
---------------------------------      ---------------------------------
Janet E. Burkett, Director             Albert C. Nichols, Director


/s/   Thomas F. Hite                   /s/   K. Brian Pugh
----------------------------------     ---------------------------------
Thomas F. Hite, Director/President     K. Brian Pugh, Director



---------------------------------      ---------------------------------
John P. Keller, Director               Clemens J. Szymanowski, Director


/s/   Stephen A. Kemper                /s/   J. Terrence Wolfe
---------------------------------      ---------------------------------
Stephen A. Kemper, Director            J. Terrence Wolfe, Director


/s/   Daniel W. Lease
---------------------------------      ---------------------------------
Daniel W. Lease, Director              Claude E. Young, Director


Date:   March 9, 1999                  /s/   Gary L. Zimmerman
---------------------------------      ---------------------------------
                                       Gary L. Zimmerman, Director