Form 10-Q
period 1999-03-31
CROGHAN BANCSHARES INC
filed 1999-04-28
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended March 31, 1999



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]






     1,904,091 Common shares were outstanding as of March 31, 1999.



This document contains 12 pages.

                            CROGHAN BANCSHARES, INC.

                                     Index
PART I.                                                               Page(s)

Item 1.  Financial Statements                                         3 -  6
Item 2.  Management's Discussion and Analysis                         7 - 10
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk - There have been no material changes from the
           information provided in the December 31, 1998 Form 10-K

PART II.

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Security Holders - None
Item 5.  Other Information - None
Item 6.  Exhibits and Reports on Form 8-K:
           (a)  Exhibit 27 - Financial data schedule                    12
           (b)  None

Signatures                                                              11

                            CROGHAN BANCSHARES, INC.
                    Consolidated Balance Sheets (Unaudited)

                                                                                          March 31       December 31
               ASSETS                                                                       1999            1998
                                                                                   (Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
   Cash and due from banks                                                                $  9,914        $ 10,334
   Interest-bearing deposits in other banks                                                      -               -
   Federal funds sold                                                                        2,900           8,300
                                                                                          --------        --------
          Total cash and cash equivalents                                                   12,814          18,634
                                                                                          --------        --------
INVESTMENT SECURITIES
   Available-for-sale, at market value                                                      36,159          30,493
   Held-to-maturity, at amortized cost, market value of $44,631 in 1999
     and $45,935 in 1998                                                                    44,582          45,742
                                                                                          --------        --------
          Total investment securities                                                       80,741          76,235
                                                                                          --------        --------
LOANS RECEIVABLE                                                                           231,762         239,359
   Less:  Allowance for loan losses                                                          3,386           3,418
                                                                                          --------        --------
          Net Loans receivable                                                             228,376         235,941
                                                                                          --------        --------
PREMISES AND EQUIPMENT, NET                                                                  7,703           7,821
ACCRUED INTEREST RECEIVABLE                                                                  2,654           2,752
OTHER REAL ESTATE OWNED                                                                          -               -
GOODWILL                                                                                     7,868           8,027
OTHER ASSETS                                                                                   802             734
                                                                                          --------        --------
TOTAL ASSETS                                                                              $340,958        $350,144
                                                                                          ========        ========
       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits:
     Demand, non-interest bearing                                                         $ 34,448        $ 34,518
     Savings, NOW and Money Market deposits                                                115,567         116,887
     Time                                                                                  147,053         150,051
                                                                                          --------        --------
          Total deposits                                                                   297,068         301,456

   Federal funds purchased and securities sold under repurchase agreements                   4,010           9,140
   Borrowed funds                                                                            3,000           3,335
   Dividends payable                                                                           324             285
   Other liabilities                                                                         2,562           2,223
                                                                                          --------        --------
          Total liabilities                                                                306,964         316,439
                                                                                          --------        --------
STOCKHOLDERS' EQUITY
   Common stock, $12.50 par value.  Authorized 3,000,000 shares; issued and
     outstanding 1,904,091 shares in 1999 and 1,903,754 in 1998                             23,801          23,797
   Surplus                                                                                       8               3
   Retained earnings                                                                        10,103           9,731
   Net unrealized holding gain (loss) on investment securities available-for-sale,
     net of related income taxes                                                                82             174
                                                                                          --------        --------
          Total stockholders' equity                                                        33,994          33,705
                                                                                          --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $340,958        $350,144
                                                                                          ========        ========

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                               Three months ended
                                                                                                     March 31
                                                                                                1999          1998
                                                                                              (Dollars in thousands,
                                                                                              except per share data)
INTEREST INCOME
   Interest and fees on loans receivable                                                       $4,937        $5,139
   Interest and dividends on investment securities:
     U.S. Treasury securities                                                                     387           427
     Obligations of U.S. Government agencies and corporations                                     443           376
     Obligations of states and political subdivisions                                             171           142
     Other securities                                                                              41            43
     Interest on federal funds sold                                                                69            76
                                                                                               ------        ------
          Total interest income                                                                 6,048         6,203
                                                                                               ------        ------
INTEREST EXPENSE
   Interest on deposits                                                                         2,589         2,749
   Interest on other borrowings                                                                   103           110
                                                                                               ------        ------
          Total interest expense                                                                2,692         2,859
                                                                                               ------        ------
          Net interest income                                                                   3,356         3,344

PROVISION FOR LOAN LOSSES                                                                          60            60
                                                                                               ------        ------
          Net interest income after provision for loan losses                                   3,296         3,284
                                                                                               ------        ------
NON-INTEREST INCOME
   Trust income                                                                                   108            87
   Service charges on deposit accounts                                                            183           168
   Gain (loss) on sale of investment securities                                                     -             -
   Gain (loss) on sale of loans                                                                     1            12
   Other operating income                                                                         127           154
                                                                                               ------        ------
          Total non-interest income                                                               419           421
                                                                                               ------        ------
NON-INTEREST EXPENSES
   Salaries, wages and employee benefits                                                        1,468         1,402
   Net occupancy expense of premises                                                              163           160
   Amortization of goodwill                                                                       160           160
   Other operating expenses                                                                       863           872
                                                                                               ------        ------
          Total non-interest expenses                                                           2,654         2,594
                                                                                               ------        ------
          Income before federal income taxes                                                    1,061         1,111

FEDERAL INCOME TAXES                                                                              365           384
                                                                                               ------        ------
NET INCOME                                                                                     $  696        $  727
                                                                                               ======        ======

   Net income per share, based on 1,903,878 shares in 1999 and 1,903,578 shares in 1998        $  .37        $  .38
                                                                                               ======        ======
   Dividends declared, based on 1,904,091 shares in 1999 and 1,903,578 shares in 1998          $  .17        $  .15
                                                                                               ======        ======

COMPREHENSIVE INCOME                                                                           $  603        $  717
                                                                                               ======        ======

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                                             Three months ended
                                                                                                                  March 31
                                                                                                            1999             1998
                                                                                                            (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                            $    696         $    727
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                          316              295
       Provision for loan losses                                                                               60               60
       Deferred federal income taxes                                                                           50              (45)
       FHLB stock dividend                                                                                    (24)             (23)
       Net amortization of investment security premiums and discounts                                          20                8
       Loss (gain) on sale of investment securities                                                             -                -
       Loss (gain) on sale of loans                                                                            (1)             (12)
       Loss (gain) on disposal of equipment                                                                     1                3
       Decrease (increase) in accrued interest receivable                                                      98              119
       Decrease (increase) in other assets                                                                    (68)            (190)
       Increase (decrease) in other liabilities                                                               337              309
                                                                                                         --------         --------
          Net cash provided by operating activities                                                         1,485            1,251
                                                                                                         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investment securities:
       Available-for-sale                                                                                 (10,785)          (4,998)
       Held-to-maturity                                                                                    (6,096)          (5,361)
   Proceeds from maturities of investment securities                                                       12,237           10,515
   Proceeds from sales of available-for-sale investment securities                                              -                -
   Proceeds from sale of loans receivable                                                                     112              300
   Net decrease (increase) in loans receivable                                                              7,394            5,869
   Capital expenditures                                                                                       (75)            (170)
   Proceeds from sale of equipment                                                                              -                -
                                                                                                         --------         --------
          Net cash provided by (used in) investing activities                                               2,787            6,155
                                                                                                         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                                     (4,351)           5,031
   Increase (decrease) in federal funds purchased and securities sold under repurchase agreements          (5,130)          (2,787)
   Repayments of borrowed funds                                                                              (335)            (725)
   Proceeds from issuance of common stock                                                                      10                -
   Cash dividends paid                                                                                       (286)            (286)
                                                                                                         --------         --------
          Net cash provided by (used in) financing activities                                             (10,092)           1,233
                                                                                                         --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       (5,820)           8,639

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                           18,634            9,735
                                                                                                         --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                               $ 12,814         $ 18,374
                                                                                                         ========         ========

SUPPLEMENTAL DISCLOSURES
   Cash paid during the year for:
       Interest                                                                                          $  2,813         $  2,836
                                                                                                         ========         ========
       Federal income taxes                                                                              $      -         $      -
                                                                                                         ========         ========
   Transfer of loans to other real estate                                                                $      -         $      -
                                                                                                         ========         ========

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   Note to Consolidated Financial Statements
                                 March 31, 1999
                                  (Unaudited)


(1)  Consolidated Financial Statements

     The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

                            CROGHAN BANCSHARES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information presented may contain forward-looking statements regarding future financial performance which are not historical facts and involve various risks and uncertainties. Actual results and performance could materially differ from those contemplated in such forward-looking statements.

PERFORMANCE SUMMARY

Assets at March 31, 1999 totalled $340,958,000 compared to $350,144,000 at 1998 year end. Total deposits decreased to $297,068,000 from $301,456,000 at year end and total loans decreased to $231,762,000 from $239,359,000 at year end.

Net income for the quarter ended March 31, 1999 was $696,000 or $.37 per common share compared to $727,000 or $.38 per common share for the same period in 1998. Operating results for the quarter ended March 31, 1999 were negatively impacted due to a drop in fees generated from the Specialized Investments Divison. The decrease in fees was a result of turnover in the department with quarterly income decreasing to $11,000 for three months ended March 31, 1999, compared to $54,000 during the same period in 1998.

DEPOSITS, LOANS, INVESTMENT SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at March 31, 1999 decreased $4,388,000 or 1.5 percent from 1998 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $1,390,000 while the time deposit category decreased $2,998,000. Total loans decreased $7,597,000 or 3.2 percent from 1998 year end. Total investment securities increased $4,506,000 from 1998 year end.

Stockholders' equity at March 31, 1999 increased to $33,994,000 or $17.85 book value per common share compared to $33,705,000 or $17.70 book value per common share at December 31, 1998. The balance in stockholders' equity at March 31, 1999 included a net unrealized holding gain on securities classified as available-for-sale of $82,000 (net of deferred income taxes totalling $42,000). At December 31, 1998, stockholders' equity included a net unrealized holding gain on securities classified as available-for-sale of $174,000 (net of deferred income taxes totalling $90,000). Consistent with the Corporation's quarterly dividend policy, a dividend of $.17 per share was declared on March 9, 1999 to be distributed on April 30, 1999.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, increased $12,000 for the quarter ended March 31, 1999 compared to the same period in 1998. The net interest yield (net interest income divided by average earning assets) was 4.23 percent for the quarter ended March 31, 1999 compared to 4.35 percent for the quarter ended March 31, 1998.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

                                                 Three Months Ended    Twelve Months Ended
                                                       March 31,         December 31,
                                                         1999                1998
                                                           (Dollars in thousands)
Provision for loan losses charged
  to expense                                           $   60               $  240

Net loan charge-offs                                       92                  340
Net loan charge-offs as a percent of
  average outstanding net loans                           .04%                 .15%
Nonaccrual loans                                       $  565               $  315
Loans past due 90 days or more                          1,552                1,086
Potential problem loans, other than those
  past due 90 days or more, nonaccrual,
  or restructured                                       1,624                1,275
Allowance for loan losses                               3,386                3,418
Allowance for loan losses as a
  percent of period-end loans                            1.46%                1.43%

The first quarter 1999 provision for loan losses appearing in the Consolidated Statements of Operations and Comprehensive Income totalled $60,000. This provision compares to $60,000 expensed in the first quarter of 1998. Actual net loan charge offs were $92,000 for the first three months of 1999 compared to $27,000 during the same period in 1998.

Nonaccrual loans totalled $565,000 at March 31, 1999 compared to $315,000 at December 31, 1998. Loans past due 90 days or more increased $466,000 and other potential problem loans increased $349,000 from the December 31, 1998 figures. These negative asset quality trends will continue to be monitored throughout 1999 to ensure adequate provisions are calculated and expensed. The Corporation's allowance for possible loan losses as a percentage of outstanding loans improved to 1.46 percent at March 31, 1999 compared to 1.43 percent at December 31, 1998.

It is the Corporation's policy to maintain the allowance for loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is conducted by an outside consulting firm which facilitates the early identification of problem loans and ensures sound credit decisions. Management considers the allowance at March 31, 1999 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME

Total non-interest income decreased $2,000 or 0.5 percent for the quarter ended March 31, 1999. Trust department fee income increased $21,000 between quarterly periods and service charges on deposit accounts increased $15,000 between comparable quarterly periods. Gains on the sale of loans to the Federal Home Loan Mortgage Corporation (Freddie Mac) totalled $1,000 for the first quarter of 1999 compared to $12,000 for the same period in 1998.

Other operating income decreased $27,000 between quarterly periods. Included in other operating income for the first three months of 1999 were $11,000 in fees generated from the Specialized Investments Division which markets products that are not FDIC insured (e.g., mutual funds and annuities). This compares to $54,000 in fees earned during the same period in 1998.

NON-INTEREST EXPENSES

Total non-interest expenses increased $60,000 or 2.3 percent for the quarter ended March 31, 1999 compared to the same period in 1998. Salaries, wages and employee benefits increased $66,000 between quarterly periods and net occupancy expense of bank premises increased $3,000 between quarterly periods.

Goodwill amortization associated with the August 1, 1996 purchase of Union Bancshares Corp. was unchanged for the two comparable quarterly periods while other operating expenses decreased $9,000 or 1.0 percent between quarterly periods.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense decreased $19,000 or 4.9 percent between quarterly periods due primarily to lower income before federal income taxes. The Corporation's effective tax rate for the quarter ended March 31, 1999 decreased to 34.4 percent compared to 34.6 percent for the quarter ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

An average federal funds sold position of $5,584,000 was maintained for the quarterly period ended March 31, 1999. Short-term borrowings of federal funds purchased and repurchase agreements averaged $5,341,000 for the quarterly period.

Borrowings from the Federal Home Loan Bank totalled $3,000,000 at March 31, 1999. Of that amount, $1,000,000 is due in April 1999 and $2,000,000 is due in October 2005. The remaining borrowings from NBD Bank advanced to fund the 1996 purchase of Union Bancshares Corp. were re-paid during the first quarter of 1999.

Capital expenditures for bank premises and equipment totalled $75,000 for the quarter ended March 31, 1999. This compares to $170,000 for same period in 1998. Projected 1999 capital expenditures total $290,000.

YEAR 2000 PREPAREDNESS

     There is considerable concern over the ability of many computer software programs to function when the year 2000 arrives. This concern arises because many existing programs use only the last two digits to refer to the year. As such, programs do not recognize the difference between a year that begins with "20" instead of the current "19".

     Computer operations are a crucial part of The Croghan Colonial Bank's (Croghan) operating strategy and a comprehensive program has been implemented to verify that all internal software will operate properly. Certified Year 2000 compliant mainframe computer hardware and software was purchased and installed in 1997. To ensure the validity of this certification, multiple testing sessions were conducted during the fourth quarter of 1998. Additional testing occurred during the first quarter of 1999 and sucessfully involved changing the processing dates to December 31, 1999 and January 1, 2000.

     A testing program has also been implemented to verify that all desktop personal computers and network servers will function properly in the year 2000. Year 2000 test software and date changing procedures have been effected on all of the personal computers located throughout the organization. The network servers were tested during the first quarter of 1999 and sucessfully handled the date change.

     Croghan's direct exposure to embedded microchip technology is of little or no consequence. Unlike many manufacturers which use computerized robots, controllers, and assembly lines, Croghan has only to assess its elevators and HVAC systems. All such systems have been evaluated and were determined to be free of embedded microchip technology.

     Croghan also has a vested interest in the computer processing requirements of its vendors and customers. Many primary suppliers have been contacted to ensure their preparedness. A tickler system was instituted to follow up with those vendors that have not replied or possibly indicated some question as to their commitment to readiness. These vendors will be contacted throughout 1999.

     From a customer standpoint, the problem could affect the ability of Croghan's borrowers to service debts if their direct operations, vendors, or customers were impacted. To raise the customers' level of awareness, Croghan sponsored two Year 2000 seminars for local businesses in 1998. Additionally, the Federal Reserve Bank instituted a Year 2000 examination process to which Croghan is subject. As a part of that process, Croghan was required to identify those commercial customers (borrowers and depositors) which exceeded a set threshold and prepare written Year 2000 assessment work sheets. As of March 31, 1999 approximately 215 such assessments have been completed. A tickler system was then instituted to follow up on those customers with a high inclination to Year 2000 risk. The Year 2000 risk assessment for Croghan's borrowers is a factor in determining the provision for loan losses.

     A majority of the cost associated with upgrading Croghan's internal hardware and software was incurred when the mainframe equipment was purchased in 1997. Additional direct expenditures attributable to Year 2000 internal hardware and software approximated $32,000 in 1998 and are estimated at $25,000 for 1999. Costs associated with the vendor and customer compliance portions of the Year 2000 preparedness plan are difficult to quantify, but direct costs of the program were estimated at $25,000 in 1998 and should approximate a similar amount in 1999. The estimated first quarter expenditure totalled $7,500. An even more difficult amount to quantify is the personnel time required to verify system integrity and assure compliance with the policies and procedures mandated by the regulatory agencies. Such expense is estimated to have amounted to over $100,000 since 1997 and will likely approximate $75,000 in 1999.

     Croghan has a well established and tested contingency plan for mainframe and personal computer processing. The plan has been implemented on various occasions during times of electrical and telephone circuit interruption. A worst-case Year 2000 scenario would likely be similar in nature to interruptions that have been experienced in the past. At those times, Croghan has reverted to the manual processing of customer transactions at the teller windows with mainframe processing accomplished at the off-site disaster recovery location (the off-site location was tested in October 1998, January 1999, and March 1999 for Year 2000 preparedness and found to be satisfactory). Croghan has strived to ensure that its contingency plan, vendor, internal processing, and customer segments of the Year 2000 preparedness plan are being executed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CROGHAN BANCSHARES, INC
                                             -------------------------------
                                                       Registrant



Date:      April 15, 1999                       /s/ Thomas Hite
      ------------------------              -------------------------------
                                               Thomas F. Hite, President



Date:      April 15, 1999                      /s/ Allan E. Mehlow
      ------------------------              -------------------------------
                                               Allan E. Mehlow, Treasurer/
                                               Principal Financial Officer