Form 10-Q
period 1999-06-30
CROGHAN BANCSHARES INC
filed 1999-07-29
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                         For Quarter Ended June 30, 1999



                                     0-20159
-------------------------------------------------------------------------------
                            (Commission File Number)


                            CROGHAN BANCSHARES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Ohio                                     31-1073048
-------------------------------------------------------------------------------
             (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)                Identification No.)


                  323 Croghan Street, Fremont, Ohio                   43420
-------------------------------------------------------------------------------
             (Address of principal executive offices)             (Zip Code)


                                 (419)-332-7301
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]






          1,906,770 Common shares were outstanding as of June 30, 1999.



This document contains 12 pages.

                            CROGHAN BANCSHARES, INC.

                                      Index
PART I.                                                               Page(s)

    Item 1.  Financial Statements                                       3 -  6
    Item 2.  Management's Discussion and Analysis                       7 - 10
    Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk - There have been no material changes from the information provided in the December 31, 1998 Form 10-K.

PART II.

    Item 1.  Legal Proceedings - None
    Item 2.  Changes in Securities - None
    Item 3.  Defaults Upon Senior Securities - None
    Item 4.  Submission of Matters to a Vote of Security Holders:
                      (a)  The annual meeting of shareholders of Croghan
                           Bancshares, Inc. was held on May 11, 1999.
                      (b)  Proxies were solicited pursuant to Regulation 14A
                           of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for Directors and all nominees were elected.
                      (c) In addition to the election of directors, a share-holder proposal resolved, the Directors of Croghan Bancshares, Inc. should attempt to maximize share-holder value by contemplating a tax-free merger with a larger bank rather than continuing the present course of management of the bank. The results of the matters presented were as follows:

                             Directors               For     Withheld   Abstain
                             ---------               ---     --------   -------
                           Janet E. Burkett       1,631,423    44,619       0
                           Thomas F. Hite         1,630,923    45,119       0
                           John P. Keller         1,616,965    59,077       0
                           Stephen A. Kemper      1,605,836    70,206       0
                           Daniel W. Lease        1,632,665    43,377       0
                           Robert H. Moyer        1,632,165    43,877       0
                           Albert C. Nichols      1,631,665    44,377       0
                           K. Brian Pugh          1,614,443    61,599       0
                           Clemens J. Szymanowski 1,631,665    44,377       0
                           J. Terrence Wolfe      1,632,665    43,377       0
                           Claude E. Young        1,632,665    43,377       0
                           Gary L. Zimmerman      1,632,665    43,377       0

                                                     For      Against    Abstain
                                                     ---      -------    -------

                           Shareholder Proposal   165,791   1,393,721     64,358

                      (d)  Not applicable.


    Item 5.  Other Information - None
    Item 6.  Exhibits and Reports on Form 8-K:
                      (a)  Exhibit 27 - Financial Data Schedule             12
                      (b)  None

Signatures                                                                  11



                                                      CROGHAN BANCSHARES, INC.
                                               Consolidated Balance Sheets (Unaudited)

                                                                                             June 30            December 31
                                     ASSETS                                                    1999                 1998
                                                                                         (Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
      Cash and due from banks                                                                 $  10,252         $  10,334
      Interest-bearing deposits in other banks                                                     --                --
      Federal funds sold                                                                           --               8,300
                                                                                              ---------         ---------
                             Total cash and cash equivalents                                     10,252            18,634
                                                                                              ---------         ---------
INVESTMENT SECURITIES
      Available-for-sale, at market value                                                        41,771            30,493
      Held-to-maturity, at amortized cost, market value of $41,219 in 1999
             and $45,935 in 1998                                                                 41,615            45,742
                                                                                              ---------         ---------
                             Total investment securities                                         83,386            76,235
                                                                                              ---------         ---------
LOANS RECEIVABLE                                                                                233,067           239,359
      Less:  Allowance for loan losses                                                            3,337             3,418
                                                                                              ---------         ---------
                             Net Loans Receivable                                               229,730           235,941
                                                                                              ---------         ---------
BANK PREMISES AND EQUIPMENT, NET                                                                  7,525             7,821
ACCRUED INTEREST RECEIVABLE                                                                       2,689             2,752
OTHER REAL ESTATE OWNED                                                                               0                 0
GOODWILL                                                                                          7,708             8,027
OTHER ASSETS                                                                                      3,850               734
                                                                                              ---------         ---------
TOTAL ASSETS                                                                                  $ 345,140         $ 350,144
                                                                                              =========         =========
           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits:
           Demand, non-interest bearing                                                       $  32,621         $  34,518
           Savings, NOW and Money Market deposits                                               114,645           116,887
           Time                                                                                 142,603           150,051
                                                                                              ---------         ---------
                             Total deposits                                                     289,869           301,456

      Federal funds purchased and securities sold under repurchase agreements                    11,784             9,140
      Borrowed funds                                                                              7,000             3,335
      Dividends payable                                                                             343               285
      Other liabilities                                                                           1,935             2,223
                                                                                              ---------         ---------
                             Total liabilities                                                  310,931           316,439
                                                                                              ---------         ---------
STOCKHOLDERS' EQUITY
      Common stock, $12.50 par value.  Authorized 3,000,000 shares; issued and
           outstanding 1,906,770 shares in 1999 and 1,903,754 shares in 1998                     23,835            23,797
      Surplus                                                                                        51                 3
      Retained earnings                                                                          10,545             9,731
      Net unrealized holding gain (loss) on securities available-for-sale, net of
           related income taxes                                                                    (222)              174
                                                                                              ---------         ---------
                             Total stockholders' equity                                          34,209            33,705
                                                                                              ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 345,140         $ 350,144
                                                                                              =========         =========




See note to consolidated financial statements.


                                                      CROGHAN BANCSHARES, INC.
                             Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                              Three months ended          Six months ended
                                                                                   June 30                    June 30
                                                                              1999          1998         1999          1998
                                                                           (Dollars in thousands,      (Dollars in thousands,
                                                                           except per share data)      except per share data)
INTEREST INCOME
      Interest and fees on loans receivable                                 $ 4,939      $ 5,192      $ 9,877      $10,331
      Interest and dividends on investment securities:
           U.S. Treasury securities                                             343          448          730          875
           Obligations of U.S. Government agencies and corporations             486          372          928          748
           Obligations of states and political subdivisions                     185          152          355          294
           Other securities                                                      74           37          115           80
      Interest on federal funds sold                                             19          116           89          192
                                                                            -------      -------      -------      -------
                 Total interest income                                        6,046        6,317       12,094       12,520
                                                                            -------      -------      -------      -------
INTEREST EXPENSE
      Interest on deposits                                                    2,437        2,764        5,026        5,513
      Interest on other borrowings                                              147          107          250          216
                                                                            -------      -------      -------      -------
                 Total interest expense                                       2,584        2,871        5,276        5,729
                                                                            -------      -------      -------      -------
                 Net interest income                                          3,462        3,446        6,818        6,791

PROVISION FOR LOAN LOSSES                                                        60           60          120          120
                                                                            -------      -------      -------      -------
                 Net interest income after provision for loan losses          3,402        3,386        6,698        6,671
                                                                            -------      -------      -------      -------
NON-INTEREST INCOME
      Trust income                                                              107           92          216          179
      Service charges on deposit accounts                                       197          191          379          359
      Gain (loss) on sale of investment securities                             --           --           --           --
      Gain (loss) on sale of loans                                                3           20            4           32
      Other operating income                                                    166          123          293          276
                                                                            -------      -------      -------      -------
                 Total non-interest income                                      473          426          892          846
                                                                            -------      -------      -------      -------
NON-INTEREST EXPENSES
      Salaries, wages and employee benefits                                   1,488        1,397        2,956        2,799
      Net occupancy expense of premises                                         157          161          320          321
      Amortization of goodwill                                                  159          159          319          319
      Other operating expenses                                                  906          880        1,769        1,752
                                                                            -------      -------      -------      -------
                 Total non-interest expenses                                  2,710        2,597        5,364        5,191
                                                                            -------      -------      -------      -------
                 Income before federal income taxes                           1,165        1,215        2,226        2,326

FEDERAL INCOME TAXES                                                            380          418          745          802
                                                                            -------      -------      -------      -------
NET INCOME                                                                  $   785      $   797      $ 1,481      $ 1,524
                                                                            =======      =======      =======      =======
 Net income per share, based on 1,904,488 shares in 1999 and
      1,903,578 shares in 1998                                              $   .41      $   .42      $   .78      $   .80
                                                                            =======      =======      =======      =======
 Dividends declared based on 1,906,770 shares in 1999 and                   $   .18      $   .15      $   .35      $   .30
      1,903,578 shares in 1998                                               ======       ======      =======      =======

COMPREHENSIVE INCOME                                                        $   482      $   797      $ 1,085      $ 1,514
                                                                            =======      =======      =======      =======

See note to consolidated financial statements.



                                                      CROGHAN BANCSHARES, INC.
                                          Consolidated Statements of Cash Flows (Unaudited)

                                                                                                                Six months ended
                                                                                                                     June 30
                                                                                                                1999          1998
                                                                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                                            $  1,481     $  1,524
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                                                    633          594
                Provision for loan losses                                                                        120          120
                Deferred federal income taxes                                                                    132          (10)
                FHLB stock dividend                                                                              (48)         (46)
                Net amortization of investment security premiums and discounts                                    44            9
                Loss (gain) on sale of investment securities                                                    --           --
                Loss (gain) on sale of loans                                                                      (4)         (32)
                Loss (gain) on sale of equipment                                                                  16            4
                Increase in cash value of life insurance                                                         (24)
                Decrease (increase) in accrued interest receivable                                                63           13
                Decrease (increase) in other assets                                                                3         (231)
                Increase (decrease) in other liabilities                                                        (216)         (88)
                                                                                                            --------     --------
                       Net cash provided by operating activities                                               2,200        1,857
                                                                                                            --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of investment securities:
                Available-for-sale                                                                           (21,751)      (4,998)
                Held-to-maturity                                                                              (7,313)      (9,903)
      Proceeds from maturities of investment securities                                                       20,316       17,377
      Proceeds from sale of available-for-sale investment securities                                           1,000         --
      Proceeds from sale of loans receivable                                                                     869        1,581
      Net decrease (increase) in loans receivable                                                              5,225        4,182
      Payment of single premiums on split dollar life insurance policies                                      (3,094)        --
      Capital expenditures                                                                                      (109)        (376)
      Proceeds from sale of equipment                                                                              5            6
                                                                                                            --------     --------
                       Net cash provided by (used in) investing activities                                    (4,852)       7,869
                                                                                                            --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in total deposits                                                              (11,516)       3,064
      Increase (decrease) in federal funds purchased and securities sold under repurchase agreements           2,644       (3,778)
      Increase (decrease) in borrowed funds                                                                    3,665         (825)
      Proceeds from issuance of common stock                                                                      86         --
      Cash dividends paid                                                                                       (609)        (571)
                                                                                                            --------     --------
                       Net cash provided by (used in) financing activities                                    (5,730)      (2,110)
                                                                                                            --------     --------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                             (8,382)       7,616

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                              18,634        9,735
                                                                                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                                  $ 10,252     $ 17,351
                                                                                                            ========     ========

SUPPLEMENTAL DISCLOSURES
      Cash paid during the year for:
                Interest                                                                                    $  5,395     $  5,891
                                                                                                            ========     ========
                Federal income taxes                                                                        $    575     $    635
                                                                                                            ========     ========
      Transfer of loans to other real estate                                                                $   --       $   --
                                                                                                            ========     ========

      See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                    Note to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

(1)   Consolidated Financial Statements

      The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

PERFORMANCE SUMMARY

Assets at June 30, 1999 totalled $345,140,000 compared to $350,144,000 at 1998 year end. Total deposits decreased to $289,869,000 from $301,456,000 at year end and total loans receivable decreased to $233,067,000 from $239,359,000 at year end.

Net income for the quarter ended June 30, 1999 was $785,000 or $.41 per common share compared to $797,000 or $.42 per common share for the same period in 1998, and net income for the six-month period ended June 30, 1999 was $1,481,000 or $.78 per common share compared to $1,524,000 or $.80 per common share for the same period in 1998. Operating results for 1999 were adversely impacted by an increase in the salaries, wages amd employee benefits expense. The increase is largely a result of above normal medical claims incurred within the first six months of 1999.

DEPOSITS, LOANS RECEIVABLE, INVESTMENT SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at June 30, 1999 decreased $11,587,000 or 3.8 percent from 1998 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $4,139,000 while the time deposit category decreased $7,448,000. Total loans receivable decreased $6,292,000 or 2.6 percent from 1998 year end. Total investment securities increased $7,151,000 or 9.4 percent from 1998 year end.

Stockholders' equity at June 30, 1999 increased to $34,209,000 or $17.94 book value per common share compared to $33,705,000 or $17.70 book value per common share at December 31, 1998. The balance in stockholders' equity at June 30, 1999 included a net unrealized holding loss on securities classified as available-for-sale of $222,000 (net of deferred income taxes totalling $114,000). At December 31, 1998, stockholders' equity included a net unrealized holding gain on securities classified as available-for-sale of $174,000 (net of deferred income taxes totalling $90,000). Consistent with the Corporation's quarterly dividend policy, a dividend of $.18 per share was declared on June 15, 1999 to be distributed on July 30, 1999.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, increased $16,000 for the quarter ended June 30, 1999 compared to the same period in 1998, and increased $27,000 for the six-month period ended June 30, 1999 compared to the same period in 1998. The net interest yield (net interest income divided by average earning assets) was 4.37 percent for the quarter ended June 30, 1999 compared to 4.43 percent for the same period in 1998, and was 4.30 percent for the six-month period ended June 30, 1999 compared to 4.39 percent for the same period in 1998.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

                                        Six Months Ended     Twelve Months Ended
                                             June 30,             December 31,


                                                             1999          1998
                                                           (Dollars in thousands)
Provision for loan losses charged
    to expense                                             $  120        $  240
Net loan charge-offs                                          201           340
Net loan charge-offs as a percent
    of average outstanding net loans                          .09%          .15%
Nonaccrual loans                                           $  566        $  315
Loans past due 90 days or more                              1,526         1,086
Potential problem loans, other than those
    past due 90 days or more, nonaccrual,
    or restructured                                         1,540         1,275
Allowance for loan losses                                   3,337         3,418
Allowance for loan losses as a
    percent of period-end loans receivable                   1.43%         1.43%

The provision for loan losses for the first six months of 1999 appearing in the Consolidated Statements of Operations and Comprehensive Income totalled $120,000. This provision compares to $120,000 expensed during the same period in 1998. Net loan charge offs were $201,000 for the first six months of 1999 compared to net charge offs of $82,000 during the same period in 1998.

Nonaccrual loans totalled $566,000 at June 30, 1999 compared to $315,000 at December 31, 1998. Loans past due 90 days or more at June 30, 1999 increased by $440,000 and other potential problem loans increased $265,000 from December 31, 1998 figures. The asset quality trends are being monitored throughout 1999 to ensure adequate provisions for loan losses are calculated and expensed. The Corporation's allowance for loan losses as a percentage of outstanding loans remained steady at 1.43 percent for June 30, 1999 and December 31, 1998.

It is the Corporation's policy to maintain the allowance for loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is conducted by an outside consulting firm which facilitates the early identification of problem loans and ensures sound credit decisions. Management considers the balance at June 30, 1999 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $47,000 or 11.0 percent for the quarter ended June 30, 1999 compared to the same period in 1998, and increased $46,000 or 5.4 percent for the six-month period ended June 30, 1999 compared to the same period in 1998. Trust department fee income increased $15,000 between comparable quarterly periods and $37,000 between comparable six-month periods. Service charges on deposit accounts increased $6,000 between comparable quarterly periods and increased $20,000 between comparable six-month periods.

Gains on the sale of loans to the Federal Home Loan Mortgage Corporation (Freddie Mac) totalled $3,000 for the quarterly period ended June 30, 1999 compared to $20,000 for the quarterly period ending June 30, 1998, and $4,000 for the first six months of 1999 compared to $32,000 for the first six months of 1998. Other operating income increased $43,000 between comparable quarterly periods and increased $17,000 between comparable six-month periods.

NON-INTEREST EXPENSES

Total non-interest expenses increased $113,000 or 4.3 percent for the quarter ended June 30, 1999 compared to the same period in 1998, and increased $173,000 or 3.3 percent for the six-month period ended June 30, 1999 compared to the same period in 1998. Salaries, wages and employee benefits increased $91,000 between comparable quarterly periods and $157,000 between comparable six-month periods. Net occupancy expense of premises decreased $4,000 between comparable quarterly periods and $1,000 between comparable six-month periods. Goodwill amortization associated with the August 1, 1996 purchase of Union

Bancshares Corp. was unchanged for the comparable quarterly and six-month periods while other operating expenses increased $26,000 or 3.0 percent between quarterly periods and increased $17,000 or 1.0 percent between comparable six-month periods.



FEDERAL INCOME TAX EXPENSE

Federal income tax expense decreased $38,000 or 9.1 percent between comparable quarterly periods, and $57,000 or 7.1 percent between comparable six-month periods due to lower income before federal income taxes. The Corporation's effective tax rate for the six months ended June 30, 1999 decreased to 33.5 percent compared to 34.5 percent for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Average federal funds sold positions of $1,519,000 and $3,540,000 were maintained for the quarterly and six-month periods, respectively, ended June 30, 1999. Short-term borrowings of federal funds purchased and repurchase agreements averaged $6,086,000 and $5,314,000 for the quarterly and six-month periods, respectively.

Federal Home Loan Bank borrowings totalled $7,000,000 at June 30, 1999. Of that amount, $5,000,000 is due in July 1999 and $2,000,000 is due in October 2005.

Capital expenditures for premises and equipment totalled $109,000 for the six-month period ended June 30, 1999. This compares to $376,000 for same period in 1998. Projected 1999 capital expenditures total $290,000.

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

From a customer standpoint, the problem could affect the ability of Croghan's borrowers to service debts if their direct operations, vendors, or customers were impacted. To raise the customers' level of awareness, Croghan sponsored two Year 2000 seminars for local businesses in 1998. In 1999 information has been provided through customer statement stuffers containing special Year 2000 information for safety and soundness. A Year 2000 information section can be found at the Croghan web page (www.croghan.com). Additionally, the Federal Reserve Bank instituted a Year 2000 examination process to which Croghan is subject. As a part of that process, Croghan was required to identify those commercial customers (borrowers and depositors) which exceeded a set threshold and prepare written Year 2000 assessment work sheets. As of June 30, 1999 approximately 220 such assessments have been completed. A tickler system was then instituted to follow up on those customers with a high inclination to Year 2000 risk. The Year 2000 risk assessment for Croghan's borrowers is a factor in determining the provision for loan losses.

A majority of the cost associated with upgrading Croghan's internal hardware and software was incurred when the mainframe equipment was purchased in 1997. Additional direct expenditures attributable to Year 2000 internal hardware and software approximated $32,000 in 1998 and are estimated at $25,000 for 1999. Costs associated with the vendor and customer compliance portions of the Year 2000 preparedness plan are difficult to quantify, but direct costs of the program were estimated at $25,000 in 1998 and should approximate a similar amount in 1999. The estimated year to date expenditure totalled $13,000. An even more difficult amount to quantify is the personnel time required to verify system integrity and assure compliance with the policies and procedures mandated by the regulatory agencies. Such expense is estimated to have amounted to over $100,000 since 1997 and will likely approximate $75,000 in 1999.

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



                                              CROGHAN BANCSHARES, INC
                                            -------------------------------
                                                      Registrant



Date:      July 29, 1999                        /s/ Albert C. Nichols
      ------------------------              -------------------------------
                                               Albert C. Nichols, Chairman



Date:      July 29, 1999                       /s/ Allan E. Mehlow
      ------------------------              -------------------------------
                                               Allan E. Mehlow, Treasurer/
                                               Principal Financial Officer