Form 10-Q
period 1999-09-30
CROGHAN BANCSHARES INC
filed 1999-10-28
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended September 30, 1999



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]






       1,907,799 Common shares were outstanding as of September 30, 1999.



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

                            CROGHAN BANCSHARES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                  September 30       December 31
              ASSETS                                                  1999              1998
                                                            (Dollars in thousands, except par value)

CASH AND CASH EQUIVALENTS
      Cash and due from banks                                      $  13,697         $  10,334
      Interest-bearing deposits in other banks                             -                 -
      Federal funds sold                                                   -             8,300
                                                                   ---------         ---------
             Total cash and cash equivalents                          13,697            18,634
                                                                   ---------         ---------
INVESTMENT SECURITIES
      Available-for-sale, at market value                             38,599            30,493
      Held-to-maturity, at amortized cost, market value of
         $40,830 in 1999 and $45,935 in 1998                          41,202            45,742
                                                                   ---------         ---------
             Total investment securities                              79,801            76,235
                                                                   ---------         ---------
LOANS                                                                233,972           239,359
      Less:  Allowance for loan losses                                 3,256             3,418
                                                                   ---------         ---------
             Net Loans Receivable                                    230,716           235,941
                                                                   ---------         ---------
BANK PREMISES AND EQUIPMENT, NET                                       7,369             7,821
ACCRUED INTEREST RECEIVABLE                                            2,872             2,752
OTHER REAL ESTATE OWNED                                                    -                 -
GOODWILL                                                               7,549             8,027
OTHER ASSETS                                                           3,939               734
                                                                   ---------         ---------
TOTAL ASSETS                                                       $ 345,943         $ 350,144
                                                                   =========         =========
      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits:
         Demand, non-interest bearing                              $  34,298         $  34,518
         Savings, NOW and Money Market deposits                      117,622           116,887
         Time                                                        139,904           150,051
                                                                   ---------         ---------
             Total deposits                                          291,824           301,456

      Federal funds purchased and securities sold under
         repurchase agreements                                        10,296             9,140
      Borrowed funds                                                   7,000             3,335
      Dividends payable                                                  362               285
      Other liabilities                                                1,762             2,223
                                                                   ---------         ---------
             Total liabilities                                       311,244           316,439
                                                                   ---------         ---------
STOCKHOLDERS' EQUITY
      Common stock, $12.50 par value. Authorized 3,000,000
         shares; issued and outstanding 1,907,799 shares in
         1999 and 1,903,754 shares in 1998                            23,847            23,797
      Surplus                                                             69                 3
      Retained earnings                                               11,002             9,731
      Net unrealized holding gain (loss) on securities
         available-for-sale, net of related income taxes                (219)              174
                                                                   ---------         ---------
             Total stockholders' equity                               34,699            33,705
                                                                   ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 345,943         $ 350,144
                                                                   =========         =========

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
         Consolidated Statements of Operations and Comprehensive Income
                                  (Unaudited)

                                                                        Three months ended               Nine months ended
                                                                           September 30                    September 30
                                                                        1999           1998            1999          1998
                                                                       (Dollars in thousands,         (Dollars in thousands,
                                                                       except per share data)         except per share data)

INTEREST INCOME
  Interest and fees on loans receivable                                $ 4,983        $ 5,182        $14,860        $15,513
  Interest and dividends on investment securities:
       U.S. Treasury securities                                            306            443          1,036          1,318
       Obligations of U.S. Government agencies and corporations            503            358          1,431          1,106
       Obligations of states and political subdivisions                    181            173            537            467
       Other securities                                                     77             36            192            116
  Interest on federal funds sold                                            23            122            112            314
                                                                       -------        -------        -------        -------
           Total interest income                                         6,073          6,314         18,168         18,834
                                                                       -------        -------        -------        -------
INTEREST EXPENSE
  Interest on deposits                                                   2,390          2,740          7,416          8,253
  Interest on other borrowings                                             202            101            452            317
                                                                       -------        -------        -------        -------
           Total interest expense                                        2,592          2,841          7,868          8,570
                                                                       -------        -------        -------        -------
           Net interest income                                           3,481          3,473         10,300         10,264

PROVISION FOR LOAN LOSSES                                                   60             60            180            180
                                                                       -------        -------        -------        -------
           Net interest income after provision for loan losses           3,421          3,413         10,120         10,084
                                                                       -------        -------        -------        -------
NON-INTEREST INCOME
  Trust income                                                             107             95            322            274
  Service charges on deposit accounts                                      216            189            595            548
  Gain (loss) on sale of investment securities                               1              -              2              -
  Gain (loss) on sale of loans                                               -              2              4             34
  Other operating income                                                   209            167            501            444
                                                                       -------        -------        -------        -------
           Total non-interest income                                       533            453          1,424          1,300
                                                                       -------        -------        -------        -------
NON-INTEREST EXPENSES
  Salaries, wages and employee benefits                                  1,539          1,392          4,495          4,191
  Net occupancy expense of premises                                        158            178            478            499
  Amortization of goodwill                                                 159            160            479            481
  Other operating expenses                                                 858            929          2,626          2,679
                                                                       -------        -------        -------        -------
           Total non-interest expenses                                   2,714          2,659          8,078          7,850
                                                                       -------        -------        -------        -------
           Income before federal income taxes                            1,240          1,207          3,466          3,534

FEDERAL INCOME TAXES                                                       421            412          1,166          1,215
                                                                       -------        -------        -------        -------
NET INCOME                                                             $   819        $   795        $ 2,300        $ 2,319
                                                                       =======        =======        =======        =======
  Net income per share, based on 1,905,482 shares in 1999 and
      1,903,589 shares in 1998                                         $   .43        $   .42        $  1.21        $  1.22
                                                                       =======        =======        =======        =======
  Dividends declared based on 1,907,799 shares in 1999 and
      1,903,589 shares in 1998
           Dividends declared                                          $   .19        $   .15        $   .54        $   .45
                                                                       =======        =======        =======        =======
COMPREHENSIVE INCOME                                                   $   822        $   961        $ 1,907        $ 2,475
                                                                       =======        =======        =======        =======


See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Nine months ended
                                                                                     September 30
                                                                                 1999             1998
                                                                                 (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $  2,300         $  2,319
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                              948              908
         Provision for loan losses                                                  180              180
         Deferred federal income taxes                                               83               26
         FHLB stock dividend                                                        (74)             (71)
         Net amortization of investment security premiums and discounts              70               11
         Loss (gain) on sale of investment securities                                 -                -
         Loss (gain) on sale of loans                                                (3)             (34)
         Loss (gain) on sale of equipment                                            16                4
         Increase in cash value of life insurance                                   (61)               -
         Decrease (increase) in accrued interest receivable                        (119)            (229)
         Decrease (increase) in other assets                                        (51)             (90)
         Increase (decrease) in other liabilities                                  (341)              31
                                                                               --------         --------
              Net cash provided by operating activities                           2,948            3,055
                                                                               --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investment securities:
         Available-for-sale                                                     (23,752)          (8,998)
         Held-to-maturity                                                        (7,563)         (16,758)
   Proceeds from maturities of investment securities                             25,158           22,185
   Proceeds from sales of available-for-sale investment securities                2,000                -
   Proceeds from sale of loans receivable                                           869            1,806
   Net decrease (increase) in loans receivable                                    4,177            4,092
   Payment of single premiums on split dollar life insurance policies            (3,094)               -
   Capital expenditures                                                            (144)            (440)
   Proceeds from sale of equipment                                                    5                6
                                                                               --------         --------
              Net cash provided by (used in) investing activities                (2,344)           1,893
                                                                               --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in total deposits                                     (9,526)           3,005
   Increase (decrease) in federal funds purchased and securities
      sold under repurchase agreements                                            1,156           (1,748)
   Increase (decrease) in borrowed funds                                          3,665           (1,425)
   Proceeds from issuance of common stock                                           117                2
   Cash dividends paid                                                             (953)            (856)
                                                                               --------         --------
              Net cash provided by (used in) financing activities                (5,541)          (1,022)
                                                                               --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (4,937)           3,926

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 18,634            9,735
                                                                               --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 13,697         $ 13,661
                                                                               ========         ========

SUPPLEMENTAL DISCLOSURES
   Cash paid during the year for:
      Interest                                                                 $  7,988         $  8,764
                                                                               ========         ========
      Federal income taxes                                                     $  1,035         $  1,095
                                                                               ========         ========
      Transfer of loans to other real estate                                   $      -         $      -
                                                                               ========         ========

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

(1)  Consolidated Financial Statements

     The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year or any future interim period.

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


PERFORMANCE SUMMARY

Assets at September 30, 1999 totalled $345,943,000 compared to $350,144,000 at 1998 year end. Total deposits decreased to $291,824,000 from $301,456,000 at year end and total loans decreased to $233,972,000 from $239,359,000 at year end.

Net income for the quarter ended September 30, 1999 was $819,000 or $.43 per common share compared to $795,000 or $.42 per common share for the same period in 1998, and net income for the nine-month period ended September 30, 1999 was $2,300,000 or $1.21 per common share compared to $2,319,000 or $1.22 per common share for the same period in 1998. Operating results for 1999 include an increase in salaries, wages and employee benefits, which is a result of increased medical insurance claims incurred the first nine months.

DEPOSITS, LOANS RECEIVABLE, INVESTMENT SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at September 30, 1999 decreased $9,632,000 or 3.2 percent from 1998 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) increased $515,000 while the time deposit category decreased $10,147,000. Total loans decreased $5,387,000 or 2.3 percent from 1998 year end. Total investment securities increased $3,566,000 or 4.7 percent from 1998 year end.

Stockholders' equity at September 30, 1999 increased to $34,699,000 or $18.19 book value per common share compared to $33,705,000 or $17.70 book value per common share at December 31, 1998. The balance in stockholders' equity at September 30, 1999 included a net unrealized holding loss on securities classified as available-for-sale of $219,000 (net of deferred income taxes totalling $110,000). At December 31, 1998, stockholders' equity included a net unrealized holding gain on securities classified as available-for-sale of $174,000 (net of deferred income taxes totalling $90,000). Consistent with the Corporation's quarterly dividend policy, a dividend of $.19 per share was declared on September 14, 1999 to be distributed on October 29, 1999.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, increased $8,000 for the quarter ended September 30, 1999 compared to the same period in 1998, and increased $36,000 for the nine-month period ended September 30, 1999 compared to the same period in 1998. The net interest yield (net interest income divided by average earning assets) was 4.40 percent for the quarter ended September 30, 1999 compared to 4.47 percent for the same period in 1998, and was 4.33 percent for the nine-month period ended September 30, 1999 compared to 4.42 percent for the same period in 1998.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

                                                Nine Months Ended     Twelve Months Ended
                                                   September 30,           December 31,
                                                       1999                  1998
                                                         (Dollars in thousands)
Provision for loan losses charged
      to expense                                      $  180                 $  240
Net loan charge-offs                                     342                    340
Net loan charge-offs as a percent
    of average outstanding net loans                     .15%                   .15%
Nonaccrual loans                                      $  436                 $  315
Loans past due 90 days or more                         1,791                  1,086
Potential problem loans, other than those
    past due 90 days or more, nonaccrual,
    or restructured                                    1,533                  1,275
Allowance for loan losses                              3,256                  3,418
Allowance for loan losses as a
    percent of period-end loans                         1.39%                  1.43%


The provision for loan losses for the first nine months of 1999 appearing in the Consolidated Statements of Operations and Comprehensive Income totalled $180,000. This provision compares to $180,000 expensed during the same period in 1998. Net loan charge offs were $342,000 for the first nine months of 1999 compared to net loan charge offs of $239,000 during the same period in 1998.

Nonaccrual loans totalled $436,000 at September 30, 1999 compared to $315,000 at December 31, 1998. Loans past due 90 days or more at September 30, 1999 increased by $705,000 and other potential problem loans increased $258,000 from December 31, 1998 figures. The asset quality trends are being monitored throughout 1999 to ensure adequate provisions for loan losses are calculated and expensed. The Corporation's allowance for loan losses as a percentage of outstanding loans decreased to 1.39 percent at September 30, 1999 compared to
1.43 percent at December 31, 1998.

It is the Corporation's policy to maintain the allowance for loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is conducted by an outside consulting firm which facilitates the early identification of problem loans and ensures sound credit decisions. Management considers the balance at September 30, 1999 to be adequate to provide for losses inherent in the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $80,000 or 17.7 percent for the quarter ended September 30, 1999 compared to the same period in 1998, and increased $124,000 or 9.5 percent for the nine-month period ended September 30, 1999 compared to the same period in 1998. Included in non-interest income for the nine-month period ended September 30, 1999 were realized gains of $2,000 on the sale of investment securities that were classified as available-for-sale. There were no such gains during the same period in 1998.

Trust department fee income increased $12,000 between comparable quarterly periods and $48,000 between comparable nine-month periods. Service charges on deposit accounts increased $27,000 between comparable quarterly periods and increased $47,000 between comparable nine-month periods.

Gains on the sale of loans to the Federal Home Loan Mortgage Corporation (Freddie Mac) totalled $2,000 for the quarterly period ended September 30, 1998, and $34,000 for the first nine months of 1998. There were no such gains during the same quarterly period in 1999 and $4,000 for the first nine months of 1999. Other operating income increased $42,000 between comparable quarterly periods and $57,000 between comparable nine-month periods.

NON-INTEREST EXPENSES

Total non-interest expenses increased $55,000 or 2.1 percent for the quarter ended September 30, 1999 compared to the same period in 1998, and increased $228,000 or 2.9 percent for the nine-month period ended September 30, 1999 compared to the same period in 1998. Salaries, wages and employee benefits increased $147,000 (10.6%) between comparable quarterly periods and $304,000 (7.30%) between comparable nine-month periods. Net occupancy expense of bank premises decreased $20,000 between comparable quarterly periods and $21,000 between comparable nine-month periods. Goodwill amortization associated with the August 1, 1996 purchase of Union Bancshares Corp. was basically unchanged for the comparable quarterly and nine-month periods while other operating expenses decreased $71,000 or 7.6 percent between quarterly periods and $53,000 or 2.0 percent between comparable nine-month periods.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $9,000 or 2.2 percent between comparable quarterly periods, and decreased $49,000 or 4.0 percent between comparable nine-month periods due to fluctuations in income before federal income taxes. The Corporation's effective tax rate for the nine months ended September 30, 1999 decreased to 33.6 percent compared to 34.4 percent for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Average federal funds sold positions of $2,082,000 and $3,049,000 were maintained for the quarterly and nine-month periods, respectively, ended September 30, 1999. Short-term borrowings of federal funds purchased and repurchase agreements averaged $8,468,000 and $6,377,000 for the quarterly and nine-month periods, respectively.

Federal Home Loan Bank borrowings totalled $7,000,000 at September 30, 1999. Of that amount, $5,000,000 is due in October 1999 and $2,000,000 is due in October 2005.

Capital expenditures for bank premises and equipment totalled $144,000 for the nine-month period ended September 30, 1999. This compares to $440,000 for the same period in 1998. Projected 1999 capital expenditures total $290,000.

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

Croghan also has a vested interest in the computer processing requirements of its vendors and customers. Many primary suppliers have been contacted to ensure their preparedness. A tickler system was instituted to follow up with those vendors that have not replied or possibly indicated some question as to their commitment to readiness. These vendors will be contacted throughout the remainder of 1999.

From a customer standpoint, the problem could affect the ability of Croghan's borrowers to service debts if their direct operations, vendors, or customers were impacted. To raise the customers' level of awareness, Croghan sponsored two Year 2000 seminars for local businesses in 1998. In 1999 information has been provided through customer statement stuffers containing special Year 2000 information for safety and soundness. A Year 2000 information section can be found at the Croghan web page (www.croghan.com). Additionally, the Federal Reserve Bank instituted a Year 2000 examination process to which Croghan is subject. As a part of that process, Croghan was required to identify those commercial customers (borrowers and depositors) which exceeded a set threshold and prepare written Year 2000 assessment work sheets. As of September 30, 1999 approximately 220 such assessments have been completed. A tickler system was then instituted to follow up on those customers with a high inclination to Year 2000 risk. The Year 2000 risk assessment for Croghan's borrowers is a factor in determining the provision for loan losses.

A majority of the cost associated with upgrading Croghan's internal hardware and software was incurred when the mainframe equipment was purchased in 1997. Additional direct expenditures attributable to Year 2000 internal hardware and software approximated $32,000 in 1998 and are estimated at $25,000 for 1999. Costs associated with the vendor and customer compliance portions of the Year 2000 preparedness plan are difficult to quantify, but direct costs of the program were estimated at $25,000 in 1998 and should approximate a similar amount in 1999. The estimated year to date expenditure totalled $17,000. An even more difficult amount to quantify is the personnel time required to verify system integrity and assure compliance with the policies and procedures mandated by the regulatory agencies. Such expense is estimated to have amounted to over $100,000 since 1997 and will likely approximate $75,000 in 1999.

Croghan has a well established and tested contingency plan for mainframe and personal computer processing. The plan has been implemented on various occasions during times of electrical and telephone circuit interruption. A worst-case Year 2000 scenario would likely be similar in nature to interruptions that have been experienced in the past. At those times, Croghan has reverted to the manual processing of customer transactions at the teller windows with mainframe processing accomplished at the off-site disaster recovery location (the off-site location was tested in October 1998, January 1999, March 1999 and September 1999 for Year 2000 preparedness and found to be satisfactory). Croghan has strived to ensure that its contingency plan, vendor, internal processing, and customer segments of the Year 2000 preparedness plan are being executed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CROGHAN BANCSHARES, INC
                                             -------------------------------
                                                        Registrant



Date:      October 28, 1999                     /s/ Thomas F. Hite
       ------------------------              -------------------------------
                                               Thomas F. Hite, President



Date:      October 28, 1999                    /s/ Allan E. Mehlow
       ------------------------              -------------------------------
                                               Allan E. Mehlow, Treasurer