Form 10-K
period 1999-12-31
CROGHAN BANCSHARES INC
filed 2000-03-28
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999.   Commission File Number: 0-20159

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates was $46,774,199 as of February 29, 2000.

The number of shares outstanding for the registrant's sole class of common equity as of February 29, 2000 is 1,909,151 shares of common stock, par value $12.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the fiscal year ended December 31, 1999 - PART II of Form 10-K.

Portions of Proxy Statement dated March 24, 2000 for the 2000 Annual Meeting of Shareholders - PART III of Form 10-K.

This document contains 74 pages. The Exhibit Index is on pages 20 and 21.


                                      INDEX
Part I

         Item 1.  Description of business                                       3 - 15

         Item 2.  Description of property                                       16

         Item 3.  Legal proceedings                                             16

         Item 4.  Submission of matters to a vote of security holders           16

Part II

         Item 5.  Market for registrant's common equity and related             17
                  stockholder matters

         Item 6.  Selected financial data                                       17

         Item 7.  Management's discussion and analysis                          17

         Item 7a. Quantitative and qualitative disclosures about market risk    17

         Item 8.  Financial statements and supplementary data                   17

         Item 9.  Changes in and disagreements with accountants on              18
                  accounting and financial disclosure

Part III

         Item 10. Directors and executive officers of the registrant            19

         Item 11. Executive compensation                                        19

         Item 12. Security ownership of certain beneficial owners               19
                  and management

         Item 13. Certain relationships and related transactions                19

Part IV

         Item 14. Exhibits, financial statements schedules, and reports         20 - 22
                  on Form 8-K

Signatures                                                                      23

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Croghan Bancshares, Inc. (the "Corporation") was organized under the laws of the State of Ohio on September 27, 1983, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Corporation, as the result of a merger and reorganization effective in 1984, acquired all of the voting shares of The Croghan Colonial Bank (the "Bank"), an Ohio chartered bank organized in 1888. The Bank is the only subsidiary of the Corporation, and substantially all of the Corporation's operations are conducted through the Bank. The principal offices of both the Corporation and the Bank are located at 323 Croghan Street, Fremont, Ohio. The Bank also operates eight Ohio branch offices: two in Bellevue, one in Clyde, three in Fremont, one in Green Springs, and one in Monroeville. The Corporation and the Bank had total consolidated assets of $350,586,000 at December 31, 1999.

The Corporation, through its subsidiary, the Bank, operates in one industry segment, the commercial banking industry.

                                     GENERAL

The Bank conducts a general banking business embracing the usual functions of commercial, retail, and savings banking, including time, savings, money market and demand deposits; commercial, industrial, agricultural, real estate, consumer installment and credit card lending; safe deposit box rental; automatic teller machines; trust department services; and other services tailored for individual customers. The Bank makes and services secured and unsecured loans to individuals, firms and corporations. The Bank makes direct loans to individuals and purchases installment obligations from retailers, both with and without recourse. The Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Additionally, investment products bearing no FDIC insurance are offered through the Bank's Invest Division.

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

The Corporation and the Bank are subject to the Community Reinvestment Act of 1977, as amended (the "CRA"), which is designed to encourage financial institutions to give special attention to the needs of low and moderate income areas in meeting the credit needs of the communities in which they operate. If the CRA regulatory evaluation of a bank's activities is less than satisfactory, regulatory approval of proposed acquisitions, branch openings and other applications requiring Federal Reserve Board approval may be delayed until a satisfactory CRA evaluation is achieved. The Bank currently has a CRA regulatory evaluation of satisfactory.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, or the Financial Services Modernization Act of 1999, which will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Financial Services Modernization Act defines "financial in nature" to include: (i) securities underwriting, dealing and market making; (ii) sponsoring mutual funds and investment companies; (iii) insurance underwriting and agency;
(iv) merchant banking activities; and (v) activities that the Federal Reserve Board has determined to be closely related to banking.

Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on the Corporation and the Bank have yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

The Corporation and Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt, corrective action, the Corporation and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

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

As of December 31, 1999, the Bank employed 169 full-time employees and 29 part-time employees to whom it provides a variety of benefits and with whom it believes relationships are excellent.

The following pages present various statistical disclosures required for bank holding companies. The information represents only domestic information since the Corporation has no foreign operations or foreign loans.

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL


The following table sets forth, for the years ended December 31, 1999, 1998 and 1997, the distribution of assets, liabilities and stockholders' equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

                                                     1999                           1998                           1997
                                         -------------------------------------------------------------------------------------------
                                         Average              Yield/    Average              Yield/   Average              Yield/
                                         Balance    Interest  Rate      Balance    Interest  Rate     Balance    Interest  Rate

                                                                           (Dollars in thousands)
                     Assets
Interest-earning assets:
   Loans receivable (1) (2)               $233,580   $19,900     8.52%   $232,977   $20,639    8.86%   $227,900  $20,440       8.97%
   Taxable investment securities            65,838     3,613     5.49%     56,618     3,439    6.07%     58,576    3,735       6.38%
   Non-taxable investment securities        14,365       616     4.29%     14,000       616    4.40%     14,187      636       4.48%
   Federal funds sold                        2,559       130     5.08%      8,545       457    5.35%      4,417      245       5.55%
                                          --------   -------             --------   -------            --------  -------
     Total interest-earning assets         316,342    24,259     7.67%    312,140    25,151    8.06%    305,080   25,056       8.21%
                                          --------   -------             --------   -------            --------  -------


Non-interest earning assets:
   Cash and due from banks                  10,512                          9,050                         9,083
   Bank premises and equipment, net          7,554                          8,073                         7,951
   Other assets                             13,244                         11,744                        12,287
   Less allowance for loan losses           (3,306)                        (3,514)                       (3,522)
                                          --------                       --------                      --------
Total                                     $344,346   $24,259             $337,493   $25,151            $330,879  $25,056
                                          ========   =======             ========   =======            ========  =======

       Liabilities and Stockholders' Equity

Interest-bearing liabilities:
   Savings, NOW and Money Market
     deposits                             $117,533    $2,550     2.17%   $110,491    $2,771    2.51%   $109,158    $2,584      2.37%
   Time Deposits                           143,520     7,232     5.04%    151,644     8,222    5.42%    150,976     8,169      5.41%
   Federal funds purchased and
    securities sold under repurchase
    agreements                               7,161       344     4.80%      5,418       241    4.45%      3,515       136      3.88%
     Borrowed funds                          5,700       308     5.40%      2,614       186    7.12%      4,386       339      7.73%
                                          --------   -------             --------   -------            --------   -------
     Total interest-bearing
      liabilities                          273,914    10,434     3.81%    270,167    11,420    4.23%    268,035    11,228      4.19%
                                          --------   -------             --------   -------            --------   -------

Non-interest-bearing liabilities:
   Demand deposits                          33,739                         32,090                        29,745
   Other liabilities                         2,263                          2,564                         2,579
                                          --------                       --------                      --------
                                            36,002                         34,654                        32,324
                                           --------                       --------                      --------
Stockholders' equity                        34,430                         32,672                        30,520
                                          --------                       --------                      --------
Total                                     $344,346   $10,434             $337,493   $11,420            $330,879   $11,228
                                           =======    ======              =======    ======             =======    ======
Net interest income                                  $13,825                        $13,731                       $13,828
                                                      ======                         ======                        ======
Net yield on interest-earning
  assets                                                         4.37%                         4.40%                           4.53%
                                                               =======                        =======                         ======




(1) Included in loan interest income are loan fees of $523,187 in 1999, $446,556 in 1998, and $422,894 in 1997.

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

                 CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
              RESULTING FROM CHANGES IN VOLUME AND CHANGES IN RATE

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

                                                          1999 compared to 1998                    1998 compared to 1997
                                                           Increase (decrease)                      Increase (decrease)
                                                         due to volume/rate (1)                   due to volume/rate (1)
                                                    ---------------------------------     ---------------------------------------
                                                     Volume       Rate         Net            Volume       Rate         Net

                                                                               (Dollars in thousands)


Interest income:
   Loans receivable                                       $54       (793)        (739)            $450         (251)        199
   Taxable investment securities                          427       (253)         174             (122)        (174)       (296)
   Non-taxable investment securities                       28        (28)          (0)              (8)         (12)        (20)
   Federal funds sold                                   (307)        (20)        (327)             221           (9)        212
                                                     --------    --------     --------        --------     --------    --------
     Total interest-earning assets                        202     (1,094)        (892)             541         (446)         95
                                                     --------    --------     --------        --------     --------    --------


Interest expense:
   Savings, NOW and Money Market deposits                 198       (419)        (221)              32          155         187
   Time deposits                                         (427)      (563)        (990)              36           17          53
   Federal funds purchased and securities sold
    under repurchase agreements                            82         21          103               82           23         105

   Borrowed funds                                         153        (31)         122             (128)         (25)       (153)
                                                     --------    --------     --------        --------     --------    --------
     Total interest-bearing liabilities                     7       (993)        (986)              22          170         192
                                                     --------    --------     --------        --------     --------    --------
Net interest income                                      $195       (101)          94             $519         (616)        (97)
                                                     ========    ========     ========        ========     ========    ========


(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.

                   ITEM 1. DESCRIPTION OF BUSINESS, CONTINUED

                              INVESTMENT PORTFOLIO


The following table sets forth the carrying amount of investment securities, which are presented on the basis of Statement of Financial Accounting Standards No. 115, at December 31, 1999, 1998 and 1997:

                                                                                               December 31,
                                                                               ----------------------------------------------------

                                                                                     1999            1998               1997

                                                                                                 (Dollars in thousands)
U. S. Treasury securities and obligations of U.S.                                        $57,437         $58,857            $54,713
   Government agencies and corporations
Obligations of states and political subdivisions (1)                                      14,963          15,141             12,307
Other securities                                                                           5,032           2,237              2,644
                                                                                  --------------  --------------     --------------
                                                                                         $77,432         $76,235            $69,664
                                                                                  ==============  ==============     ==============

(1) There are no investment securities of an "issuer" where the aggregate carrying value of such securities exceeded ten percent of stockholders' equity.


The following table sets forth the maturities of investment securities at December 31, 1999 and the weighted average yields of such securities:

                                                                                        Maturing
                                                  ---------------------------------------------------------------------------------
                                                                            After one           After five
                                                        Within             but within           but within              After
                                                       one year            five years            ten years            ten years
                                                  ------------------   ------------------   ------------------   -----------------
                                                   Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield

                                                                                (Dollars in thousands)
U. S. Treasury securities and obligations of U. S.  $18,183     5.16%    $37,975     5.40%    $1,279      6.81%     -          -
   Government agencies and corporations
Obligations of states and political subdivisions      3,949     6.16%      9,188     7.06%     1,099      7.01%       727      6.44%
(1)
Other securities (2)                                  -         -          2,546     -         -          -         -          -
                                                    -------     -----    -------   ------     ------    ------    -------    ------
                                                    $22,132     5.33%    $49,709     5.79%    $2,378      6.90%      $727      6.44%
                                                    =======     =====    =======   =======    ======    ======    =======    ======


(1) Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

(2)    Excludes equity investments of $2,486,000 which have no stated maturity.

                                 LOAN PORTFOLIO

                                 TYPES OF LOANS


The amounts of gross loans outstanding at December 31, 1999, 1998, 1997, 1996 and 1995 are shown in the following table according to types of loans:

                                                                          December 31,
                                            ----------------------------------------------------------------------------
                                                 1999            1998            1997             1996            1995

                                                                     (Dollars in thousands)
Commercial, financial and agricultural         $ 31,057        $ 32,161        $ 32,739         $ 33,574        $ 24,830
Real estate - mortgage                          155,615         155,431         156,717          156,846         105,484
Real estate - construction                          506             903           3,478            1,239           2,585
Consumer                                         49,682          48,327          43,609           36,440          25,150
Credit card and other                             2,549           2,537           2,533            2,548           1,921
                                               --------        --------        --------         --------        --------
                                               $239,409        $239,359        $239,076         $230,647        $159,970
                                               ========        ========        ========         ========        ========


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

There were no foreign loans in 1999, 1998, 1997, 1996, and 1995. Lease financing receivables, included in commercial, financial and agricultural, were $290,000 in 1999, $128,000 in 1998, $511,000 in 1997, and $515,000 in 1996 (none in years prior to 1995).

                                 LOAN PORTFOLIO

       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES


The following table shows the amount of commercial, financial and agricultural loans outstanding as of December 31, 1999 which, based on the contract terms for repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

                                                                 Maturing
                                         ---------------------------------------------------------
                                                       After one
                                             Within    but within              After
                                            one year   five years           five years       Total
                                         -----------   ------------       -------------    --------

                                                          (Dollars in thousands)

Commercial, financial and agricultural       $4,944    $11,674              $14,439       $31,057
                                             ======    =======              =======       =======

                                                                  Interest
                                                                 Sensitivity
                                                        -------------------------
                                                        Fixed              Variable
                                                        rate                 rate
                                                           (Dollars in thousands)

Due after one but within five years                           $5,441               $6,233
Due after five years                                           1,379               13,060
                                                         -----------           ----------
                                                              $6,820              $19,293
                                                              ======               ======


The above maturity information is based on the contract terms at December 31, 1999 and does not include any possible "rollover" at maturity date. In the normal course of business, the Bank considers and acts upon the borrower's request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower's credit history, the collateral securing the loan, and the purpose for such request.

                                 LOAN PORTFOLIO

                                  RISK ELEMENTS


The following table presents information concerning the amount of loans at December 31, 1999, 1998, 1997, 1996, and 1995 which contain certain risk elements:

                                                                                  December 31,
                                                       -------------------------------------------------------

                                                            1999         1998    1997      1996        1995

                                                                                (Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)                    $ 392   $315     $212      $649       $845

Loans contractually past due 90 days or more as to               2,144  1,086      582       764        477
principal or interest payments (2)

Loans whose terms have been renegotiated to provide                  0      0        0       471          0
a reduction or deferral of interest or principal
because of a deterioration in the financial position
of the borrower
(1) (3)


(1) Loans are placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is unlikely. Interest is then recognized on a cash basis where future collections of principal are probable. The amount of interest income that would have been recorded had all nonaccrual and renegotiated (of the type specified above) loans been current in accordance with their terms approximated $50,000 in 1999, $48,000 in 1998, $100,000 in 1997,
         $167,000 in 1996, and $89,000 in 1995. Actual interest included in income on these loans amounted to approximately $16,000 in 1999, $25,000 in 1998, $84,000 in 1997, $130,000 in 1996 and $27,000 in 1995.

(2)      Excludes loans accounted for on a nonaccrual basis.

(3) Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.

In addition to the loan amounts identified above, there were approximately $1,176,000 of potential problem loans at December 31, 1999, none of which relate to any concentrated risk elements common to all the loans. While these loans are all currently performing, management has some doubt about the ability of the borrowers to continue to comply with all of their present loan repayment terms.

As of December 31, 1999, there was no concentration of loans that exceeded 10% of total loans.

                         SUMMARY OF LOAN LOSS EXPERIENCE

                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for possible loan losses for such years:

                                                                                 December 31,
                                                      -------------------------------------------------------------------------
                                                         1999             1998            1997            1996             1995

                                                                            (Dollars in thousands)


Daily average amount of loans                         $233,580        $232,977        $227,900         $187,126        $155,253
                                                      ========     ===========     ===========      ===========     ===========

Allowance for loan losses at beginning of year          $3,418          $3,518          $3,368           $2,614          $2,357
Acquisition of Union Bancshares Corp.                        -               -               -              711               -
                                                         -----           -----           -----            -----           -----
                                                         3,418           3,518           3,368            3,325           2,357
                                                         -----           -----           -----            -----           -----


Loan charge-offs:
   Commercial, financial and agricultural                 (35)             (6)               -             (97)             (2)
   Real estate - mortgage                                (165)            (58)           (111)                -            (25)
   Real estate - construction                                -               -               -            (198)               -
   Consumer                                              (412)           (389)           (159)            (116)            (99)
   Credit card and other                                  (18)            (22)            (17)             (17)            (12)
                                                         -----           -----           -----            -----           -----

                                                         (630)           (475)           (287)            (428)           (138)
                                                         -----           -----           -----            -----           -----


Recoveries of loans previously charged off:
   Commercial, financial and agricultural                   27              15              16               80             154
   Real estate - mortgage                                    -              15             193                -              88
   Real estate - construction                                -               -               1              187               -
   Consumer                                                131             101              45               40              32
   Credit card and other                                    10               4               2                4               1
                                                         -----           -----           -----            -----           -----

                                                           168             135             257              311             275
                                                         -----           -----           -----            -----           -----

Net recoveries (charge-offs) (1)                         (462)           (340)            (30)            (117)             137
                                                         -----           -----           -----            -----           -----


Additions to allowance charged to expense (2)              240             240             180              160             120
                                                         -----           -----           -----            -----           -----

Allowance for loan losses at end of year                $3,196          $3,418          $3,518           $3,368          $2,614
                                                        ======          ======          ======           ======          ======


Allowance for loan losses as a percent of year-end       1.33%           1.43%           1.47%            1.46%           1.63%
loans
                                                        ======          ======          ======           ======          ======


Ratio of net charge-offs (recoveries) during the
year to average loans outstanding                         .20%            .15%            .01%             .06%          (.09%)
                                                        ======          ======          ======           ======          ======



(1) The amount of charge-offs and recoveries fluctuates from year to year due to factors relating to the condition of the general economy and specific business segments. The 1995 recoveries included one real estate-mortgage loan recovery of $63,465 and one commercial loan recovery of $122,700. The 1996 charge-offs included one real estate-construction loan write-off of $197,452 and the recoveries included a $186,769 recovery on the same loan. The 1997 real estate-mortgage recoveries included a $191,782 recovery. The 1998 charge-offs included one real estate-mortgage loan write-off of $57,836. The 1999 charge-offs included five real estate mortgage loan write-offs amounting to $164,991.

(2) The determination of the balance of the allowance for loan losses is based upon an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for possible loan losses. Such analysis is based on the character of the loan portfolio, current economic conditions, past loan loss experience, and such other factors as management believes require current recognition in estimating possible loan losses.

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


                                                          December 31, 1999                         December 31, 1998
                                                   -----------------------------             --------------------------

                                                                      Percentage                            Percentage
                                                                     of loans to                            of loans to
                                                   Allowance         Total loans              Allowance     Total loans
                                                     (Dollars in thousands)                    (Dollars in thousands)

Commercial, financial and agricultural                     $ 528            13.0%               $ 585             13.4%
Real estate - mortgage                                     1,319            65.0%               1,415             64.9%
Real estate - construction                                     -              .2%                   -               .4%
Consumer                                                   1,260            20.7%               1,322             20.2%
Credit card and other                                         89             1.1%                  96              1.1%
                                                          ------           -----               ------            -----
                                                          $3,196           100.0%              $3,418            100.0%
                                                          ======           =====               ======            =====



                                                        December 31, 1997                    December 31, 1996
                                                   -----------------------------             --------------------------
                                                                      Percentage                            Percentage
                                                                     of loans to                            of loans to
                                                   Allowance         Total loans              Allowance     Total loans
                                                      (Dollars in thousands)                   (Dollars in thousands)
Commercial, financial and agricultural                      $635            13.7%                $647             14.6%
Real estate - mortgage                                     1,517            65.5%               1,216             68.0%
Real estate - construction                                     -             1.5%                   -               .5%
Consumer                                                   1,264            18.2%               1,350             15.8%
Credit card and other                                        102             1.1%                 155              1.1%
                                                          ------           -----               ------            -----
                                                          $3,518           100.0%              $3,368            100.0%
                                                          ======           =====               ======            =====


                                                        December 31, 1995
                                                   -----------------------------
                                                                      Percentage
                                                                     of loans to
                                                   Allowance         Total loans
                                                       (Dollars in thousands)

Commercial, financial and agricultural                    $1,161            15.5%
Real estate - mortgage                                       682            66.0%
Real estate - construction                                     -             1.6%
Consumer                                                     682            15.7%
Credit card and other                                         89             1.2%
                                                          ------           -----
                                                          $2,614           100.0%
                                                          ======           =====

                                    DEPOSITS


The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years 1999, 1998 and 1997 in the following table :

                                                        1999                     1998                      1997
                                               -----------------------   ----------------------   -------------------------
                                                 Average     Average      Average     Average      Average      Average
                                                 balance    rate paid     balance    rate paid     balance     rate paid

                                                                         (Dollars in thousands)

Non-interest bearing demand deposits               $33,784           -     $ 32,090          -%     $ 29,745           -%
Interest-bearing demand deposits                    40,543       1.47%       37,186       1.97%       35,034        2.02%
Savings, including Money Market deposits            76,990       2.54%       73,305       2.77%       74,124        2.53%
Time deposits                                      143,520       5.04%      151,644       5.42%      150,976        5.41%
                                                  --------                 --------                 --------
Total                                             $294,837                 $294,225                 $289,879
                                                  ========                 ========                 ========

Maturities of time deposits of $100,000 or more outstanding at December 31, 1999 are summarized as follows (Dollars in thousands):

3 months or less                                                 $ 6,458
Over 3 through 6 months                                            2,703
Over 6 through 12 months                                           7,926
Over 12 months                                                     6,272
                                                                --------
Total                                                            $23,359
                                                                ========


                           RETURN ON EQUITY AND ASSETS

The ratio of net income to daily average total assets and average stockholders' equity, and certain other ratios, for the periods noted are as follows:

                                                                        Year ended December 31,
                                                             --------------------------------------------
                                                                  1999            1998            1997
Percentage of net income to:
   Average total assets                                           .91%            .94%            .94%
   Average stockholders' equity                                  9.11%           9.67%          10.18%


Percentage of cash dividends declared per common                44.24%          36.14%          36.76%
share to net income per common share


Percentage of average stockholders' equity to                   10.00%           9.68%           9.22%
average total assets


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

                            ITEM 3. LEGAL PROCEEDINGS

Corporation management is aware of no material pending or threatened litigation in which the Corporation or its subsidiary Bank faces potential loss or exposure, which could materially affect the consolidated financial statements. The Corporation is not aware of any proceedings involving the Corporation that a governmental authority is contemplating.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The number of holders of record of the Corporation's common stock at December 31, 1999 is 769.

Information relating to dividend restrictions is contained on pages 27 and 28 in Financial Statement Footnote No. 12 captioned "Regulatory Matters" of the 1999 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

Other information required by this Item is contained on page 3 under the caption "Market Price and Dividends on Common Stock" of the 1999 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

                         ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is contained on page 4 under the caption "Five Year Summary of Selected Financial Data" of the 1999 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

Information required by this Item is contained on pages 5 through 11 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1999 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is contained on page 10 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk " of the 1999 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information required by this Item is contained on pages 12 through 32 in the 1999 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference:

Independent Auditor's Report

Consolidated Balance Sheets - December 31, 1999 and 1998

Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

Summary of Significant Accounting Policies

Notes to Consolidated Financial Statements

                                     PART II


       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the years ended December 31, 1999 or 1998.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Corporation is contained on pages 17 and 18 under the caption "Election of Directors", and on pages 19 and 20 under the caption "Executive Officers" in the Corporation's Definitive Proxy Statement dated March 24, 2000, for the Annual Meeting of Shareholders to be held on May 9, 2000, and is incorporated herein by reference. Information concerning the failure of a director of the Corporation to comply with share beneficial ownership reporting requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained on page 30 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Definitive Proxy Statement dated March 24, 2000, for the Annual Meeting of Shareholders to be held on May 9, 2000, and is incorporated herein by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

Information concerning compensation of directors and executive compensation is contained on page 19 under the caption "Election of Directors", on pages 20 and 21 under the captions "Executive Compensation" and "Compensation Committee Report" in the Corporation's Definitive Proxy Statement dated March 24, 2000, for the Annual Meeting of Shareholders to be held on May 9, 2000, and is incorporated herein by reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is contained on pages 3, 17 and 18 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the Corporation's Definitive Proxy Statement dated March 24, 2000, for the Annual Meeting of Shareholders to be held on May 9, 2000, and is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning related party transactions is contained on page 30 under the caption "Indebtedness of and Transactions with Officers and Directors" in the Corporation's Definitive Proxy Statement dated March 24, 2000, for the Annual Meeting of Shareholders to be held on May 9, 2000, and is incorporated herein by reference.

                                     PART IV

             ITEM 14. (a) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as a part of this report and are contained on pages 12 through 32 of Exhibit 13 (the 1999 Annual Report to Shareholders of Croghan Bancshares, Inc.):

  Independent Auditor's Report
  Consolidated Balance Sheets - December 31, 1999 and 1998
  Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997
  Consolidated Statements of Stockholders' Equity - Years ended
    December 31, 1999, 1998 and 1997
  Consolidated Statements of Cash Flows - Years ended
   December 31, 1999, 1998 and 1997
  Summary of Significant Accounting Policies
  Notes to Consolidated Financial Statements

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of Regulation S-K) in this filing:

    Regulation                                                                                     Reference to Prior
   S-K Exhibit                                            Document                                  Filing of Exhibit
      Number                                                                                       or of the Exhibit's
                                                                                                Inclusion in this Filing
       3(i)         Amended Articles of Incorporation of Croghan Bancshares, Inc.                          (1)

      3(ii)         Code of Regulations of Croghan Bancshares, Inc.                                        (2)

       4.1          Certificate of Registrant's Common Stock                                               (3)

       4.2          Articles Fourth, Fifth and Eighth of Registrant's Articles of Incorporation            (1)

       4.3          Articles II, III, V, VII and VIII of Registrant's Code of Regulations                  (2)

      10(i)         The Croghan Colonial Bank 401 (k) Plan                                                 (4)

      10(ii)        Executive Supplemental Retirement Plan Agreement                                  Included with
                                                                                                       This filing

        13          Annual Report to Shareholders - 1999                                              Included with
                                                                                                       This filing

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

(4) Included herein by reference to the Registrant's registration statement on Form S-8 dated May 19, 1998 (Reg. No. 333-53075)

                        ITEM 14. (b) REPORTS ON FORM 8-K

None were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         CROGHAN BANCSHARES, INC.

Date:    March 14, 2000                  /s/   Thomas F. Hite
         -------------------            ------------------------------------
                                        Thomas F. Hite, President/CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:

/s/      Allan E. Mehlow                            /s/      Robert H. Moyer
----------------------------------------           ----------------------------
Allan E. Mehlow, Treasurer/                         Robert H. Moyer, Director
Director


/s/      Janet E. Burkett                           /s/      Thomas F. Hite
----------------------------------------           ----------------------------
Janet E. Burkett, Director                          Thomas F. Hite, Director


/s/      Claire F. Johansen                         /s/     K. Brian Pugh
----------------------------------------           ----------------------------
Claire F. Johansen, Director                        K. Brian Pugh, Director

                                                   /s/     J. Terrence Wolfe
----------------------------------------           ----------------------------
John P. Keller, Director                            J. Terrence Wolfe, Director


/s/      Stephen A. Kemper                          /s/      Claude E. Young
----------------------------------------           ----------------------------
Stephen A. Kemper, Director                         Claude E. Young, Director


/s/      Daniel W. Lease                            /s/      Gary L. Zimmerman
----------------------------------------           ----------------------------
Daniel W. Lease, Director                           Gary L. Zimmerman, Director


Date:    March 14, 2000
         -------------------