Form 10-K/A
period 1999-12-31
CROGHAN BANCSHARES INC
filed 2000-04-03
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K / A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

Summary of Significant Accounting Policies

Notes to Consolidated Financial Statements



             ITEM 14. (a) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    Regulation                                                                          Reference to Prior
   S-K Exhibit                             Document                                      Filing of Exhibit
      Number                                                                            or of the Exhibit's
                                                                                     Inclusion in this Filing
       3(i)         Amended Articles of Incorporation of Croghan Bancshares, Inc.               (1)

      3(ii)         Code of Regulations of Croghan Bancshares, Inc.                             (2)

       4.1          Certificate of Registrant's Common Stock                                    (3)

       4.2          Articles Fourth, Fifth and Eighth of Registrant's Articles
                    of Incorporation                                                            (1)

       4.3          Articles II, III, V, VII and VIII of Registrant's Code of
                    Regulations                                                                 (2)

      10(i)         The Croghan Colonial Bank 401 (k) Plan                                      (4)

      10(ii)        Executive Supplemental Retirement Plan Agreement                            (6)

        13          Annual Report to Shareholders - 1999                                        (5)

        21          Subsidiaries of the Registrant                                              (6)

        23          Consent of Independent Auditor                                              (6)

        27          Financial Data Schedule                                                     (6)


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

(4) Included herein by reference to the Registrant's registration statement on Form S-8 dated May 19, 1998 (Reg. No. 333-53075).

(5) Independent Auditor's Report and Financial Statements included with this filing. Other parts previously filed as same numbered exhibit with Registrant's Annual Report on Form 10-K for fiscal year ending December 31, 1999.

(6) Previously filed as same numbered exhibit with Registrant's Annual Report on Form 10-K for fiscal year ending December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CROGHAN BANCSHARES, INC.

Date:    March 31, 2000                        /s/   Thomas F. Hite
         --------------                        --------------------------------
                                               Thomas F. Hite, President/CEO

CLIFTON GUNDERSON LTD.
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS



                          INDEPENDENT AUDITOR'S REPORT



Stockholders and Board of Directors
Croghan Bancshares, Inc.
Fremont, Ohio


We have audited the accompanying consolidated balance sheets of Croghan Bancshares, Inc. and its subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Croghan Bancshares, Inc. and its subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                  [/s/ CLIFTON GUNDERSON LTD.]


Toledo, Ohio
January 11, 2000


                                   Members of
                                      NEXIA
                                  International

                               American Institute
                               of Certified Public
                                   Accountants

CROGHAN BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

                                     ASSETS                                                1999             1998
                                                                                           ----             ----
                                                                                 (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
CASH AND CASH EQUIVALENTS
     Cash and due from banks                                                          $    13,579       $    10,334
     Interest-bearing deposits in other banks                                                  14           -
     Federal funds sold                                                                     2,200             8,300
                                                                                      -----------       -----------
                  Total cash and cash equivalents                                          15,793            18,634
                                                                                      -----------       -----------
INVESTMENT SECURITIES
     Available-for-sale, at fair value                                                     37,336            30,493
     Held-to-maturity, at amortized cost, fair  value of
         $39,556 in 1999 and $45,935 in 1998                                               40,096            45,742
                                                                                      -----------       -----------
                  Total investment securities                                              77,432            76,235
                                                                                      -----------       -----------
LOANS RECEIVABLE                                                                          239,409           239,359
     Less:  Allowance for loan losses                                                       3,196             3,418
                                                                                      -----------       -----------
                  Net loans receivable                                                    236,213           235,941
                                                                                      -----------       -----------
PREMISES AND EQUIPMENT, NET                                                                 7,203             7,821
ACCRUED INTEREST RECEIVABLE                                                                 2,606             2,752
GOODWILL, NET                                                                               7,389             8,027
OTHER ASSETS                                                                                3,950               734
                                                                                      -----------       -----------
TOTAL ASSETS                                                                          $   350,586       $   350,144
                                                                                      ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Deposits:
         Demand, non-interest bearing                                                 $    34,040       $    34,518
         Savings, NOW and Money Market deposit                                            122,143           116,887
         Time                                                                             138,404           150,051
                                                                                      -----------       -----------

                  Total deposits                                                          294,587           301,456

     Federal funds purchased and securities sold under repurchase agreements               11,762             9,140
     Borrowed funds                                                                         7,000             3,335
     Dividends payable                                                                        363               285
     Other liabilities                                                                      1,835             2,223
                                                                                      -----------       -----------

                  Total liabilities                                                       315,547           316,439
                                                                                      -----------       -----------

STOCKHOLDERS' EQUITY
     Common stock, $12.50 par value.  Authorized 3,000,000 shares;
         issued and outstanding 1,908,208 shares and 1,903,754 shares
         in 1999 and 1998, respectively                                                    23,853            23,797
     Surplus                                                                                   74                 3
     Retained earnings                                                                     11,477             9,731
     Accumulated other comprehensive income (loss)                                           (365)              174
                                                                                      -----------       -----------
                  Total stockholders' equity                                               35,039            33,705
                                                                                      -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   350,586       $   350,144
                                                                                      ===========       ===========







 These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.



                                                      CROGHAN BANCSHARES, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                         1999              1998              1997
                                                                                       -------           -------           --------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
     Interest and fees on loans receivable                                             $19,900           $20,639           $ 20,440
     Interest and dividends on investment securities:
         U.S. Treasury securities                                                        1,315             1,757              1,752
         Obligations of U.S. Government agencies
              and corporations                                                           1,933             1,499              1,772
         Obligations of states and political subdivisions                                  714               646                636
         Other securities                                                                  267               153                211
     Interest on federal funds sold                                                        130               457                245
                                                                                       -------           -------           --------

                  Total interest income                                                 24,259            25,151             25,056
                                                                                       -------           -------           --------

INTEREST EXPENSE
     Interest on deposits                                                                9,782            10,993             10,753
     Interest on other borrowings                                                          652               427                475
                                                                                       -------           -------           --------

                  Total interest expense                                                10,434            11,420             11,228
                                                                                       -------           -------           --------

                  Net interest income                                                   13,825            13,731             13,828

PROVISION FOR LOAN LOSSES                                                                  240               240                180
                                                                                       -------           -------           --------

                  Net interest income after provision
                      for loan losses                                                   13,585            13,491             13,648
                                                                                       -------           -------           --------

NON-INTEREST INCOME
     Trust income                                                                          430               373                324
     Service charges on deposit accounts                                                   829               747                720
     Gain (loss) on sale of investment securities                                            2              --                  (27)
     Gain on sale of loans                                                                   4                35               --
     Other operating income                                                                707               587                497
                                                                                       -------           -------           --------

                  Total non-interest income                                              1,972             1,742              1,514
                                                                                       -------           -------           --------

NON-INTEREST EXPENSES
     Salaries, wages and employee benefits                                               6,084             5,594              5,535
     Net occupancy expense of premises                                                     632               654                672
     Amortization of goodwill                                                              638               638                638
     Other operating expenses                                                            3,479             3,538              3,601
                                                                                       -------           -------           --------

                  Total non-interest expenses                                           10,833            10,424             10,446
                                                                                       -------           -------           --------

                  Income before federal income taxes                                     4,724             4,809              4,716

FEDERAL INCOME TAXES                                                                     1,586             1,649              1,609
                                                                                       -------           -------           --------

NET INCOME                                                                             $ 3,138           $ 3,160           $  3,107
                                                                                       =======           =======           ========

NET  INCOME PER SHARE, based on 1,906,120 shares
     in 1999, 1,903,616 shares in 1998 and 1,903,578 shares
     in 1997, respectively                                                             $  1.65           $  1.66           $   1.63
                                                                                       =======           =======           ========



    These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.



                                                      CROGHAN BANCSHARES, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                                                           ACCUMULATED
                                                                                              OTHER
                                               COMMON                        RETAINED     COMPREHENSIVE
                                                STOCK           SURPLUS      EARNINGS      INCOME (LOSS)     TOTAL
                                             ----------        --------      ---------     -------------   ---------

                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE AT DECEMBER 31, 1996                 $    7,932       $   8,989     $   12,622        $   97      $  29,640
                                                                                                          ---------

Comprehensive income:
     Net income                                    --               --           3,107        --              3,107
     Reclassification adjustment for losses
         included in net income, net of
         tax of $9                                 --               --             --             18             18
     Change in net unrealized
         gain (loss), net of
         related income taxes                      --               --             --            (33)           (33)
                                                                                                          ---------

                  Total comprehensive
                      income                                                                                  3,092
                                                                                                          ---------

Cash dividends declared,
     $.60 per share                                --               --          (1,142)          --          (1,142)
                                             ----------        --------      ---------        ------      ---------
BALANCE AT DECEMBER 31, 1997                      7,932           8,989         14,587            82         31,590
                                                                                                          ---------

Comprehensive income:
     Net income                                    --               --           3,160           --           3,160
     Change in net unrealized
         gain (loss), net of
         related income taxes                      --               --             --             92             92
                                                                                                          ---------

                  Total comprehensive
                      income                       --               --             --            --           3,252
                                                                                                          ---------

Transfer for three-for-one stock split           15,863          (8,989)        (6,874)          --             --

Issuance of common stock                              2               3            --            --               5

Cash dividends declared,
     $.60 per share                                --               --          (1,142)          --          (1,142)
                                             ----------        --------      ---------        ------      ---------

BALANCE AT DECEMBER 31, 1998                     23,797               3          9,731           174         33,705
                                                                                                          ---------

Comprehensive income:
     Net income                                    --               --           3,138           --           3,138
     Change in net unrealized
         gain (loss), net of
         related income taxes                      --               --             --           (539)          (539)
                                                                                                          ---------

                  Total comprehensive
                      income                       --               --             --            --           2,599
                                                                                                          ---------

Issuance of common stock                             56              71            --            --             127

Cash dividends declared,
     $.73 per share                                --               --          (1,392)          --          (1,392)
                                             ----------        --------      ---------        ------      ---------

BALANCE AT DECEMBER 31, 1999                 $   23,853        $     74      $  11,477        $(365)      $  35,039
                                             ==========        ========      =========        ======      =========








    These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.



                                                 CROGHAN BANCSHARES, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                       1999               1998               1997
                                                                                     --------           --------           --------
                                                                                      (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                      $  3,138           $  3,160           $  3,107
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation and amortization                                             1,268              1,227              1,100
              Provision for loan losses                                                   240                240                180
              Deferred federal income taxes                                               156                 63                (48)
              FHLB stock dividends                                                        (99)               (94)               (88)
              Increase in cash value of split dollar life
                  insurance policies                                                      (97)              --                 --
              Net amortization of investment security
                  premiums and discounts                                                   96                 11                 66
              Provision for deferred compensation                                          25               --                 --
              Loss (gain) on sale of investment securities                                 (2)              --                   27
              Gain on sale of loans                                                        (4)               (35)              --
              Loss on disposal of equipment                                                16                  3                114
              Decrease (increase) in accrued
                  interest receivable                                                     146               (139)               (33)
              Decrease (increase) in other assets                                         (25)               (38)               115
              Decrease in other liabilities                                              (290)              (136)               (26)
                                                                                     --------           --------           --------

                  Net cash provided by operating activities                             4,568              4,262              4,514
                                                                                     --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of  investment securities                                30,827             36,761             32,314
     Proceeds from sales of available-for-sale
         investment securities                                                          2,000               --                7,011
     Proceeds from sale of loans receivable                                               869              1,805               --
     Proceeds from sale of equipment                                                        5                  6                 12
     Payment of single premiums on split dollar
         life insurance policies                                                       (3,094)              --                 --
     Purchases of investment securities:
         Available-for-sale                                                           (26,749)           (10,018)           (17,522)
         Held-to-maturity                                                              (8,088)           (33,052)           (14,947)
     Net increase in loans receivable                                                  (1,383)            (2,408)            (8,599)
     Capital expenditures                                                                (168)              (476)            (1,145)
                                                                                     --------           --------           --------

                  Net cash used in investing activities                                (5,781)            (7,382)            (2,876)
                                                                                     --------           --------           --------




                                                 CROGHAN BANCSHARES, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                     1999                1998                1997
                                                                                   --------            --------            --------
                                                                                      (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                $ (6,728)           $ 12,544            $ (6,116)
     Increase in federal funds purchased and securities
         sold under repurchase agreements                                             2,622                 477               2,623
     Borrowed funds:
         Proceeds                                                                     5,000               2,000                --
         Repayments                                                                  (1,335)             (1,865)             (3,362)
     Proceeds from issuance of common stock                                             127                   5                --
     Cash dividends paid                                                             (1,314)             (1,142)             (1,142)
                                                                                   --------            --------            --------

                  Net cash provided by (used in)
                      financing activities                                           (1,628)             12,019              (7,997)
                                                                                   --------            --------            --------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                (2,841)              8,899              (6,359)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                                                               18,634               9,735              16,094
                                                                                   --------            --------            --------

CASH AND CASH EQUIVALENTS
     AT END OF YEAR                                                                $ 15,793            $ 18,634            $  9,735
                                                                                   ========            ========            ========

SUPPLEMENTAL DISCLOSURES Cash paid during the year for:
         Interest                                                                  $ 10,732            $ 11,610            $ 11,434
                                                                                   ========            ========            ========

         Federal income taxes                                                      $  1,445            $  1,495            $  1,810
                                                                                   ========            ========            ========

     Non-cash operating activities:
         Change in deferred income taxes on net unrealized
              gain (loss) on available-for-sale securities                         $   (278)           $     48            $     (8)
                                                                                   ========            ========            ========

     Non-cash investing activities:
         Transfer of loans to other real estate                                    $   --              $   --              $    140
                                                                                   ========            ========            ========

         Change in net unrealized gain (loss)
              on available-for-sale securities                                     $   (817)           $    140            $    (23)
                                                                                   ========            ========            ========






    These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Croghan Bancshares, Inc. (the "Corporation") was incorporated on September 27, 1983 in the state of Ohio. The Corporation is a bank holding company and has one wholly-owned subsidiary, The Croghan Colonial Bank (the "Bank"). The Corporation, through its subsidiary, operates in one industry segment, the commercial banking industry. The Bank, an Ohio chartered bank organized in 1888, has its main office in Fremont, Ohio and has branch offices located in Fremont, Bellevue, Clyde, Green Springs, and Monroeville, Ohio. The Bank's primary source of revenue is providing loans to customers primarily located in Sandusky County, the Village of Green Springs, and the northwest portion of Huron County which includes the City of Bellevue and Village of Monroeville. Such customers are predominantly small and middle-market businesses and individuals.

Significant accounting policies followed by the Corporation are presented below.


USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. The most significant areas involving the use of management's estimates and assumptions are the allowance for loan losses, and the carrying value and amortization of goodwill. Actual results could differ from those estimates.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The Bank established a trust department in 1990 and the assets held by the Bank in fiduciary or agency capacities for its customers are not included in the consolidated balance sheets as such items are not assets of the Bank.


CASH AND CASH EQUIVALENTS

The Bank is required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The average reserve balance for the years ended December 31, 1999 and 1998 amounted to $3,348,300 and $3,274,000, respectively.

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold which mature overnight or within three days.

INVESTMENT SECURITIES

The Bank's investment securities are designated at the time of purchase as either held-to-maturity or available-for-sale. Securities designated as held-to-maturity are carried at their amortized cost. Securities designated as available-for-sale are carried at fair value, with unrealized gains and losses, net of applicable income taxes, on such securities recognized in other comprehensive income.

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest and dividends on investment securities.

Gains and losses on sales of investment securities are accounted for on a completed transaction basis, using the specific identification method, and are included in non-interest income.

The Bank does not hold any derivative financial instruments.

LOANS RECEIVABLE

Loans receivable are stated at their principal amount, adjusted for loan fees and costs and net of an allowance for loan losses. Interest is accrued as earned based upon the daily outstanding principal balance.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The allowance for loan losses is determined based on an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for possible loan losses. Such analysis, which is done on a quarterly basis, is based on the character of the loan portfolio, value of any underlying collateral, current economic conditions, past loan loss experience, and such other factors as management believes requires current recognition in estimating loan losses. Various regulatory agencies, as part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Loans are generally placed on a nonaccrual basis when, in the opinion of management, full collection of principal and interest is unlikely. At the time a loan is placed on nonaccrual status, interest previously accrued, but not collected, is charged against current interest income. Income on such loans is then recognized only to the extent that cash is received and where future collections of principal are probable.

A loan is considered impaired when, based on current information and events, it is probably that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value. Loans that experience insignificant payment delays and shortfalls are generally not classified as impaired. Large groups of smaller balance homogenous loans, such as residential real estate, consumer, and credit card are collectively evaluated for impairment and the Bank does not separately identify such loans individually for impairment disclosures.

OTHER REAL ESTATE OWNED

Other real estate owned represents property acquired through foreclosure or deeded to the Bank in lieu of foreclosure on real estate mortgage loans on which the borrowers have defaulted as to payment of principal and interest. Other real estate owned is recorded at the lower of cost or fair value, less estimated costs to sell, and any loan balance in excess of fair value is charged to the allowance for loan losses. Subsequent write-downs are included in other operating expense, as are gains or losses upon sale and expenses related to maintenance of the properties.


PREMISES AND EQUIPMENT

Premises and equipment is stated at cost, less accumulated depreciation. Upon the sale or disposition of the assets, the difference between the depreciated cost and proceeds is charged or credited to income. Depreciation is determined based on the estimated useful lives of the individual assets (typically 20 to 40 years for buildings and 3 to 10 years for equipment) and is computed using both accelerated and straight-line methods.


GOODWILL

Goodwill arising from the 1996 purchase of Union Bancshares Corp. is being amortized on a straight-line basis over a period of 15 years.


ADVERTISING COSTS

All advertising costs are expensed as incurred.

FEDERAL INCOME TAXES

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax assets are recognized for temporary differences that will be deductible in future years' tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years' tax returns.

The Corporation and the Bank are not currently subject to state and local income taxes.


COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in June 1997. Statement 130 establishes standards for reporting and display of comprehensive income (as defined) in a full set of general-purpose financial statements. Statement 130 requires classification of items of other comprehensive income by their nature in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of the balance sheet. The Corporation has only one item of other comprehensive income and has elected to report comprehensive income in the consolidated statements of stockholders' equity.


PER SHARE DATA

Net income per share is computed based on the weighted average number of shares of common stock outstanding during each year, after restatement for stock dividends. Under Financial Accounting Standards Board's Statement No. 128, "Earnings Per Share", which was effective in 1997, this computation is referred to as "basic earnings per share".

Dividends per share are based on the number of shares outstanding at the declaration date, after restatement for stock dividends.

























This information is an integral part of the accompanying consolidated financial statements

                            CROGHAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INVESTMENT SECURITIES

At December 31, 1999, a net unrealized loss of $365,000, net of federal income taxes of $188,000, was reported with respect to carrying available-for-sale investment securities at fair value. At December 31, 1998, such accounting resulted in a net unrealized gain of $174,000, net of federal income taxes of $90,000. Such amounts are reported as accumulated other comprehensive income
(loss).

The amortized cost and fair value of investment securities as of December 31, 1999 and 1998 are as follows:

                                                                                 1999                                1998
                                                                         ---------------------             ----------------------
                                                                      AMORTIZED           FAIR            AMORTIZED          FAIR
                                                                         COST             VALUE             COST             VALUE
                                                                       -------           -------           -------           -------
                                                                                           (DOLLARS IN THOUSANDS)
Available-for-sale:
     U.S. Treasury securities                                          $20,002           $19,895           $28,010           $28,245
     Obligations of U.S. Government
         agencies and corporations                                      17,785            17,338             2,115             2,141
     Obligations of states and
         political subdivisions                                            102               103               104               107
                                                                       -------           -------           -------           -------

                  Total available-for-sale                              37,889            37,336            30,229            30,493
                                                                       -------           -------           -------           -------

Held-to-maturity:
     Obligations of U.S. Government
         agencies and corporations                                      20,204            19,818            28,471            28,463
     Obligations of states and
         political subdivisions                                         14,860            14,811            15,034            15,235
     Other securities                                                    5,032             4,927             2,237             2,237
                                                                       -------           -------           -------           -------

                  Total held-to-maturity                                40,096            39,556            45,742            45,935
                                                                       -------           -------           -------           -------
Total                                                                  $77,985           $76,892           $75,971           $76,428
                                                                       =======           =======           =======           =======

A summary of unrealized gains and losses on investment securities at December 31, 1999 and 1998 follows:

                                                                                1999                         1998
                                                                         ----------------              ---------------
                                                                      GROSS            GROSS          GROSS         GROSS
                                                                   UNREALIZED       UNREALIZED     UNREALIZED     UNREALIZED
                                                                      GAINS           LOSSES          GAINS         LOSSES
                                                                     ------           ------          -----         ------
                                                                           (DOLLARS IN THOUSANDS)
Available-for-sale:
     U.S. Treasury securities                                           $ 2           $  109           $239           $ 4
     Obligations of U.S. Government
         agencies and corporations                                        4              451             27             1
     Obligations of states and political subdivisions                     1             --                3            --
                                                                     ------           ------          -----         -----

                  Total available- for-sale                               7              560            269             5
                                                                     ------           ------          -----         -----

Held-to-maturity:
     Obligations of U.S. Government
         agencies and corporations                                       --              386             73            81
     Obligations of states and political subdivisions                    19               68            202             1
     Other securities                                                    --              105            --             --
                                                                     ------           ------          -----         -----

                  Total held-to-maturity                                 19              559            275            82
                                                                     ------           ------          -----         -----

Total                                                                   $26           $1,119           $544           $87
                                                                     ======           ======          =====         =====

                            CROGHAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and fair value of investment securities at December 31, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           AVAILABLE-FOR-SALE                HELD-TO-MATURITY
                                                           ------------------                ----------------
                                                       AMORTIZED            FAIR           AMORTIZED        FAIR
                                                          COST             VALUE            COST           VALUE
                                                      -----------       -----------     -----------     -----------
                                                                           (DOLLARS IN THOUSANDS)

Due in one year or less                               $    10,011       $     9,984     $    12,148     $    12,055
Due after one year through five years                      26,744            26,220          23,489          23,059
Due after five years through ten years                      1,032             1,029           1,349           1,338
Due after ten years                                           102               103             624             618
Other securities having no maturity date                    -                 -               2,486           2,486
                                                      -----------       -----------     -----------     -----------

Total                                                 $    37,889       $    37,336     $    40,096     $    39,556
                                                      ===========       ===========     ===========     ===========

Investment securities with an amortized cost of $50,360,000 at December 31, 1999 and $36,588,000 at December 31, 1998 were pledged to secure public deposits and for other purposes as required or permitted by law.

Proceeds from sales of investment securities during 1999 and 1997 all related to available-for-sale securities. Proceeds from such sales amounted to $2,000,000 in 1999 resulting in gross realized gains of $2,000. Proceeds from such sales amounted to $7,011,000 in 1997, resulting in gross realized gains and losses of $8,000 and $35,000, respectively. There were no sales of investment securities during 1998.

Other securities primarily consists of corporate obligations and investments in Federal Home Loan Bank of Cincinnati and Federal Reserve Bank of Cleveland stock. The Bank's investment in Federal Home Loan Bank stock amounted to $1,471,000 and $1,372,000 at December 31, 1999 and 1998, respectively. The
Bank's investment in Federal Reserve Bank of Cleveland stock amounted to $697,000 at December 31, 1999 and 1998.

NOTE 2 - LOANS RECEIVABLE

Loans receivable at December 31, 1999 and 1998 consist of the following:

                                                                                        1999                1998
                                                                                        ----                ----
                                                                                         (DOLLARS IN THOUSANDS)
Commercial, financial and agricultural                                             $     31,057        $     32,161
Real estate - residential mortgage                                                      101,418             103,947
Real estate - non-residential mortgage                                                   54,197              51,484
Real estate - construction                                                                  506                 903
Consumer                                                                                 49,682              48,327
Credit card                                                                               2,549               2,537
                                                                                   ------------        ------------

Total                                                                              $    239,409        $    239,359
                                                                                   ============        ============


Fixed rate loans amounted to $129,981,000 at December 31, 1999 and $128,406,000 at December 31, 1998.

The Bank's investment in impaired loans amounted to $316,000 at December 31, 1998 (none at December 31, 1999), including $148,000 of such loans for which an allowance for loan losses has been provided. The following is a summary of the activity in the allowance for loan losses for impaired loans, which is included in the Bank's total allowance for loan losses, for the years ended December 31, 1999 and 1998:

                                                                                           1999                1998
                                                                                           ----                ----
                                                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year                                                               $148                 $71
Reduction for charge-offs                                                                  (148)                  -
Addition for provision                                                                        -                  77

Balance at end of year                                                                    $   0                $148

The average recorded investment in impaired loans for the years ended December 31, 1999 and 1998 amounted to $164,000 and $432,000, respectively. Interest income on impaired loans is accrued based on the principal amounts outstanding. The accrual of interest is discontinued when an impaired loan becomes 90 days delinquent unless it is well collateralized and in the process of collection. For nonaccrual loans, interest income is recorded on a cash basis as long as future collections of principal are probable. Interest income recognized on impaired loans for the years ended December 31, 1998 and 1997 amounted to $27,000 and $90,000, respectively, including $27,000 and $46,000, respectively, which was recognized on a cash basis. There was no interest income recognized on impaired loans for the year ended December 31, 1999.

The amount of loans on a nonaccrual of interest at December 31, 1999 and 1998 amounted to $392,000 and $315,000, respectively. The impact on interest income of such nonaccrual loans was not significant. None of the loans on nonaccrual of interest at December 31, 1999 or 1998 were to directors and executive officers.

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. Such loans are made in the ordinary course of business in accordance with the Bank's normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal collection risk. Such loans amounted to $8,186,000 and $7,347,000 at December 31, 1999 and 1998,
respectively. The following is a summary of activity during 1999 and 1998 for such loans:

                                               BALANCE AT                                               BALANCE
                                                BEGINNING        ADDITIONS          REPAYMENTS           AT END
                                                ---------        ---------          ----------           ------
                                                                     (DOLLARS IN THOUSANDS)
1999                                           $   7,347        $     5,579         $     4,740        $   8,186
                                               =========        ===========         ===========        =========
1998                                           $   8,020        $     7,258         $     7,931        $   7,347
                                               =========        ===========         ===========        =========


Additions and repayments include loan renewals.

Most of the Bank's lending activity is with customers primarily located within Sandusky County, the Village of Green Springs, and the northwest portion of Huron County. As of December 31, 1999 and 1998, the Bank's loans from borrowers in the agriculture industry represent the single largest industry and amounted to $10,835,000 and $10,056,000, respectively. Agricultural loans are generally secured by property, equipment, and crop income. Repayment is expected from cash flow from the harvest and sale of crops. The agricultural customers are subject to the risks of weather and market prices of crops which could have an impact on their ability to repay their loans. Credit losses arising from the Bank's lending experience in the agriculture industry compare favorably with the Bank's loss experience on its loan portfolio as a whole. Credit evaluation of agricultural lending is based on an evaluation of cash flow coverage of principal and interest payments and the adequacy of collateral received.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following represents a summary of the activity in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997:

                                                                          1999              1998            1997
                                                                          ----              ----            ----
                                                                                  (DOLLARS IN THOUSANDS)

Balance at beginning of year                                              $3,418         $  3,518         $3,368
Provision charged to operations                                              240              240            180
Loans charged-off                                                           (630)            (475)          (287)
Recoveries of loans charged-off                                              168              135            257
                                                                         -------          -------         ------

Balance at end of year                                                    $3,196           $3,418         $3,518
                                                                         =======          =======         ======

NOTE 4 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 1999 and 1998:

                                                                                           1999             1998
                                                                                           ----             ----
                                                                                          (DOLLARS IN THOUSANDS)

Land and improvements                                                                  $    1,013        $    1,028
Buildings                                                                                   7,879             8,056
Equipment                                                                                   3,667             3,551
                                                                                       ----------        ----------

                                                                                           12,559            12,635
Accumulated depreciation                                                                    5,356             4,814
                                                                                       ----------        ----------

Premises and equipment, net                                                            $    7,203        $    7,821
                                                                                       ==========        ==========

Depreciation expense amounted to 765,000 in 1999, $766,000 in 1998 and $669,000 in 1997.

NOTE 5 - DEPOSITS

Time deposits at December 31, 1999 and 1998 include individual deposits of $100,000 and over amounting to $23,359,000 and $24,487,000, respectively. Interest expense on time deposits of $100,000 or more amounted to $1,267,000 for 1999, $1,476,000 for 1998 and $1,590,000 for 1997.

At December 31, 1999, the scheduled maturities of time deposits were as follows (dollars in thousands):

2000                                                                                                   $ 101,754
2001                                                                                                      24,855
2002                                                                                                       5,454
2003                                                                                                       4,604
2004                                                                                                       1,493
2005 and after                                                                                               244
                                                                                                       ---------

Total                                                                                                  $ 138,404
                                                                                                       =========

NOTE 6 - BORROWED FUNDS
At December 31, 1999 and 1998, borrowed funds consist of the following:

                                                                                           1999             1998
                                                                                           ----             ----
                                                                                          (DOLLARS IN THOUSANDS)
 Federal Home Loan Bank:

         Secured note, with interest at 7.00%, due April 1, 1999                      $         0        $    1,000
         Secured note, with interest at 5.14%, due October 2005                             2,000             2,000
         Secured note, with interest at 5.89%, due January 2000                             5,000              --
                                                                                       ----------        ----------
                                                                                            7,000             3,000
NBD Bank:
     Term note, with interest at a variable rate (7.25% at December 31, 1998)                --                 335
                                                                                       ----------        ----------

Total borrowed funds                                                                   $    7,000        $    3,335
                                                                                       ==========        ==========

Interest is payable monthly on the Federal Home Loan Bank notes which are secured by stock in the Federal Home Loan Bank of Cincinnati and all eligible mortgage loans. The NBD Bank term note was repaid during 1999.

NOTE 7 - COMMON STOCK

On May 12, 1998, the Board of Directors declared a three-for-one stock split (stock split effected in the form of a 200% stock dividend) to shareholders of record as of May 29, 1998, payable on June 5, 1998. Since the par value of the shares was not adjusted, the stock dividend was recorded at the par value of the additional 1,269,052 shares issued (amounting to $15,863,000) through a transfer to common stock of the balance of the Corporation's surplus ($8,989,000) and a charge to retained earnings ($6,874,000).

                            CROGHAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 8 - OTHER OPERATING EXPENSES

 The following is a summary of other operating expenses for the years ended December 31, 1999, 1998 and 1997:

                                                                                 1999           1998         1997
                                                                                 ----           ----         ----
                                                                                       (Dollars in thousands)
Equipment                                                                    $     805       $    870     $     749
Postage, stationery and supplies                                                   455            458           452
State franchise and other taxes                                                    338            359           352
Professional and examination fees                                                  275            280           285
MasterCard franchise and processing fees                                           322            293           277
Other                                                                            1,284          1,278         1,486
                                                                             ---------       --------     ---------

Total other operating expenses                                               $   3,479       $  3,538     $   3,601
                                                                             =========       ========     =========


NOTE 9 - FEDERAL INCOME TAXES

Total federal income tax expense for 1999, 1998 and 1997 was allocated as follows:

                                                                                1999           1998         1997
                                                                                ----           ----         ----
                                                                                      (DOLLARS IN THOUSANDS)
Income from operations                                                       $   1,586       $  1,649     $   1,609
Stockholders' equity                                                              (278)            48            (8)
                                                                             ---------       --------     ---------

Total                                                                        $   1,308       $  1,697     $   1,601
                                                                             =========       ========     =========

Federal income tax expense allocated to operations consisted of the following for 1999, 1998 and 1997:

                                                                                1999           1998         1997
                                                                                ----           ----         ----
                                                                                    (DOLLARS IN THOUSANDS)
Current expense                                                              $   1,430       $  1,586     $   1,657
Deferred expense (credit)                                                          156             63           (48)
                                                                             ---------       --------     ---------

Total                                                                        $   1,586       $  1,649     $   1,609
                                                                             =========       ========     =========





Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before federal income taxes as a result of the following:

                                                                                1999           1998         1997
                                                                                ----           ----         ----
                                                                                     (DOLLARS IN THOUSANDS)

Expected tax using statutory tax rate of 34%                                 $   1,606       $  1,635     $   1,604
Increase (decrease) in tax resulting from:
     Tax-exempt income on state and municipal securities
         and political subdivision loans                                          (240)          (242)         (250)
     Interest expense associated with carrying certain state and
         municipal securities and political subdivision loans                       34             37            37
     Amortization of goodwill                                                      217            217           217
     Increase in cash value of life insurance policies                             (33)           --           --
     Other, net                                                                      2              2             1
                                                                             ---------       --------     ---------

Total                                                                        $   1,586       $  1,649     $   1,609
                                                                             =========       ========     =========

                            CROGHAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - FEDERAL INCOME TAXES (CONTINUED)

The deferred federal income tax expense (credit) of $156,000 for 1999, $63,000 for 1998 and ($48,000) for 1997 resulted from the tax effects of temporary differences. There was no impact for changes in tax laws and rates or changes in the valuation allowance for deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                                             1999                    1998
                                                                                             ----                    ----
                                                                                                 (DOLLARS IN THOUSANDS)
Deferred tax assets:
     Unrealized loss on securities available-for-sale                                       $   188                 $  --
     Allowance for loan losses                                                                  666                     742
     Accrued vacation and medical insurance expenses                                             56                     109
     Other                                                                                       36                      29
                                                                                            -------                 -------
         Total deferred tax assets                                                              946                     880
                                                                                            -------                 -------
Deferred tax liabilities:
     Unrealized gain on securities available-for-sale                                          --                       (90)
     Purchase accounting basis difference                                                      (608)                   (600)
     Depreciation of premises and equipment                                                    (206)                   (217)
     Federal Home Loan Bank stock dividends                                                    (166)                   (133)
     Deferred loan costs                                                                       (158)                   (158)
     Other                                                                                      (43)                    (39)
                                                                                            -------                 -------
                  Total deferred tax liabilities                                             (1,181)                 (1,237)
                                                                                            -------                 -------
Net deferred tax liabilities                                                                $  (235)                $  (357)
                                                                                            =======                 =======

The net deferred tax liabilities at December 31, 1999 and 1998 are included in other liabilities in the consolidated balance sheets.

The Corporation believes it is more likely than not that the benefit of deferred tax assets will be realized. Therefore, no valuation allowance for deferred tax assets is deemed necessary as of December 31, 1999 and 1998.


NOTE 10 - RETIREMENT PLANS

The Bank sponsors the Croghan Colonial Bank 401(k) Profit Sharing Plan, a defined contribution plan which includes both a profit sharing and employer matching contribution. In 1998, the Plan elected to permit investing in the Corporation's stock subject to various limitations. The Bank's profit sharing and matching contributions to the 401(k) profit sharing plan for the years ended December 31, 1999, 1998 and 1997 amounted to $279,000, $278,000, and $272,000, respectively.

During 1999, the Bank entered into split dollar life insurance policies with certain executive officers to provide for supplemental retirement benefits. Such policies required the payment of single premiums aggregating $3,094,000, resulting in a December 31, 1999 cash value of $3,191,000. Such amount is included in other assets in the 1999 consolidated balance sheet.

In connection with the policies, the Bank has provided a liability for estimated supplemental retirement benefits accumulated through December 31, 1999. Such liability amounts to $25,000 and is included in other liabilities in the 1999 consolidated balance sheet.

No other postretirement benefits are offered to retirees.

NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are primarily loan commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The contract amount of these instruments reflects the extent of involvement the Bank has in these financial instruments.

The Bank's exposure to credit loss in the event of the nonperformance by the other party to the financial instruments for loan commitments to extend credit and letters of credit is represented by the contractual amounts of these instruments. The Bank uses the same credit policies in making loan commitments as it does for on-balance sheet loans.

Financial instruments whose contract amount represents credit risk totalled the following amounts at December 31, 1999 and 1998:

                                                                                            CONTRACT AMOUNT
                                                                                      1999                  1998
                                                                                      ----                  ----
                                                                                        (DOLLARS IN THOUSANDS)

Commitments to extend credit                                                      $    50,017           $    47,942
                                                                                  ===========           ===========

Letters of credit                                                                 $     1,366           $     1,352
                                                                                  ===========           ===========

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.

Letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party and are reviewed for renewal at expiration. At December 31, 1999, letters of credit totalling $901,000 expire in 2000; $400,000 expire in 2001; and $65,000 expire in 2002.
The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank requires collateral supporting these commitments when deemed necessary. The extent of collateral on these commitments at December 31, 1999 and 1998 approximates 100% of the commitments.

NOTE 12 - REGULATORY MATTERS

The Corporation and Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Corporation and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from federal and state banking agencies categorized the Corporation and Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the category.



                                                 CROGHAN BANCSHARES, INC.
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - REGULATORY MATTERS (CONTINUED)
The actual capital amounts and ratios are also presented in the following table:

                                                                                                      MINIMUM
                                                                                                      TO BE
                                                                          MINIMUM               "WELL CAPITALIZED"
                                                                          CAPITAL              UNDER PROMPT CORRECTIVE
                                               ACTUAL                   REQUIREMENT              ACTION PROVISIONS
                                               ------               -------------------        -----------------------
                                         AMOUNT       RATIO         AMOUNT        RATIO         AMOUNT        RATIO
                                         ------       -----         ------        -----         ------        -----
                                                                      (DOLLARS IN THOUSANDS)
As of December 31, 1999:
     Total Capital (to Risk-
         Weighted Assets)
              Consolidated              $    30,829     13.7%   $    17,991        8.0%      $       N/A
              Bank                           30,541     13.6%        17,969        8.0%           22,461        10.0%

     Tier I Capital (to Risk-
         Weighted Assets)
              Consolidated              $    28,013     12.5%   $     8,995        4.0%      $       N/A
              Bank                           27,729     12.4%         8,984        4.0%           13,477         6.0%

     Tier I Capital (to
         Average Assets)
              Consolidated              $    28,013      8.3%   $    13,551        4.0%              N/A
              Bank                           27,729      8.2%        13,541        4.0%           16,926         5.0%
As of December 31, 1998:
     Total Capital (to Risk-
         Weighted Assets)
              Consolidated              $    28,235     13.0%   $    17,434        8.0%              N/A
              Bank                           28,523     13.1%        17,430        8.0%           21,788        10.0%

     Tier I Capital (to Risk-
         Weighted Assets)
              Consolidated              $    25,502     11.7%   $     8,717        4.0%              N/A
              Bank                           25,791     11.8%         8,715        4.0%           13,073         6.0%

     Tier I Capital (to
         Average Assets)
              Consolidated              $    25,502      7.6%   $    13,441        4.0%              N/A
              Bank                           25,791      7.7%        13,441        4.0%           16,801         5.0%

On a parent company only basis, the Corporation's only source of funds are dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions, unless the total dividends in a calendar year exceed the total of its net profits for the year combined with its retained profits of the two preceding years. Under these provisions, approximately $1,480,000 was available for dividends on January 1, 2000, without the need to obtain the approval of the State of Ohio Division of Financial Institutions.

The Board of Governors of the Federal Reserve System generally considers it to be an unsafe and unsound banking practice for a bank holding company to pay dividends except out of current operating income, although other factors such as overall capital adequacy and projected income may also be relevant in determining whether dividends should be paid.

NOTE 13 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

A summary of condensed financial information of the parent company as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 are as follows:

                   CONDENSED BALANCE SHEETS                                            1999                   1998
                                                                                     --------                -------
                                                                                         (DOLLARS IN THOUSANDS)
Assets:
     Cash                                                                            $     13                $    18
     Dividends receivable from subsidiary                                                 363                    285
     Investment in subsidiary                                                          34,755                 33,994
     Investment security - held-to-maturity, at amortized
          cost (fair value of $250,000)                                                   250                   --
     Other assets                                                                          21                     45
                                                                                     --------                -------

Total assets                                                                         $ 35,402                $34,342
                                                                                     ========                =======


Liabilities:
     Borrowed funds                                                                  $   --                  $   335
     Dividends payable                                                                    363                    285
     Other liabilities                                                                   --                       17
                                                                                     --------                -------

                  Total liabilities                                                       363                    637
                                                                                     --------                -------

Stockholders' equity:
     Common stock                                                                      23,853                 23,797
     Surplus                                                                               74                      3
     Retained earnings                                                                 11,477                  9,731
     Accumulated other comprehensive
         Income (loss)                                                                   (365)                   174
                                                                                     --------                -------

                  Total stockholders' equity                                           35,039                 33,705
                                                                                     --------                -------

Total liabilities and stockholders' equity                                           $ 35,402                $34,342
                                                                                     ========                =======


                     CONDENSED STATEMENTS
                         OF OPERATIONS                                   1999               1998               1997
                                                                        ------             ------             ------
                                                                                     (DOLLARS IN THOUSANDS)

Income - dividends from subsidiary                                      $1,877             $3,067             $3,102
Expenses - Interest, professional fees and other
     expenses, net of federal income tax benefit                            39                 87                172
                                                                        ------             ------             ------

                  Income before equity in undistributed
                      net income of subsidiary                           1,838              2,980              2,930

Equity in net income of subsidiary, less dividends                       1,300                180                177
                                                                        ------             ------             ------

Net income                                                              $3,138             $3,160             $3,107
                                                                        ======             ======             ======

NOTE 13 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED STATEMENTS
                         OF CASH FLOWS                                                  1999               1998               1997
                                                                                      -------            -------            -------
                                                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                       $ 3,138            $ 3,160            $ 3,107
     Adjustments to reconcile net income to net
         cash provided by operating activities:
              Equity in net income of subsidiary,
                  less dividends                                                       (1,300)              (180)              (177)
              Increase in dividends receivable                                            (78)              --                 --
              Decrease in other assets                                                     24                 44                 10
              Decrease in other liabilities                                               (17)               (13)               (23)
                                                                                      -------            -------            -------

                  Net cash provided by
                      operating activities                                              1,767              3,011              2,917
                                                                                      -------            -------            -------

Cash flows from investing activities:
     Purchase of held-to-maturity investment security                                    (250)              --                 --
                                                                                      -------            -------            -------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                               127                  5               --
     Repayments of borrowed funds                                                        (335)            (1,865)            (1,863)
     Cash dividends paid                                                               (1,314)            (1,142)            (1,142)
                                                                                      -------            -------            -------

                  Net cash used in financing activities                                (1,522)            (3,002)            (3,005)
                                                                                      -------            -------            -------

                  Net increase (decrease) in cash                                          (5)                 9                (88)

Cash at beginning of the year                                                              18                  9                 97
                                                                                      -------            -------            -------

Cash at end of the year                                                               $    13            $    18            $     9
                                                                                      =======            =======            =======

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires that the estimated fair value of financial instruments, as defined by the Statement, be disclosed. Statement 107 also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments.

The estimated fair values of recognized financial instruments at December 31, 1999 and 1998 are as follows:

                                                                            1999                                     1998
                                                            ------------------------------            -----------------------------
                                                             CARRYING            ESTIMATED            CARRYING             ESTIMATED
                                                              AMOUNT               VALUE                AMOUNT               VALUE
                                                             --------             --------             --------             --------
                                                                                      (DOLLARS IN THOUSANDS)
FINANCIAL ASSETS
     Cash and cash equivalents                               $ 15,793             $ 15,793             $ 18,634             $ 18,634
     Investment securities                                     77,432               76,892               76,235               76,428
     Loans receivable, net                                    236,213              236,623              235,941              239,182
                                                             --------             --------             --------             --------

Total                                                        $329,438             $329,308             $330,810             $334,244
                                                             ========             ========             ========             ========

FINANCIAL LIABILITIES
     Deposits                                                $294,587             $294,628             $301,456             $301,682
     Federal funds purchased
         and securities sold
         under repurchase
         agreements                                            11,762               11,762                9,140                9,140
     Borrowed funds                                             7,000                7,000                3,335                3,335
                                                             --------             --------             --------             --------
Total                                                        $313,349             $313,390             $313,931             $314,157
                                                             ========             ========             ========             ========

The above summary does not include accrued interest receivable, dividends payable, and other liabilities which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.

The Bank also has unrecognized financial instruments at December 31, 1999 and 1998. These financial instruments relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounts to $51,383,000 at December 31, 1999 and $49,294,000 at December 31, 1998. Such
amounts are also considered to be the estimated fair values.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments shown above:

Cash and cash equivalents:

Fair value is determined to be the carrying amount for these items (which include cash on hand, due from banks, interest bearing deposits in other banks, and federal funds sold) because they represent cash or mature in 90 days or less and do not represent unanticipated credit concerns.

Investment securities:

The fair value of investment securities (both available-for-sale and held-to-maturity) is determined based on quoted market prices of the individual securities or, if not available, estimated fair value was obtained by comparison to other known securities with similar risk and maturity characteristics. Such value does not consider possible tax ramifications or estimated transaction costs.

Loans receivable:

Fair value for loans receivable was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans, which re-price at least annually and generally possess low risk characteristics, the carrying amount is believed to be a reasonable estimate of fair value. For fixed rate loans the fair value is estimated based on secondary market quotes from various dealers, considering weighted average rates and terms of the portfolio, adjusted for credit and interest rate risk inherent in the loans. Fair value for nonperforming loans is based on recent appraisals or estimated discounted cash flows. The estimated value of credit card loans is based on existing loans and does not include the value that relates to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio.

Deposit liabilities:

The fair value of core deposits, including demand deposits, savings accounts, and certain money market deposits, is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated using the rates offered at year end for deposits of similar remaining maturities. The estimated fair value does not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the marketplace.

Other financial instruments:

The fair value of commitments to extend credit and letters of credit is determined to be the contract amount since these financial instruments generally represent commitments at existing rates. The fair value of federal funds purchased and securities sold under repurchase agreements is determined to be the carrying amount since these financial instruments represent obligations which are due on demand. The fair value of borrowed funds is determined to be the carrying amount since the interest rates on such borrowings closely approximate current year end rates.

The fair value estimates of financial instruments are made at a specific point in time based on relevant market information. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument over the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Since no ready market exists for a significant portion of the financial instruments, fair value estimates are largely based on judgments after considering such factors as future expected credit losses, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.


NOTE 15 - CONTINGENT LIABILITIES

In the normal course of business, the Corporation and its subsidiary may be involved in various legal actions, but in the opinion of management and its legal counsel, the ultimate disposition of such matters is not expected to have a material adverse effect on the consolidated financial statements.



NOTE 16 - YEAR 2000

Like most entities, the Bank may be exposed to risks associated with Year 2000 dating problems. This problem affects computer software and hardware; transactions with customers, vendors and other entities; and equipment dependent upon microchips. The Bank recognizes that Year 2000 dating problems pose a risk beyond January 1, 2000 as errors may not become evident until after that date. The Bank has performed the remediation steps it believes necessary to address Year 2000 dating problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of Year 2000 dating problems on third parties with which the Bank does business. If remediation efforts of the Bank or third parties with which it does business are not successful, it is possible the Year 2000 dating problem could negatively impact the Corporation's consolidated financial condition and results of operations. The Corporation does not believe any significant Year 2000 dating problems have occurred.


























      This information is an integral part of the accompanying consolidated financial statements.