Form 10-Q
period 2000-03-31
CROGHAN BANCSHARES INC
filed 2000-04-07
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended March 31, 2000



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         1,909,215 Common shares were outstanding as of March 31, 2000.



This document contains 11 pages.

                            CROGHAN BANCSHARES, INC.

                                      Index

PART I.                                                               Page(s)

    Item 1.  Financial Statements                                                3 -  6
    Item 2.  Management's Discussion and Analysis                                7 -  9
    Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk - There have been no material changes from the
               information provided in the December 31, 1999 Form 10-K

PART II.

    Item 1.  Legal Proceedings - None
    Item 2.  Changes in Securities - None
    Item 3.  Defaults Upon Senior Securities - None
    Item 4.  Submission of Matters to a Vote of Security Holders - None
    Item 5.  Other Information - None
    Item 6.  Exhibits and Reports on Form 8-K:
               (a)  Exhibit 27 - Financial data schedule                         11
               (b)  A Form 8-K dated February 16, 2000 was filed on
                    February 16, 2000 reporting the retirement of
                    Albert C. Nichols, Chairman of the Board.

Signatures                                                                       10

                            CROGHAN BANCSHARES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                      March 31         December 31
                                     ASSETS                                             2000               1999
                                                                              (Dollars in thousands, except par value)

CASH AND CASH EQUIVALENTS
      Cash and due from banks                                                         $  11,534         $  13,579
      Interest-bearing deposits in other banks                                                -                14
      Federal funds sold                                                                  4,000             2,200
                                                                                      ---------         ---------
                             Total cash and cash equivalents                             15,534            15,793
                                                                                      ---------         ---------
INVESTMENT SECURITIES
      Available-for-sale, at fair value                                                  35,179            37,336
      Held-to-maturity, at amortized cost, fair value of $38,238 in 2000
             and $39,556 in 1999                                                         39,088            40,096
                                                                                      ---------         ---------
                             Total investment securities                                 74,267            77,432
                                                                                      ---------         ---------
LOANS RECEIVABLE                                                                        240,956           239,409

      Less:  Allowance for loan losses                                                    3,158             3,196
                                                                                      ---------         ---------
                             Net loans receivable                                       237,798           236,213
                                                                                      ---------         ---------
PREMISES AND EQUIPMENT, NET                                                               7,135             7,203
ACCRUED INTEREST RECEIVABLE                                                               2,532             2,606
OTHER REAL ESTATE OWNED                                                                       -                 -
GOODWILL, NET                                                                             7,229             7,389
OTHER ASSETS                                                                              4,002             3,950
                                                                                      ---------         ---------
TOTAL ASSETS                                                                          $ 348,497         $ 350,586
                                                                                      =========         =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits:
           Demand, non-interest bearing                                               $  39,787         $  34,040
           Savings, NOW and Money Market deposits                                       120,207           122,143
           Time                                                                         137,495           138,404
                                                                                      ---------         ---------
                             Total deposits                                             297,489           294,587

      Federal funds purchased and securities sold under repurchase agreements             9,013            11,762
      Borrowed funds                                                                      4,000             7,000
      Dividends payable                                                                     382               363
      Other liabilities                                                                   2,172             1,835
                                                                                      ---------         ---------
                             Total liabilities                                          313,056           315,547
                                                                                      ---------         ---------
STOCKHOLDERS' EQUITY
      Common stock, $12.50 par value.  Authorized 3,000,000 shares; issued and
           outstanding 1,909,215 shares in 2000 and 1,908,208 in 1999                    23,865            23,853
      Surplus                                                                                86                74
      Retained earnings                                                                  11,939            11,477
      Accumulated other comprehensive income (loss)                                        (449)             (365)
                                                                                      ---------         ---------
                             Total stockholders' equity                                  35,441            35,039
                                                                                      ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 348,497         $ 350,586
                                                                                      =========         =========


See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)

                                                                                                   Three months ended
                                                                                                       March 31
                                                                                                   2000          1999
                                                                                                 (Dollars in thousands,
                                                                                                 except per share data)
INTEREST INCOME
      Interest and fees on loans receivable                                                       $5,083        $4,937
      Interest and dividends on investment securities:
           U.S. Treasury securities                                                                  252           387
           Obligations of U.S. Government agencies and corporations                                  501           443
           Obligations of states and political subdivisions                                          160           171
           Other securities                                                                           74            41
      Interest on federal funds sold                                                                  18            69
                                                                                                  ------        ------
                             Total interest income                                                 6,088         6,048
                                                                                                  ------        ------
INTEREST EXPENSE
      Interest on deposits                                                                         2,333         2,589
      Interest on other borrowings                                                                   170           103
                                                                                                  ------        ------
                             Total interest expense                                                2,503         2,692
                                                                                                  ------        ------
                             Net interest income                                                   3,585         3,356

PROVISION FOR LOAN LOSSES                                                                             75            60
                                                                                                  ------        ------
                             Net interest income after provision for loan losses                   3,510         3,296
                                                                                                  ------        ------
NON-INTEREST INCOME
      Trust income                                                                                   117           108
      Service charges on deposit accounts                                                            222           183
      Gain (loss) on sale of investment securities                                                     -             -
      Gain (loss) on sale of loans                                                                     -             1
      Other operating income                                                                         215           127
                                                                                                  ------        ------
                             Total non-interest income                                               554           419
                                                                                                  ------        ------
NON-INTEREST EXPENSES
      Salaries, wages and employee benefits                                                        1,560         1,468
      Net occupancy expense of premises                                                              173           163
      Amortization of goodwill                                                                       160           160
      Other operating expenses                                                                       901           863
                                                                                                  ------        ------
                             Total non-interest expenses                                           2,794         2,654
                                                                                                  ------        ------
                             Income before federal income taxes                                    1,270         1,061

FEDERAL INCOME TAXES                                                                                 426           365
                                                                                                  ------        ------
NET INCOME                                                                                        $  844        $  696
                                                                                                  ======        ======

      Net income per share, based on 1,908,696 shares in 2000 and 1,903,878 shares in 1999        $  .44        $  .37
                                                                                                  ======        ======
      Dividends declared, based on 1,909,215 shares in 2000 and 1,904,091 shares in 1999          $  .20        $  .17
                                                                                                  ======        ======

COMPREHENSIVE INCOME                                                                              $  760        $  603
                                                                                                  ======        ======


See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   Three months ended
                                                                                                        March 31
                                                                                                  2000            1999
                                                                                                 (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                               $    844         $    696
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                                       315              316
                Provision for loan losses                                                            75               60
                Deferred federal income taxes                                                       (24)              50
                FHLB stock dividends                                                                (26)             (24)
                Increase in cash value of life insurance policies                                   (42)               -
                Net amortization of investment security premiums and discounts                       27               20
                Loss (gain) on sale of investment securities                                          -                -
                Loss (gain) on sale of loans                                                          -               (1)
                Loss (gain) on disposal of equipment                                                  1                1
                Decrease (increase) in accrued interest receivable                                   74               98
                Decrease (increase) in other assets                                                 (10)             (68)
                Increase (decrease) in other liabilities                                            405              337
                                                                                               --------         --------
                             Net cash provided by operating activities                            1,639            1,485
                                                                                               --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of investment securities:
                Available-for-sale                                                               (3,000)         (10,785)
                Held-to-maturity                                                                      -           (6,096)
      Proceeds from maturities of investment securities                                           6,036           12,237
      Proceeds from sales of available-for-sale investment securities                                 -                -
      Proceeds from sale of loans receivable                                                          -              112
      Net decrease (increase) in loans receivable                                                (1,660)           7,394
      Capital expenditures                                                                         (124)             (75)
      Proceeds from sale of equipment                                                                 -                -
                                                                                               --------         --------
                             Net cash provided by (used in) investing activities                  1,252            2,787
                                                                                               --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits                                                         2,936           (4,351)
      Increase (decrease) in federal funds purchased and securities sold
         under repurchase agreements                                                             (2,748)          (5,130)
      Increase (decrease) in borrowed funds                                                      (3,000)            (335)
      Proceeds from issuance of common stock                                                         25               10
      Cash dividends paid                                                                          (363)            (286)
                                                                                               --------         --------
                             Net cash provided by (used in) financing activities                 (3,150)         (10,092)
                                                                                               --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (259)          (5,820)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 15,793           18,634
                                                                                               --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 15,534         $ 12,814
                                                                                               ========         ========

SUPPLEMENTAL DISCLOSURES
      Cash paid during the period for:

                Interest                                                                       $  2,593         $  2,813
                                                                                               ========         ========
                Federal income taxes                                                           $      -         $      -
                                                                                               ========         ========
      Transfer of loans to other real estate                                                   $      -         $      -
                                                                                               ========         ========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                  Notes to Consolidated Financial Statements
                                March 31, 2000
                                 (Unaudited)


(1)  Consolidated Financial Statements

     The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

(2)  NEW ACCOUNTING PRINCIPLE

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Under Statement 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives is reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. Statement 137 was issued in June 1999, and deferred the effectiveness of Statement 133 to all quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted. The Corporation has not yet adopted Statement 133, but it is not expected to have a material impact on the consolidated financial statements.

                            CROGHAN BANCSHARES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When or if used in the Corporations's Securities and Exchange Commission filings or, other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases:
"anticipate", "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "is estimated", "is projected", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any such statements are subject to risks and uncertainties that include but are not limited to: changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area, and competition. All or some of these factors could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Corporation cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date made, and advises readers that various factors including regional and national economic conditions, substantial changes in the levels of market interest rates, credit and other risks associated with lending and investing activities, and competitive and regulatory factors could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PERFORMANCE SUMMARY

Assets at March 31, 2000 totalled $348,497,000 compared to $350,587,000 at 1999 year end. Total deposits increased to $297,489,000 from $294,588,000 at year end and total loans increased to $240,956,000 from $239,409,000 at year end.

Net income for the quarter ended March 31, 2000 was $844,000 or $.44 per common share compared to $696,000 or $.37 per common share for the same period in 1999. Operating results for the quarter ended March 31, 2000 were positively impacted by an increase in the net interest margin resulting from an increase in loans of $9,194,000 as well as a decrease in the cost of funds as compared to the quarter ended March 31, 1999.

DEPOSITS, LOANS, INVESTMENT SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at March 31, 2000 increased $2,902,000 or 1.0 percent from 1999 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) increased $3,811,000 while the time deposit category decreased $909,000. Total loans increased $1,547,000 or .6 percent from 1999 year end. Total investment securities decreased $3,165,000 or 4.1 percent from 1999 year end.

Stockholders' equity at March 31, 2000 increased to $35,441,000 or $18.56 book value per common share compared to $35,039,000 or $18.36 book value per common share at December 31, 1999. Stockholders' equity at March 31, 2000 included accumulated other comprehensive loss consisting of the net unrealized loss on investment securities classified as available-for-sale. At March 31, 2000, Croghan held $35,179,000 of available-for-sale securities with a net unrealized loss of $449,000 net of income taxes. This compares to 1999 year-end holdings of $37,336,000 with a net unrealized loss of $365,000 net of income taxes. Consistent with the Corporation's quarterly dividend policy, a dividend of $.20 per share was declared on March 14, 2000 to be distributed on April 29, 2000.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, increased $229,000 for the quarter ended March 31, 2000 compared to the same period in 1999. The net interest yield (net interest income divided by average earning assets) was 4.58 percent for the quarter ended March 31, 2000 compared to 4.23 percent for the quarter ended March 31, 1999.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

                                               Three Months Ended   Twelve Months Ended
                                                     March 31,        December 31,
                                                       2000               1999
                                                       (Dollars in thousands)
Provision for loan losses charged
      to expense                                     $   75             $  240
Net loan charge-offs                                    113                462
Net loan charge-offs as a percent of
    average outstanding net loans                       .05%               .20%
Nonaccrual loans                                     $  301             $  392
Loans past due 90 days or more                        1,650              2,144
Potential problem loans, other than those
    past due 90 days or more, nonaccrual,
    or restructured                                   1,028              1,176
Allowance for loan losses                             3,158              3,196
Allowance for loan losses as a
    percent of period-end loans                        1.31%              1.33%

The first quarter 2000 provision for loan losses appearing in the Consolidated Statements of Operations and Comprehensive Income totalled $75,000. This provision compares to $60,000 for the first quarter of 1999. Actual net loan charge offs were $113,000 for the first three months of 2000 compared to $92,000 during the same period in 1999.

Nonaccrual loans totalled $301,000 at March 31, 2000 compared to $392,000 at December 31, 1999. Loans past due 90 days or more decreased $494,000 and other potential problem loans decreased $148,000 from the December 31, 1999 figures. The asset quality trends will continue to be monitored throughout 2000 to ensure adequate provisions are calculated and expensed. The Corporation's allowance for loan losses as a percentage of outstanding loans declined to 1.31 percent at March 31, 2000 compared to 1.33 percent at December 31, 1999.

It is the Corporation's policy to maintain the allowance for loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is conducted by an outside consulting firm which facilitates the early identification of problem loans and ensures sound credit decisions. Management considers the allowance at March 31, 2000 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $135,000 or 32.2 percent for the quarter ended March 31, 2000. Trust department fee income increased $9,000 between quarterly periods and service charges on deposit accounts increased $39,000 between comparable quarterly periods. Gains on the sale of loans to the Federal Home Loan Mortgage Corporation (Freddie Mac) totalled $1,000 for the first quarter of 1999 compared to no such gains in 2000.

Other operating income increased $88,000 between quarterly periods. Included in other operating income for the first three months of 2000 were $34,000 in fees generated from the Invest Division which markets products that are not FDIC insured (e.g., mutual funds and annuities). This compares to $11,000 in fees earned during the same period in 1999. Also included in other operating income for the first three months of 2000 was $42,000 relating to the increase in cash value of split dollar life insurance (none for the same period in 1999).

NON-INTEREST EXPENSES

Total non-interest expenses increased $140,000 or 5.3 percent for the quarter ended March 31, 2000 compared to the same period in 1999. Salaries, wages and employee benefits increased $92,000 between quarterly periods and net occupancy expense of bank premises increased $10,000 between quarterly periods.

Goodwill amortization associated with the August 1, 1996 purchase of Union Bancshares Corp. was unchanged for the two comparable quarterly periods while other operating expenses increased $38,000 or 4.4 percent between quarterly periods.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $61,000 or 16.7 percent between quarterly periods due primarily to higher income before federal income taxes. The Corporation's effective tax rate for the quarter ended March 31, 2000 decreased to 33.6 percent compared to 34.4 percent for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

An average federal funds sold position of $1,259,000 was maintained for the quarterly period ended March 31, 2000. Short-term borrowings of federal funds purchased and securities sold under repurchase agreements averaged $9,538,000 for the same quarterly period.

Borrowings from the Federal Home Loan Bank totalled $4,000,000 at March 31, 2000, with $2,000,000 due in September 2000 and $2,000,000 due in October 2005.

Capital expenditures for bank premises and equipment totalled $124,000 for the quarter ended March 31, 2000. This compares to $75,000 for same period in 1999. Projected 2000 capital expenditures total $350,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CROGHAN BANCSHARES, INC
                                            -------------------------------
                                                      Registrant



Date:      April 7, 2000                        /s/ Thomas Hite
      ------------------------              -------------------------------
                                               Thomas F. Hite, President

Date:      April 7, 2000                       /s/ Allan E. Mehlow
      ------------------------              -------------------------------
                                               Allan E. Mehlow, Treasurer