Form 10-Q
period 2000-06-30
CROGHAN BANCSHARES INC
filed 2000-07-27
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended June 30, 2000



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



        1,910,776 Common shares were outstanding as of June 30, 2000.


This document contains 29 pages.

                            CROGHAN BANCSHARES, INC.

                                     Index
PART I.                                                                  Page(s)

Item 1.  Financial Statements                                            5 -  8
Item 2.  Management's Discussion and Analysis                            9 - 11
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk - There have been no material changes from the information provided in the December 31, 1999 Form 10-K.

PART II.

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Security Holders:
         (a)  The annual meeting of shareholders of Croghan
              Bancshares, Inc. was held on May 9, 2000.
         (b) Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for Directors and all nominees were elected.
         (c)  Other matters voted upon - the results are presented as follows:

          1. Proposal to adopt an amendment to the Amended Articles of Incorporation to require a supermajority vote of two-thirds of the outstanding shares for certain shareholder actions if the Board of Directors recommends against the approval of such actions.

                              For     Against    Abstain
                              ---     -------    -------
                           1,197,282  273,325     30,070

          2. (i) Classification of the Board of Directors into three classes of four directors each, with terms expiring in successive years.

                              For     Against    Abstain
                              ---     -------    -------
                           1,228,139  255,640     16,898

             (ii) Establishment of advance notice requirements for shareholder nominations for the Board of Directors.

                              For     Against    Abstain
                              ---     -------    -------
                           1,240,941  243,188     16,548

             (iii) The requirement of cause and a vote of the holders of two-
                   thirds of the outstanding shares of the Corporation to remove directors and the ability of directors to fill vacancies.

                              For     Against    Abstain
                              ---     -------    -------
                           1,280,209  204,920     15,548

             (iv) The increase of the required vote for shareholders to call meetings of shareholders to 50% of the outstanding shares of the Corporation.

                              For     Against    Abstain
                              ---     -------    -------
                           1,229,136  252,432     19,109

             (v) The expansion of the indemnification available to directors and officers.

                              For     Against    Abstain
                              ---     -------    -------
                           1,234,089  250,588     16,000

             (vi) Certain technical changes and the removal of obsolete provisions in the Code of Regulations.

                              For     Against    Abstain
                              ---     -------    -------
                           1,418,784  204,457     16,281

             (vii) Adoption of the Amended and Restated Code of Regulations in
                   its entirety.

                              For     Against    Abstain
                              ---     -------    -------
                           1,388,272  229,945     21,305

         3.   Election of directors.

               Directors        Term         For     Withheld   Abstain
               ---------        ----         ---     --------   -------
             Janet E. Burkett    1 yr.     1,535,619   103,903       0
             Daniel W. Lease     1 yr.     1,548,727    90,795       0
             John P. Keller      1 yr.     1,527,895   111,627       0
             Allan E. Mehlow     1 yr.     1,536,985   102,537       0
             Thomas F. Hite      2 yr.     1,539,462   100,060       0
             Robert H. Moyer     2 yr.     1,539,462   100,060       0
             J. Terrence Wolfe   2 yr.     1,532,570   106,952       0
             Gary L. Zimmerman   2 yr.     1,530,046   109,476       0
             Claire F. Johansen  3 yr.     1,509,688   129,834       0
             Stephen A. Kemper   3 yr.     1,536,056   103,466       0
             K. Brian Pugh       3 yr.     1,545,430    94,092       0
             Claude E. Young     3 yr.     1,542,308    97,214       0

         4. To adopt the Shareholder Proposal requiring confidential voting of proxies and independent inspectors of election, both monitored by a third party.

                              For     Against    Abstain
                              ---     -------    -------
                           302,931  1,143,160     54,586

         5. To adopt the Shareholder Proposal requiring disclosure to shareholders of offers to purchase or merge with the Corporation within 10 days of receipt of such offers by the Corporation.

                              For     Against    Abstain
                              ---     -------    -------
                           309,226  1,139,627     51,824

         6. To adopt the Shareholder Proposal prohibiting service on the Board of Directors of individuals who are 72 or older.

                              For     Against    Abstain
                              ---     -------    -------
                           261,493  1,192,310     46,874

         (d)  Not applicable.

Item 5.  Other Information - None
Item 6.  Exhibits and Reports on Form 8-K:
         (a)  Exhibit 3(ii) - Amended and Restated Code of            13
              Regulations
              Exhibit 27 - Financial Data Schedule                    29
         (b)  None

Signatures                                                            12

                            CROGHAN BANCSHARES, INC.

                    Consolidated Balance Sheets (Unaudited)

                                                                                June 30      December 31
                    ASSETS                                                       2000            1999
                                                                        (Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
  Cash and due from banks                                                      $  11,120      $  13,579
  Interest-bearing deposits in other banks                                          --               14
  Federal funds sold                                                                --            2,200
                                                                               ---------      ---------
          Total cash and cash equivalents                                         11,120         15,793
                                                                               ---------      ---------
INVESTMENT SECURITIES
  Available-for-sale, at fair value                                               36,737         37,336
  Held-to-maturity, at amortized cost, fair value of $37,804 in 2000
     and $39,556 in 1999                                                          38,281         40,096
                                                                               ---------      ---------
          Total investment securities                                             75,018         77,432
                                                                               ---------      ---------
LOANS RECEIVABLE                                                                 246,039        239,409
  Less:  Allowance for loan losses                                                 3,089          3,196
                                                                               ---------      ---------
          Net Loans Receivable                                                   242,950        236,213
                                                                               ---------      ---------
PREMISES AND EQUIPMENT, NET                                                        6,977          7,203
ACCRUED INTEREST RECEIVABLE                                                        2,555          2,606
OTHER REAL ESTATE OWNED                                                             --             --
GOODWILL, NET                                                                      7,070          7,389
OTHER ASSETS                                                                       4,060          3,950
                                                                               ---------      ---------
TOTAL ASSETS                                                                   $ 349,750      $ 350,586
                                                                               =========      =========
      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
      Demand, non-interest bearing                                             $  33,432      $  34,040
      Savings, NOW and Money Market deposits                                     113,839        122,143
      Time                                                                       136,723        138,404
                                                                               ---------      ---------
           Total deposits                                                        283,994        294,587

  Federal funds purchased and securities sold under repurchase agreements         21,343         11,762
  Borrowed funds                                                                   6,000          7,000
  Dividends payable                                                                  382            363
  Other liabilities                                                                1,992          1,835
                                                                               ---------      ---------
          Total liabilities                                                      313,711        315,547
                                                                               ---------      ---------
STOCKHOLDERS' EQUITY
  Common stock, $12.50 par value.  Authorized 3,000,000 shares; issued and
      outstanding 1,910,776 shares in 2000 and 1,908,208 shares in 1999           23,885         23,853
  Surplus                                                                             94             74
  Retained earnings                                                               12,457         11,477
  Accumulated other comprehensive income (loss)                                     (397)          (365)
                                                                               ---------      ---------
          Total stockholders' equity                                              36,039         35,039
                                                                               ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                               $ 349,750      $ 350,586
                                                                               =========      =========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.

   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                       Three months ended        Six months ended
                                                                             June 30                 June 30
                                                                         2000       1999        2000         1999
                                                                     (Dollars in thousands,   (Dollars in thousands,
                                                                     except per share data)   except per share data)

INTEREST INCOME
  Interest and fees on loans receivable                                $ 5,317     $ 4,939     $10,400     $ 9,877
  Interest and dividends on investment securities:
    U.S. Treasury securities                                               229         343         482         730
    Obligations of U.S. Government agencies and corporations               556         486       1,057         928
    Obligations of states and political subdivisions                       155         185         314         355
    Other securities                                                        75          74         149         115
Interest on federal funds sold                                              23          19          41          89
                                                                       -------     -------     -------     -------
               Total interest income                                     6,355       6,046      12,443      12,094
                                                                       -------     -------     -------     -------
INTEREST EXPENSE
  Interest on deposits                                                   2,385       2,437       4,718       5,026
  Interest on other borrowings                                             264         147         434         250
                                                                       -------     -------     -------     -------
               Total interest expense                                    2,649       2,584       5,152       5,276
                                                                       -------     -------     -------     -------
               Net interest income                                       3,706       3,462       7,291       6,818

PROVISION FOR LOAN LOSSES                                                  100          60         175         120
                                                                       -------     -------     -------     -------
               Net interest income after provision for loan losses       3,606       3,402       7,116       6,698
                                                                       -------     -------     -------     -------
NON-INTEREST INCOME
  Trust income                                                             118         107         234         216
  Service charges on deposit accounts                                      231         197         453         379
  Gain (loss) on sale of investment securities                            --          --          --          --
  Gain (loss) on sale of loans                                            --             3        --             4
  Other operating income                                                   221         166         436         293
                                                                       -------     -------     -------     -------
               Total non-interest income                                   570         473       1,123         892
                                                                       -------     -------     -------     -------
NON-INTEREST EXPENSES
  Salaries, wages and employee benefits                                  1,540       1,488       3,100       2,956
  Net occupancy expense of premises                                        156         157         329         320
  Amortization of goodwill                                                 160         159         319         319
  Other operating expenses                                                 960         906       1,861       1,769
                                                                       -------     -------     -------     -------
               Total non-interest expenses                               2,816       2,710       5,609       5,364
                                                                       -------     -------     -------     -------
               Income before federal income taxes                        1,360       1,165       2,630       2,226

FEDERAL INCOME TAXES                                                       460         380         886         745
                                                                       -------     -------     -------     -------
NET INCOME                                                             $   900     $   785     $ 1,744     $ 1,481
                                                                       =======     =======     =======     =======
 Net income per share, based on 1,909,471 shares in 2000 and
  1,904,488 shares in 1999                                             $   .47     $   .41     $   .91     $   .78
                                                                       =======     =======     =======     =======
 Dividends declared per share                                          $   .20     $   .18     $   .40     $   .35
                                                                       =======     =======     =======     =======

COMPREHENSIVE INCOME                                                   $   953     $   482     $ 1,712     $ 1,085
                                                                       =======     =======     =======     =======

See notes to consolidated financial statements.

                          CROGHAN BANCSHARES, INC.

              Consolidated Statements of Cash Flows (Unaudited)

                                                                                                    Six months ended
                                                                                                        June 30
                                                                                             2000                      1999
                                                                                                 (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                               $  1,744                 $  1,481
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                           631                      633
        Provision for loan losses                                                               175                      120
        Deferred federal income taxes                                                           (14)                     132
        FHLB stock dividend                                                                     (53)                     (48)
        Net amortization of investment security premiums and discounts                           51                       44
        Loss (gain) on sale of investment securities                                              -                        -
        Loss (gain) on sale of loans                                                              -                       (4)
        Loss (gain) on disposal of equipment                                                      1                       16
        Increase in cash value of life insurance                                                (79)                     (24)
        Decrease (increase) in accrued interest receivable                                       51                       63
        Decrease (increase) in other assets                                                     (30)                       3
        Increase (decrease) in other liabilities                                                186                     (216)
                                                                                           --------                 --------
               Net cash provided by operating activities                                      2,663                    2,200
                                                                                           --------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities:
        Available-for-sale                                                                   (5,500)                 (21,751)
        Held-to-maturity                                                                       (713)                  (7,313)
  Proceeds from maturities of investment securities                                           8,582                   20,316
  Proceeds from sale of available-for-sale investment securities                                  -                    1,000
  Proceeds from sale of loans receivable                                                          -                      869
  Net decrease (increase) in loans receivable                                                (6,912)                   5,225
  Payment of single premiums on split dollar life insurance policies                              -                   (3,094)
  Capital expenditures                                                                         (158)                    (109)
  Proceeds from sale of equipment                                                                 -                        5
                                                                                           --------                 --------
               Net cash provided by (used in) investing activities                           (4,701)                  (4,852)
                                                                                           --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in total deposits                                                 (10,523)                 (11,516)
  Increase (decrease) in federal funds purchased and securities sold under
    repurchase agreements                                                                     9,581                    2,644
  Increase (decrease) in borrowed funds                                                      (1,000)                   3,665
  Proceeds from issuance of common stock                                                         51                       86
  Cash dividends paid                                                                          (744)                    (609)
                                                                                           --------                 --------
  Net cash provided by (used in) financing activities                                        (2,635)                  (5,730)
                                                                                           --------                 --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (4,673)                  (8,382)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             15,793                   18,634
                                                                                           --------                 --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 11,120                 $ 10,252
                                                                                           ========                 ========

SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
          Interest                                                                         $  5,247                 $  5,395
                                                                                           ========                 ========
          Federal income taxes                                                             $    760                 $    575
                                                                                           ========                 ========
  Transfer of loans to other real estate                                                   $      -                 $      -
                                                                                           ========                 ========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                 June 30, 2000
                                  (Unaudited)

(1)   Consolidated Financial Statements

      The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

(2)   NEW ACCOUNTING PRINCIPLE

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Under Statement 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives is reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. Statement 133 was issued in June 1999, and deferred the effectiveness of Statement 133 to all quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted.

      There was no impact on the Corporation's consolidated financial statements as a result of adopting Statement 133 during the second quarter of 2000 since the Corporation did not hold any derivative instruments or conduct hedging activities during the period.

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

PERFORMANCE SUMMARY

Assets at June 30, 2000 totalled $349,750,000 compared to $350,586,000 at 1999 year end. Total deposits decreased to $283,994,000 from $294,587,000 at year end and total loans receivable increased to $246,039,000 from $239,409,000 at year end.

Net income for the quarter ended June 30, 2000 was $900,000 or $.47 per common share compared to $785,000 or $.41 per common share for the same period in 1999,and net income for the six-month period ended June 30, 2000 was $1,744,000 or $.91 per common share compared to $1,481,000 or $.78 per common share for the same period in 1999. Operating results for 2000 continued to be positively impacted by an increase in the net interest margin and increase in loans receivable from one year ago levels.

DEPOSITS, LOANS RECEIVABLE, INVESTMENT SECURITIES, OTHER LIABILITIES, AND STOCKHOLDERS' EQUITY

Total deposits at June 30, 2000 decreased $10,593,000 or 3.6 percent from 1999 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $8,912,000 while the time deposit category decreased $1,681,000. Total loans receivable increased $6,630,000 or 2.8 percent from 1999 year end. Total investment securities decreased $2,414,000 or 3.1 percent from 1999 year end as a result of proceeds from maturing securities being used to fund loan demand. Federal funds purchased and securities sold under repurchase agreements increased $9,581,000 and represented a source of funding to replace deposits.

Stockholders' equity at June 30, 2000 increased to $36,039,000 or $18.86 book value per common share compared to $35,039,000 or $18.36 book value per common share at December 31, 1999. Stockholders' equity at June 30, 2000 included accumulated other comprehensive loss consisting of the net unrealized loss on investment securities classified as available-for-sale. At, June 30, 2000, Croghan held $36,737,000 of available-for-sale securities with a net unrealized loss of $397,000 net of income taxes. This compares to 1999 year-end holdings of $37,336,000 with a net unrealized loss of $365,000 net of income taxes. Consistent with the Corporation's quarterly dividend policy, a dividend of $.20 per share was declared on June 13, 2000 to be paid on July 31, 2000.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, increased $244,000 for the quarter ended June 30, 2000 compared to the same period in 1999, and increased $473,000 for the six-month period ended June 30, 2000 compared to the same period in 1999. The net interest yield (net interest income divided by average earning assets) was 4.62 percent for the quarter ended June 30, 2000 compared to 4.37 percent for the same period in 1999, and was 4.59 percent for the six-month period ended June 30, 2000 compared to 4.30 percent for the same period in 1999. The higher margin was a result of an increase in market loan rates, while maintaining a level cost of funds.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

                                          Six Months Ended  Twelve Months Ended
                                               June 30,        December 31,
                                                  2000            1999
                                                  (Dollars in thousands)
Provision for loan losses charged
    to expense                                  $  175          $  240
Net loan charge-offs                               282             462
Net loan charge-offs as a percent
   of average outstanding net loans                .12%            .20%
Nonaccrual loans                                $  541          $  392
Loans past due 90 days or more                   1,224           2,144
Potential problem loans, other than those
   past due 90 days or more, nonaccrual,
   or restructured                               1,116           1,176
Allowance for loan losses                        3,089           3,196
Allowance for loan losses as a
   percent of period-end loans receivable         1.26%           1.33%

The provision for loan losses for the first six months of 2000 appearing in the Consolidated Statements of Operations and Comprehensive Income totalled $175,000. This provision compares to $120,000 expensed during the same period in 1999. Net loan charge offs were $282,000 for the first six months of 2000 compared to net charge offs of $201,000 during the same period in 1999.

Nonaccrual loans totalled $541,000 at June 30, 2000 compared to $392,000 at December 31, 1999. Loans past due 90 days or more at June 30, 2000 decreased by $920,000 and other potential problem loans decreased $60,000 from December 31, 1999 figures. The asset quality trends are being monitored throughout 2000 to ensure adequate provisions for loan losses are calculated and expensed.
The Corporation's allowance for loan losses as a percentage of outstanding loans dropped to 1.26 percent for June 30, 2000 compared to 1.33 percent on December 31, 1999.

It is the Corporation's policy to maintain the allowance for loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is conducted by an outside consulting firm which facilitates the early identification of problem loans and ensures sound credit decisions. Management considers the balance at June 30, 2000 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $97,000 or 20.5 percent for the quarter ended June 30, 2000 compared to the same period in 1999, and increased
$231,000 or 25.9 percent for the six-month period ended June 30, 2000 compared to the same period in 1999. Trust department fee income increased $11,000 between comparable quarterly periods and $18,000 between comparable six-month periods. Service charges on deposit accounts increased $34,000 between comparable quarterly periods and increased $74,000 between comparable six-month periods.

Gains on the sale of loans to the Federal Home Loan Mortgage Corporation (Freddie Mac) totalled $3,000 for the quarterly period ended June 30, 1999 and $4,000 for the first six months of 1999. There were no such gains during the first six months of 2000. Other operating income increased $55,000 between comparable quarterly periods and increased $143,000 between comparable six-month periods. The primary source of this increase was an increase in the cash value of officers' life insurance and fees generated from the Bank's Invest Department.


NON-INTEREST EXPENSES

Total non-interest expenses increased $106,000 or 3.9 percent for the quarter ended June 30, 2000 compared to the same period in 1999, and increased $245,000 or 4.6 percent for the six-month period ended June 30, 2000 compared to the same period in 1999. Salaries, wages and employee benefits increased $52,000 between comparable quarterly periods and $144,000 between comparable six-month periods. Net occupancy expense of premises decreased $1,000 between comparable quarterly periods and increased $9,000 between comparable six-month periods. Goodwill amortization is related to the August 1, 1996 purchase of Union Bancshares Corp. Other operating expenses increased $54,000 or 6.0 percent between quarterly periods and increased $92,000 or 5.2 percent between comparable six-month periods.



FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $80,000 or 21.1 percent between comparable quarterly periods, and $141,000 or 18.9 percent between comparable six-month periods due to an increase in income before federal income taxes. The Corporation's effective tax rate for the six months ended June 30, 2000 increased to 33.7 percent compared to 33.5 percent for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Average federal funds sold positions of $1,457,000 and $1,358,000 were maintained for the quarterly and six-month periods, respectively, ended June 30, 2000. Short-term borrowings of federal funds purchased and repurchase agreements averaged $13,456,000 and $11,497,000 for the quarterly and six-month periods, respectively.

Federal Home Loan Bank borrowings totalled $6,000,000 at June 30, 2000 with $2,000,000 due in September and November of 2000, and $2,000,000 is due in October 2005.

Capital expenditures for premises and equipment totalled $158,000 for the six-month period ended June 30, 2000. This compares to $109,000 for same period in 1999. Projected 2000 capital expenditures total $350,000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CROGHAN BANCSHARES, INC
                                     -------------------------------
                                               Registrant



Date:  July 27, 2000                    /s/ Thomas F. Hite
------------------------              -------------------------------
                                       Thomas F. Hite, President



Date:  July 27, 2000                    /s/ Joseph W. Berger
------------------------              -------------------------------
                                        Joseph W. Berger, Treasurer/
                                        Principal Financial Officer