Form 10-Q
period 2000-09-30
CROGHAN BANCSHARES INC
filed 2000-10-26
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         1,912,188 Common shares were outstanding as of September 30, 2000.



This document contains 13 pages.

                            CROGHAN BANCSHARES, INC.

                                      Index

PART I.
                                                                                         Page(s)

   Item 1.  Financial Statements                                                         3 - 7

   Item 2.  Management's Discussion and Analysis                                         8 - 11

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
   Item 6.  Exhibits and Reports on Form 8-K:
              (a)  Exhibit 27 - Financial data schedule                                      13
              (b)  A Form 8-K dated August 14, 2000 was filed on August 14, 2000, reporting the intended retirement of Thomas F. Hite, President &
                   Chief Executive Officer of Croghan Bancshares, Inc.

Signatures                                                                                   12

                            CROGHAN BANCSHARES, INC.
                     Consolidated Balance Sheets (Unaudited)

                                                                                        September 30,            December 31,
                            ASSETS                                                          2000                     1999
                                                                                       ( Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
        Cash and due from banks                                                             $ 10,180                 $ 13,579
        Interest-bearing deposits in other banks                                                  16                       14
        Federal funds sold                                                                     8,000                    2,200
                                                                                        -------------            -------------
                            Total cash and cash equivalents                                   18,196                   15,793
                                                                                        -------------            -------------
INVESTMENT SECURITIES
        Available-for sales, at fair value                                                    31,847                   37,336
        Held-to-maturity, at amortized cost, fair value of $36,674 in 2000
            and $39,556 in 1999                                                               36,927                   40,096
                                                                                        -------------            -------------
                            Total investment securities                                       68,774                   77,432
                                                                                        -------------            -------------

LOANS RECEIVABLE                                                                             251,795                  239,409
        Less:  Allowance for loan losses                                                       3,188                    3,196
                                                                                        -------------            -------------
                            Net loans receivable                                             248,607                  236,213
                                                                                        -------------            -------------

PREMISES AND EQUIPMENT, NET                                                                    6,838                    7,203
ACCRUED INTEREST RECEIVABLE                                                                    3,017                    2,606
OTHER REAL ESTATE OWNED                                                                            -                        -
GOODWILL, NET                                                                                  6,911                    7,389
OTHER ASSETS                                                                                   3,920                    3,950
                                                                                        -------------            -------------
TOTAL ASSETS                                                                                $356,263                 $350,586
                                                                                        =============            =============

        LIABILITES AND STOCKHOLDERS' EQUITY

LIABILITES
        Deposits:

           Demand, non-interest bearing                                                     $ 33,324                 $ 34,040
           Savings, NOW and Money Market deposits                                            109,266                  122,143
           Time                                                                              135,493                  138,404
                                                                                        -------------            -------------
                            Total Deposits                                                   278,083                  294,587

        Federal funds purchased and securities sold under repurchase agreements               22,881                   11,762
        Borrowed funds                                                                        16,000                    7,000
        Dividends payable                                                                        401                      363
        Other liabilities                                                                      2,122                    1,835
                                                                                        -------------            -------------
                            Total liabilities                                                319,487                  315,547
                                                                                        -------------            -------------

STOCKHOLDERS' EQUITY
        Common stock, $12.50 par value.  Authorized 3,000,000 shares; issued and
            outstanding 1,912,188 shares in 2000 and 1,908,208 in 1999                        23,902                   23,853
        Surplus                                                                                  101                       74
        Retained Earnings                                                                     12,997                   11,477
        Accumulated other comprehensive income (loss)                                           (224)                    (365)
                                                                                        -------------            -------------
                            Total stockholders' equity                                        36,776                   35,039
                                                                                        -------------            -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $356,263                 $350,586
                                                                                        =============            =============

                                       3

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                                          Three months ended
                                                                                                            September 30

                                                                                                   2000                     1999
                                                                                                        (Dollars in thousands,
                                                                                                        except per share data)
INTEREST INCOME

        Interest and fees on loans receivable                                                  $      5,564          $      4,983
        Interest and dividends on investment securities:
           U.S. Treasury securities                                                                     215                   306
           Obligations of U.S. Government agencies and corporations                                     551                   503
           Obligations of states and political subdivisions                                             148                   181
           Other securities                                                                              78                    77
        Interest on federal funds sold                                                                    2                    23
                                                                                               -------------         -------------
                            Total interest income                                                     6,558                 6,073
                                                                                               -------------         -------------

INTEREST EXPENSE
        Interest on deposits                                                                          2,480                 2,390
        Interest on other borrowings                                                                    430                   202
                                                                                               -------------         -------------
                            Total interest expense                                                    2,910                 2,592
                                                                                               -------------         -------------

                            Net interest income                                                       3,648                 3,481

PROVISION FOR LOAN LOSSES                                                                               120                    60
                                                                                               -------------         -------------
                            Net interest income after provision for loan losses                       3,528                 3,421
                                                                                               -------------         -------------

NON-INTEREST INCOME
        Trust income                                                                                    121                   107
        Service charges on deposit accounts                                                             236                   216
        Gain (loss) on sale of investment securities                                                      -                     1
        Gain (loss) on sale of loans                                                                      -                     -
        Other operating income                                                                          240                   209
                                                                                               -------------         -------------
                            Total non-interest income                                                   597                   533
                                                                                               -------------         -------------
NON-INTEREST EXPENSES
        Salaries, wages and employee benefits                                                         1,471                 1,539
        Net occupancy expense of premises                                                               150                   158
        Amortization of goodwill                                                                        160                   159
        Other operating expenses                                                                        917                   858
                                                                                               -------------         -------------
                            Total non-interest expenses                                               2,698                 2,714
                                                                                               -------------         -------------
                            Income before federal income taxes                                        1,427                 1,240
FEDERAL INCOME TAXES                                                                                    486                   421
                                                                                               -------------         -------------
NET INCOME                                                                                     $        941          %        819
                                                                                               =============         =============

        Net income per share, based on 1,911,561 shares in 2000 and 1,907,436 shares in 1999   $       0.49          $       0.43
                                                                                               =============         =============
        Dividends declared, based on 1,912,188 shares in 2000 and 1,907,799 shares in 1999     $       0.21          $       0.19
                                                                                               =============         =============

COMPREHENSIVE INCOME                                                                           $      1,113          $        822
                                                                                               =============         =============


See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                                         Nine months ended
                                                                                                            September 30

                                                                                                   2000                     1999
                                                                                                      (Dollars in thousands,
                                                                                                      except per share data)
INTEREST INCOME

        Interest and fees on loans receivable                                                  $     15,964         $     14,860
        Interest and dividends on investment securities:
           U.S. Treasury securities                                                                     696                1,036
           Obligations of U.S. Government agencies and corporations                                   1,608                1,431
           Obligations of states and political subdivisions                                             462                  537
           Other securities                                                                             227                  192
        Interest on federal funds sold                                                                   44                  112
                                                                                               -------------        -------------
                            Total interest income                                                    19,001               18,168
                                                                                               -------------        -------------

INTEREST EXPENSE
        Interest on deposits                                                                          7,199                7,416
        Interest on other borrowings                                                                    864                  452
                                                                                               -------------        -------------
                            Total interest expense                                                    8,063                7,868
                                                                                               -------------        -------------

                            Net interest income                                                      10,938               10,300

PROVISION FOR LOAN LOSSES                                                                               295                  180
                                                                                               -------------        -------------
                            Net interest income after provision for loan losses                      10,643               10,120
                                                                                               -------------        -------------

NON-INTEREST INCOME
        Trust income                                                                                    356                  322
        Service charges on deposit accounts                                                             689                  595
        Gain (loss) on sale of investment securities                                                      -                    2
        Gain (loss) on sale of loans                                                                      -                    4
        Other operating income                                                                          676                  501
                                                                                               -------------        -------------
                            Total non-interest income                                                 1,721                1,424
                                                                                               -------------        -------------
NON-INTEREST EXPENSES
        Salaries, wages and employee benefits                                                         4,571                4,495
        Net occupancy expense of premises                                                               479                  478
        Amortization of goodwill                                                                        479                  479
        Other operating expenses                                                                      2,778                2,626
                                                                                               -------------        -------------
                            Total non-interest expenses                                               8,307                8,078
                                                                                               -------------        -------------
                            Income before federal income taxes                                        4,057                3,466
FEDERAL INCOME TAXES                                                                                  1,372                1,166
                                                                                               -------------        -------------
NET INCOME                                                                                     $      2,685         $      2,300
                                                                                               =============        =============

        Net income per share, based on 1,910,172 shares in 2000 and 1,905,482 shares in 1999   $       1.41         $       1.21
                                                                                               =============        =============
        Dividends declared, based on 1,912,188 shares in 2000 and 1,907,799 shares in 1999     $       0.61         $       0.54
                                                                                               =============        =============

COMPREHENSIVE INCOME                                                                           $      2,826         $      1,907
                                                                                               =============        =============

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                        Nine months ended
                                                                                                          September 30

                                                                                                   2000                     1999
                                                                                                      (Dollars in thousands,
                                                                                                     except per share data)
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                             $      2,685          $      2,300
        Adjustments to reconcile net income to net cash provided by operating activities:
                     Depreciation and amortization                                                      968                   948
                     Provision for loan losses                                                          295                   180
                     Cumulative effect of accounting change                                               -                     -
                     Deferred federal income taxes                                                      (14)                   83
                     FHLB stock dividends                                                               (82)                  (74)
                     Increase in cash value of split dollar life insurance policies                    (117)                  (61)
                     Net amortization of investment security premiums and discounts                      71                    70
                     Loss (gain) on sale of investment activities                                         -                     -
                     Loss (gain) on sale of loans                                                         -                    (3)
                     Loss (gain) on disposal of equipment                                                 1                    16
                     Decrease (increase) in accrued interest receivable                                (411)                 (119)
                     Decrease (increase) in  other assets                                               147                   (51)
                     Increase (decrease) in other liabilities                                           239                  (341)
                                                                                               -------------         -------------
                                   Net cash provided  by operating activities                         3,782                 2,948
                                                                                               -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of investment securities:
                     Available-for-sale                                                              (5,500)              (23,752)
                     Held-to-maturity                                                                  (713)               (7,563)
        Proceeds from maturities of investment securities                                            15,084                25,158
        Proceeds from sales of available-for-sale investment securities                                   -                 2,000
        Proceeds from sale of loans receivable                                                            -                   869
        Net decrease (increase) in loans receivable                                                 (12,689)                4,177
        Payment of single premiums on split dollar life insurance policies                                -                (3,094)
        Capital expenditures                                                                           (207)                 (144)
        Proceeds from sale of equipment                                                                   0                     5
                                                                                               -------------         -------------
                                    Net cash provided by (used in)  investing activities             (4,025)               (2,344)
                                                                                               -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase (decrease) in deposits                                                         (16,423)               (9,526)
        Increase (decrease) in federal funds purchased and securities sold under repurchase
        agreements                                                                                   11,119                 1,156
        Increase (decrease) in borrowed funds                                                         9,000                 3,665
        Proceeds from issuance of common stock                                                           76                   117
        Cash dividends paid                                                                          (1,126)                 (953)
                                                                                               -------------         -------------
                                     Net cash provided by (used in) financing activities              2,646                (5,541)
                                                                                               -------------         -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  2,403                (4,937)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     15,793                18,634
                                                                                               -------------         -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $     18,196          $     13,697
                                                                                               =============         =============

SUPPLEMENTAL DISCLOSURES
        Cash paid during the year for:

        Interest                                                                               $      8,016          $      7,988
                                                                                               =============         =============
        Federal income taxes                                                                   $      1,275          $      1,035
                                                                                               =============         =============
        Transfer of loans to other real estate                                                 $          -          $          -
                                                                                               =============         =============

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

(1)  Consolidated Financial Statements

         The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

(2)  NEW ACCOUNTING PRINCIPLE

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Under Statement 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives is reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. Statement 137 was issued in June 1999, and deferred the effective date of Statement 133 to all quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted.

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

                            CROGHAN BANCSHARES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When or if used in the Corporation's Securities and Exchange Commission filings or, other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases:
"anticipate", "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", " is anticipated", "is estimated", "is projected", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any such statements are subject to risks and uncertainties that include but are not limited to: changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area, and competition. All or some of these factors could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

PERFORMANCE SUMMARY

Assets at September 30, 2000 totalled $356,263,000 compared to $350,586,000 at 1999 year end. Total deposits decreased to $278,083,000 from $294,587,000 at year end and total loans increased to $251,795,000 from $239,409,000 at year end.

Net income for the quarter ended September 30, 2000 was $941,000 or $.49 per common share compared to $819,000 or $.43 per common share for the same period in 1999, and net income for the nine-month period ended September 30, 2000 was $2,685,000 or $1.41 per common share compared to $2,300,000 or $1.21 per common share for the same period in 1999. Operating results for 2000 have been positively impacted by steady loan growth, enhanced net interest margin, and the increase in non-interest income.

DEPOSITS, LOANS, INVESTMENT SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at September 30, 2000 decreased $16,504,000 or 5.6 percent from 1999 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $13,593,000 while the time deposit category decreased $2,911,000. Loans receivable increased $12,386,000 or 5.2 percent from 1999 year end. Total investment securities decreased $8,658,000 or 11.2% from 1999 year end.

Stockholders' equity at September 30, 2000 increased to $36,776,000 or $19.23 book value per common share compared to $35,039,000 or $18.36 book value per common share at December 31, 1999. The balance in stockholders' equity at September 30, 2000 included accumulated other comprehensive income (loss) consisting of the net unrealized gain (loss) on investment securities classified as available -for- sale. At September 30, 2000, Croghan held $31,847,000 in available-for-sale securities with a net unrealized loss of $224,000 net of income taxes. This compares to 1999 year-end holdings of $37,336,000 with a net unrealized loss of $365,000 net of income taxes. Consistent with the Corporation's quarterly dividend policy, a dividend of $.21 per share was declared on September 13, 2000 to be distributed on October 31, 2000.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, increased $167,000 for the quarter ended September 30, 2000 compared to the same period in 1999, and increased $638,000 for the nine-month period ended September 30, 2000 compared to the same period in 1999. The net interest yield (net interest income divided by average earning assets) was 4.54 percent for the quarter ended September 30, 2000 compared to 4.40 percent for the same period in 1999, and was 4.58 percent for the nine-month period ended September 30, 2000 compared to 4.33 percent for the same period in 1999.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

------------------------------------------------------------------------------------------
                                                  Nine Months Ended  Twelve Months Ended
------------------------------------------------------------------------------------------
                                                     September 30,     December 31,
                                                         2000             1999
                                                         (Dollars in thousands)

Provision for loan losses charged to expense             $  295          $  240
Net loan charge-offs                                        303             462
Net loan charge-offs as a percent of
         average outstanding net loans                      .12%            .20%
Nonaccrual loans                                         $  353          $  392
Loans past due 90 days or more                            1,855           2,144
Potential problem loans, other than those
   past due 90 days or more, nonaccrual,
   or restructured                                        1,166           1,176
Allowance for loan losses                                 3,188           3,196
Allowance for loan losses as a
   percent of period-end loans                             1.27%           1.33%
------------------------------------------------------------------------------------------

The provision for loan losses for the first nine months of 2000 appearing in the Consolidated Statements of Operations and Comprehensive Income totalled $295,000. This provision compares to $180,000 expensed during the same period in 1999. Net loan charge offs were $353,000 for the first nine months of 2000 compared to net loan charge offs of $342,000 during the same period in 1999.

Nonaccrual loans totalled $353,000 at September 30, 2000 compared to $392,000 at December 31, 1999. Loans past due 90 days or more decreased $289,000 and other potential problem loans decreased $10,000 from the December 31, 1999 figures. The asset quality trends will continue to be monitored throughout 2000 to ensure adequate provisions are calculated and expensed. The Corporation's allowance for loan losses as a percentage of outstanding loans declined to 1.27 percent at September 30, 2000 compared to 1.33 percent at December 31, 1999 due to the aforementioned loan growth. It is the Corporation's policy to maintain the allowance for loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is conducted by an outside consulting firm, which facilitates the early identification of problem loans and ensures sound credit decisions. Management considers the allowance at September 30, 2000 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $64,000 or 12.0 percent for the quarter ended September 30, 2000 compared to the same period in 1999, and increased $297,000 or 20.9 percent for the nine-month period ended September 30, 2000 compared to the same period in 1999. Trust department fee income increased $14,000 between comparable quarterly periods and $34,000 between comparable nine-month periods. Service charges on deposit accounts increased $20,000 between comparable quarterly periods and $94,000 between comparable nine-month periods.

Other operating income increased $31,000 between quarterly periods and $175,000 between comparable nine-month periods. Other operating income includes increase in cash value of split dollar life insurance policies of $117,000 for the nine-month period ended September 30, 2000 compared to $61,000 for the same period in 1999. Also included in other operating income for the first nine months of 2000 were $98,000 in fees generated from the Invest Division which markets products that are not FDIC insured (e.g., mutual funds and annuities) compared to $63,000 in fees earned during the same period in 1999.

NON-INTEREST EXPENSES

Total non-interest expenses decreased $16,000 or .6 percent for the quarter ended September 30, 2000 compared to the same period in 1999, and increased $229,000 or 2.8% for the nine-month period ended September 30, 2000 compared to the same period in 1999. Salaries, wages and employee benefits decreased $68,000 or 4.4 percent between quarterly periods and increased $76,000 or 1.7 percent between comparable nine-month periods. These fluctuations were primarily a result of changes in staffing levels. Net occupancy expense of bank premises decreased $8,000 between quarterly periods and increased $1,000 between comparable nine-month periods.

Goodwill amortization associated with the August 1, 1996 purchase of Union Bancshares Corp. was basically unchanged for the comparable quarterly and nine-month periods while other operating expenses increased $59,000 or 6.9 percent between quarterly periods and $152,000 or 5.8 percent between comparable nine-month periods.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $65,000 or 15.4 percent between quarterly periods, and increased $206,000 or 17.7 percent between comparable nine-month periods. The increase is due primarily to higher income before federal income taxes. The Corporation's effective tax rate for the nine months ended September 30, 2000 increased to 33.8 percent compared to 33.6 percent for the quarter ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Average federal funds sold position of $56,000 and $921,000 were maintained for the quarterly and nine-month periods, respectively, ended September 30, 2000. Short-term borrowings of federal funds purchased and repurchase agreements averaged $15,912,000 and $12,979,000 for the quarterly and nine-month periods, respectively.

Borrowings from the Federal Home Loan Bank totalled $16,000,000 at September 30, 2000 compared to $7,000,000 at December 31, 1999. The increases in Federal Home Loan Bank borrowings of $9,000,000 have been used to fund loan growth and cover the shrinkage of total deposits.

Capital expenditures for bank premises and equipment totalled $207,000 for the nine-month period ended September 30, 2000. This compares to $144,000 for same period in 1999. Projected 2000 capital expenditures total $350,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CROGHAN BANCSHARES, INC
                                -----------------
                                   Registrant

Date:      October 26, 2000                        /s/ Thomas Hite
           ------------------------                -----------------------------
                                                   Thomas F. Hite, President

Date:      October 26, 2000                        /s/ Joseph W. Berger
           ------------------------                -----------------------------
                                                   Joseph W. Berger, Treasurer