Form 10-K405
period 2000-12-31
CROGHAN BANCSHARES INC
filed 2001-03-27
CIK 887149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000.

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ___________ to _______________.

         Commission File Number: 0-20159

                            CROGHAN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


                  Ohio                                        31-1073048
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification No.)
            or organization)

       323 Croghan Street, Fremont, Ohio                        43420
  (Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (419) 332-7301

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
          None                                            None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $12.50 Per Share

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock, par value $12.50 per share, held by non-affiliates was $39,697,738 as of February 28, 2001.

The number of shares outstanding for the registrant's sole class of common equity as of February 28, 2001 is 1,913,144 shares of common stock, par value $12.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the fiscal year ended December 31, 2000 - PART II of Form 10-K.

Portions of Proxy Statement dated March 30, 2001 for the 2001 Annual Meeting of Shareholders - PART III of Form 10-K.

This document contains 61 pages. The Exhibit Index is on pages 21 and 22 and on page 24, immediately preceding the filed exhibits.

                                      INDEX



Part I

         Item 1.  Business                                                      4 -16

         Item 2.  Properties                                                     17

         Item 3.  Legal Proceedings                                              17

         Item 4.  Submission of Matters to a Vote of Security Holders            17

Part II

         Item 5.  Market for Registrant's Common Equity and Related              18
                           Stockholder Matters

         Item 6.  Selected Financial Data                                        18

         Item 7.  Management's Discussion and Analysis

                  of Financial Condition and Results of Operations               18

         Item 7A. Quantitative and Qualitative Disclosures About Market Risk     18

         Item 8.  Financial Statements and Supplementary Data                    18

         Item 9.  Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                   19

Part III

         Item 10. Directors and Executive Officers of the Registrant             20

         Item 11. Executive Compensation                                         20

         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                                 20

         Item 13. Certain Relationships and Related Transactions                 20

Part IV

         Item 14. Exhibits, Financial Statements Schedules, and Reports        21 - 22
                  on Form 8-K

Signatures                                                                       23


                                     PART I

                                ITEM 1. BUSINESS

Croghan Bancshares, Inc. (the "Corporation") was organized under the laws of the State of Ohio on September 27, 1983, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Corporation, as the result of a merger and reorganization effective in 1984, acquired all of the voting shares of The Croghan Colonial Bank (the "Bank"), an Ohio chartered bank organized in 1888. The Bank is the only subsidiary of the Corporation, and substantially all of the Corporation's operations are conducted through the Bank. The principal offices of both the Corporation and the Bank are located at 323 Croghan Street, Fremont, Ohio. The Bank also operates eight Ohio branch offices: two in Bellevue, one in Clyde, three in Fremont, one in Green Springs and one in Monroeville. The Corporation and the Bank had total consolidated assets of $347,432,000 at December 31, 2000.

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

                           REGULATION AND SUPERVISION

The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act"). As such, the Corporation is subject to extensive regulation by the Federal Reserve Board. The Corporation is required to file reports with the Federal Reserve Board and is subject to regular examinations.

The Federal Reserve Board has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, issue cease and desist orders and require that a bank holding company divest subsidiaries. In general, the Federal Reserve

Board may initiate enforcement actions for activities that are deemed by the Federal Reserve Board to constitute a serious risk to the financial safety, soundness or stability of a bank holding company, that are consistent with sound banking principles, or that are in violation of law. Further, Section 106 of the 1970 Amendments to the Act prohibits bank holding companies and their subsidiaries from engaging in certain tying arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

The Act requires a bank holding company to obtain the prior approval of the Federal Reserve Board before (a) acquiring all or substantially all of the assets of any bank, (b) merging or consolidating with any other bank holding company, or (c) acquiring ownership or control of any voting shares of any other bank, if after such acquisition, it would own or control more than 5% of the voting shares of such bank. In making such determinations, the Federal Reserve Board considers the effect of the acquisition on competition, the financial and managerial resources of the holding company and the convenience and needs of the affected communities.

Section 4 of the Act generally prohibits a bank holding company from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any activities other than banking or managing or controlling banks or furnishing services to its subsidiaries. The primary exception to this prohibition allows a bank holding company to own shares in any company the activities of which the Federal Reserve Board has determined, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

On November 12, 1999, President Clinton signed into law the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, which permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Act of 1991, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

The Corporation and Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes that the Corporation and Bank meet all capital adequacy requirements to which they are subject.

The Corporation's only source of funds are dividends paid by the Bank. The ability of the Bank to pay dividends is subject to various legal limitations and prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions, unless the total dividends in a calendar year exceed the total of its net profits for the year combined with its retained profits of the two preceding years. The Board of Governors of the Federal Reserve System generally considers it to be an unsafe and unsound banking practice for a bank holding company to pay dividends except out of current operating income, although other factors such as overall capital adequacy and projected income may also be relevant in determining whether dividends should be paid.

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

As of December 31, 2000, the Bank employed 157 full-time employees and 26 part-time employees to whom it provides a variety of benefits and with whom it believes relationships are excellent.

The following pages present various statistical disclosures required for bank holding companies. The information represents only domestic information since the Corporation has no foreign operations or foreign loans.

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth, for the years ended December 31, 2000, 1999 and 1998, the distribution of assets, liabilities and stockholders' equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:


                                                        2000                           1999
                                            ----------------------------  -----------------------------
                                            Average               Yield/    Average             Yield/
                                            Balance    Interest    Rate     Balance    Interest  Rate
                                                              (Dollars in thousands)
                  Assets

Interest-earning assets:
   Loans (1) (2)                             $245,938    21,624     8.79%   $233,580   $19,900    8.52%
   Taxable securities                          59,576     3,333     5.59%     65,838     3,613    5.49%
   Non-taxable securities                      11,948       521     4.36%     14,365       616    4.29%
   Federal funds sold                           1,643       111     6.76%      2,559       130    5.08%
                                             --------    ------             --------   -------
     Total interest-earning assets            319,105    25,589     8.02%    316,342    24,259    7.67%
                                             --------    ------             --------   -------

Non-interest earning assets:
   Cash and due from banks                     10,017                         10,512
   Bank premises and equipment, net             7,009                          7,554
   Other assets                                13,650                         13,244
   Less allowance for loan losses              (3,120)                        (3,306)
                                             --------                       --------
Total                                        $346,661   $25,589             $344,346   $24,259
                                             ========   =======             ========   =======

       Liabilities and Stockholders'
          Equity

Interest-bearing liabilities:
   Savings, NOW and Money Market deposits    $115,300    $2,656     2.30%   $117,533    $2,550    2.17%
   Time Deposits                              136,120     7,155     5.26%    143,520     7,232    5.04%
   Federal funds purchased and securities
        sold under repurchase agreements       12,812       714     5.57%      7,161       344    4.80%
   Borrowed funds                               8,511       542     6.37%      5,700       308    5.40%
                                             --------    ------             --------   -------
     Total interest-bearing liabilities       272,743    11,067     4.06%    273,914    10,434    3.81%
                                             --------    ------             --------   -------

Non-interest-bearing liabilities:
   Demand deposits                             35,233                         33,739
   Other liabilities                            2,434                          2,263
                                             --------                       --------
                                               37,667                         36,002
                                             --------                       --------
Stockholders' equity                           36,251                         34,430
                                             --------                       --------
Total                                        $346,661   $11,067             $344,346   $10,434
                                             ========   =======             ========   =======
Net interest income                                     $14,522                        $13,825
                                                        =======                        =======
Net yield on interest-earning assets                                4.55%                         4.37%
                                                                   ======                         =====







                                                         1998

                                             --------------------------
                                              Average               Yield/
                                              Balance   Interest     Rate
                                                (Dollars in thousands)
                  Assets

Interest-earning assets:
   Loans (1) (2)                             $232,977   $20,639      8.86%
   Taxable securities                          56,618     3,439      6.07%
   Non-taxable securities                      14,000       616      4.40%
   Federal funds sold                           8,545       457      5.35%
                                             --------   -------      -----
     Total interest-earning assets            312,140    25,151      8.06%
                                             --------   -------

Non-interest earning assets:
   Cash and due from banks                      9,050

   Bank premises and equipment, net             8,073
   Other assets                                11,744
   Less allowance for loan losses              (3,514)
                                             --------
Total                                        $337,493   $25,151
                                             ========   =======

       Liabilities and Stockholders'
          Equity

Interest-bearing liabilities:
   Savings, NOW and Money Market deposits    $110,491    $2,771      2.51%
   Time Deposits                              151,644     8,222      5.42%
   Federal funds purchased and securities
        sold under repurchase agreements        5,418       241      4.45%
   Borrowed funds                               2,614       186      7.12%
                                             --------   -------
     Total interest-bearing liabilities       270,167    11,420      4.23%
                                             --------   -------

Non-interest-bearing liabilities:
   Demand deposits                             32,090
   Other liabilities                            2,564
                                             --------
                                               34,654

                                             --------
Stockholders' equity                           32,672
                                             --------
Total                                        $337,493   $11,420
                                             ========   =======
Net interest income                                     $13,731
                                                        =======
Net yield on interest-earning assets                                 4.40%
                                                                     =====


-------------------
(1) Included in loan interest income are loan fees of $584,665 in 2000, $523,187 in 1999, and $446,556 in 1998.

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

                 CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
              RESULTING FROM CHANGES IN VOLUME AND CHANGES IN RATE

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:


                                                          2000 compared to 1999                            1999 compared to 1998
                                                           Increase (decrease)                              Increase (decrease)
                                                         due to volume/rate (1)                           due to volume/rate (1)
                                                   --------------------------------------           -------------------------------
                                                       Volume       Rate          Net                   Volume       Rate       Net

                                                                                  (Dollars in thousands)

Interest income:
   Loans receivable                                    $1,074         650        1,724                     $54        (793)    (739)
   Taxable investment securities                         (351)         71         (280)                    427        (253)     174
   Non-taxable investment securities                     (107)         12          (95)                     28         (28)      (0)
   Federal funds sold                                    (186)        167          (19)                   (307)        (20)    (327)
                                                       ------        ----        -----                   -----      -------    -----
     Total interest-earning assets                        430         900        1,330                     202      (1,094)    (892)
                                                       ------        ----        -----                   -----      -------    -----


Interest expense:
   Savings, NOW and Money Market deposits                 (47)        153          106                     198        (419)    (221)
   Time deposits                                         (373)        296          (77)                   (427)       (563)    (990)
   Federal funds purchased and securities sold
           under repurchase agreements                    308          62          370                      82          21      103
   Borrowed funds                                         172          62          234                     153         (31)     122
                                                       ------        ----        -----                   -----      -------    -----
     Total interest-bearing liabilities                    60         573          633                       7        (993)    (986)
                                                       ------        ----        -----                   -----      -------    -----
Net interest income                                      $370         327          697                    $195        (101)      94
                                                       ======        ====        =====                   =====      =======    =====



(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.

                              INVESTMENT PORTFOLIO

The following table sets forth the carrying amount of securities, which are presented on the basis of Statement of Financial Accounting Standards No. 115, at December 31, 2000, 1999, and 1998:


                                                                                                     December 31,
                                                                               -----------------------------------------------------
                                                                                     2000                1999               1998

                                                                                                (Dollars in thousands)

U. S. Treasury securities and obligations of U.S.                                  $41,096             $57,437            $58,857
   Government agencies and corporations
Obligations of states and political subdivisions(1)                                 12,406              14,963             15,141
Other securities                                                                     5,123               5,032              2,237
                                                                                   -------            --------            -------
                                                                                   $58,625             $77,432            $76,235
                                                                                   =======            ========            =======


(1) There are no securities of an "issuer" where the aggregate carrying value of such securities exceeded ten percent of stockholders' equity.



The following table sets forth the maturities of securities at December 31, 2000 and the weighted average yields of such securities:


                                                                                          Maturing

                                                     ------------------------------------------------------------------------------
                                                                               After one           After five
                                                           Within             but within           but within            After
                                                          one year            five years            ten years          ten years
                                                     ------------------  -------------------  -------------------  ----------------
                                                      Amount     Yield     Amount     Yield     Amount     Yield    Amount    Yield

                                                                                   (Dollars in thousands)

U. S. Treasury securities and obligations of U. S.   $24,951     5.39%    $14,933     5.66%    $1,212      6.97%       -         -
   Government agencies and corporations
Obligations of states and political subdivisions(1)    3,795     6.30%      6,524     6.75%     1,530      7.09%     557      6.28%
Other securities (2)                                       -        -       2,526     5.90%         -         -        -         -
                                                     -------     -----    -------     -----    ------      -----    ----      -----
                                                     $28,746     5.51%    $23,983     5.98%    $2,742      7.04%    $557      6.28%
                                                     =======     =====    =======     =====    ======      =====    ====      =====

----------------------
(1) Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

(2)    Excludes equity investments of $2,597,000 which have no stated maturity.

                                 LOAN PORTFOLIO

                                 TYPES OF LOANS

The amounts of gross loans outstanding at December 31, 2000, 1999, 1998, 1997, and 1996 are shown in the following table according to types of loans:


                                                                                         December 31,
                                                       ----------------------------------------------------------------------------
                                                                 2000           1999            1998             1997          1996

                                                                                    (Dollars in thousands)

Commercial, financial and agricultural                        $ 31,040        $ 31,057        $ 32,161          $32,739      $33,574
Real estate - mortgage                                         173,447         155,615         155,431          156,717      156,846
Real estate - construction                                         960             506             903            3,478        1,239
Consumer                                                        50,714          49,682          48,327           43,609       36,440
Credit card and other                                            2,694           2,549           2,537            2,533        2,548
                                                              --------        --------        --------         --------      -------
                                                              $258,855        $239,409        $239,359         $239,076     $230,647
                                                              ========        ========        ========         ========     ========


Commercial loans are made for commercial, industrial, and professional purposes to sole proprietorships, partnerships, corporations, and other business enterprises. Financial loans are made to banks, depository institutions, other associations and financial intermediaries whose business is to accept deposits and extend credit. Agricultural loans are for the purpose of financing agricultural production, including all costs associated with growing crops or raising livestock. These loans may be secured, other than by real estate, or unsecured, requiring one single repayment or on an installment repayment schedule. The loans involve certain risks relating to changes in local and national economic conditions and the resulting effect on the borrowing entities.

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

There were no foreign loans in 2000, 1999, 1998, 1997, and 1996. Lease financing receivables, included in commercial, financial and agricultural, were $221,000 in 2000, $290,000 in 1999, $128,000 in 1998, $511,000 in 1997, and $515,000 in
1996.

                                 LOAN PORTFOLIO

       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES


The following table shows the amount of commercial, financial and agricultural loans outstanding as of December 31, 2000 which, based on the contract terms for repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.


                                                                                          Maturing

                                                     ------------------------------------------------------------------------------
                                                                               After one
                                                           Within             but within              After
                                                          one year            five years           five years              Total
                                                     ------------------------------------------------------------------------------

                                                                                   (Dollars in thousands)

Commercial, financial and agricultural                     $4,185               $11,024              $15,831              $31,040
                                                           ======               =======              =======              =======



                                                                                          Interest
                                                                                         Sensitivity

                                                                                 -------------------------
                                                                                   Fixed         Variable
                                                                                   rate            rate

                                                                                    (Dollars in thousands)

Due after one but within five years                                                $5,283          $ 5,741
Due after five years                                                                2,692           13,139
                                                                                   ------          -------
                                                                                   $7,975          $18,880
                                                                                   ======          =======


The above maturity information is based on the contract terms at December 31, 2000 and does not include any possible "rollover" at maturity date. In the normal course of business, the Bank considers and acts upon the borrower's request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower's credit history, the collateral securing the loan, and the purpose for such request.

                                 LOAN PORTFOLIO

                                  RISK ELEMENTS

The following table presents information concerning the amount of loans at December 31, 2000, 1999, 1998, 1997, and 1996 which contain certain risk elements:


                                                                                         December 31,
                                                       ----------------------------------------------------------------------------
                                                            2000             1999            1998            1997             1996

                                                                                    (Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)              $ 628           $  392          $  315            $212             $649

Loans contractually past due 90 days or more as to         1,144            2,144           1,086             582              764
principal or interest payments (2)

Loans whose terms have been renegotiated to provide            0                0               0               0              471
a reduction or deferral of interest or principal
because of a deterioration in the financial position
of the borrower (3)


--------------------
(1) Loans are placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is unlikely. Interest is then recognized on a cash basis where future collections of principal are probable. The amount of interest income that would have been recorded had all nonaccrual and renegotiated (of the type specified above) loans been current in accordance with their terms approximated $76,000 in 2000, $50,000 in 1999, $48,000 in 1998,
         $100,000 in 1997, and $167,000 in 1996. Actual interest included in income on these loans amounted to approximately $24,000 in 2000, $16,000 in 1999, $25,000 in 1998, $84,000 in 1997, and $130,000 in
         1996.

(2)      Excludes loans accounted for on a nonaccrual basis.

(3) Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.

In addition to the loan amounts identified above, there were approximately $1,602,000 of potential problem loans at December 31, 2000, none of which relate to any concentrated risk elements common to all the loans. While these loans are all currently performing, management has some doubt about the ability of the borrowers to continue to comply with all of their present loan repayment terms.

As of December 31, 2000, there was no concentration of loans that exceeded 10% of total loans.

                         SUMMARY OF LOAN LOSS EXPERIENCE

                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for possible loan losses for such years:


                                                                                      December 31,
                                                       ----------------------------------------------------------------------------
                                                             2000            1999            1998              1997         1996

                                                                                 (Dollars in thousands)

Daily average amount of loans                              $245,938        $233,580        $232,977         $227,900      $187,126
                                                           ========        ========        ========         ========      ========

Allowance for loan losses at beginning of year             $  3,196        $  3,418        $  3,518         $  3,368      $  2,614
Acquisition of Union Bancshares Corp.                             -               -               -                -           711
                                                           --------        --------        --------         --------      --------
                                                              3,196           3,418           3,518            3,368         3,325
                                                           --------        --------        --------         --------      --------

Loan charge-offs:
   Commercial, financial and agricultural                       (39)            (35)             (6)               -           (97)
   Real estate - mortgage                                      (112)           (165)            (58)            (111)            -
   Real estate - construction                                     -               -               -                -          (198)
   Consumer                                                    (559)           (412)           (389)            (159)         (116)
   Credit card and other                                        (36)            (18)            (22)             (17)          (17)
                                                           --------        --------        --------         --------      --------
                                                               (746)           (630)           (475)            (287)         (428)
                                                           --------        --------        --------         --------      --------

Recoveries of loans previously charged off:

   Commercial, financial and agricultural                        24              27              15               16            80
   Real estate - mortgage                                        64               -              15              193             -
   Real estate - construction                                     -               -               -                1           187
   Consumer                                                     265             131             101               45            40
   Credit card and other                                          4              10               4                2             4
                                                           --------        --------        --------         --------      --------
                                                                357             168             135              257           311
                                                           --------        --------        --------         --------      --------
Net  (charge-offs) (1)                                         (389)           (462)           (340)             (30)         (117)
                                                           --------        --------        --------         --------      --------

Additions to allowance charged to expense (2)                   435             240             240              180           160
                                                           --------        --------        --------         --------      --------
Allowance for loan losses at end of year                   $  3,242        $  3,196        $  3,418         $  3,518      $  3,368
                                                           ========        ========        ========         ========      ========
Allowance for loan losses as a percent of year-end
loans                                                          1.25%           1.33%           1.43%            1.47%         1.46%
                                                           ========        ========        ========         ========      ========
Ratio of net charge-offs (recoveries) during the
year to average loans outstanding                               .16%            .20%            .15%             .01%          .06%
                                                           ========        ========        ========         ========      ========

(1) The amount of charge-offs and recoveries fluctuates from year to year due to factors relating to the condition of the general economy and specific business segments. The 1996 charge-offs included one real estate-construction loan write-off of $197,452 and the recoveries included a $186,769 recovery on the same loan. The 1997 real estate-mortgage recoveries included a $191,782 recovery. The 1998 charge-offs included one real estate-mortgage loan write-off of $57,836. The 1999 charge-offs included five real estate mortgage loan write-offs amounting to $164,991. The 2000 charge-offs and recoveries did not include any significant individual amount. The largest charge-off totalled $36,000 and the largest recovery totalled $30,000.

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


                                                          December 31, 2000                                 December 31, 1999
                                                -----------------------------------------            ------------------------------

                                                                         Percentage                                    Percentage
                                                                         of loans to                                   of loans to
                                                     Allowance           Total loans                      Allowance    Total loans

                                                        (Dollars in thousands)                             (Dollars in thousands)

Commercial, financial and agricultural                $  448                12.0%                          $  528          13.0%
Real estate - mortgage                                 1,252                67.0%                           1,319          65.0%
Real estate - construction                                 -                  .4%                               -            .2%
Consumer                                               1,464                19.6%                           1,260          20.7%
Credit card and other                                     78                 1.0%                              89           1.1%
                                                   -----------      ------------                         ----------      ---------
                                                      $3,242               100.0%                          $3,196         100.0%
                                                   ===========      ============                         ==========      =========



                                                          December 31, 1998                                 December 31, 1997
                                                -----------------------------------------            ------------------------------

                                                                         Percentage                                    Percentage
                                                                         of loans to                                   of loans to
                                                     Allowance           Total loans                      Allowance    Total loans

                                                        (Dollars in thousands)                             (Dollars in thousands)

Commercial, financial and agricultural                $ 585                 13.4%                          $ 635           13.7%
Real estate - mortgage                                1,415                 64.9%                          1,517           65.5%
Real estate - construction                                -                   .4%                              -            1.5%
Consumer                                              1,322                 20.2%                          1,264           18.2%
Credit card and other                                    96                  1.1%                            102            1.1%
                                                   -----------      ------------                         ----------      ---------
                                                     $3,418                100.0%                         $3,518          100.0%
                                                   ===========      ============                         ==========      =========



                                                          December 31, 1996
                                                -----------------------------------------

                                                                         Percentage
                                                                         of loans to
                                                     Allowance           Total loans

                                                        (Dollars in thousands)

Commercial, financial and agricultural                $  647                14.6%
Real estate - mortgage                                 1,216                68.0%
Real estate - construction                                 -                  .5%
Consumer                                               1,350                15.8%
Credit card and other                                    155                 1.1%
                                                   -----------      ------------
                                                      $3,368               100.0%
                                                   ===========      ============


                                    DEPOSITS

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years 2000, 1999, and 1998 in the following table:


                                                           2000                     1999                     1998
                                                ---------------------------------------------------------------------------
                                                    Average     Average      Average     Average      Average     Average
                                                    balance    rate paid     balance    rate paid     balance    rate paid

                                                                         (Dollars in thousands)


Non-interest bearing demand deposits               $ 35,233           -     $ 33,784           -      $ 32,090            -
Interest-bearing demand deposits                     41,467       1.76%       40,543       1.47%        37,186        1.97%
Savings, including Money Market deposits             73,833       2.61%       76,990       2.54%        73,305        2.77%
Time deposits                                       136,120       5.26%      143,520       5.04%       151,644        5.42%
                                                   --------                 --------                  --------
Total                                              $286,653                 $294,792                  $294,225
                                                   ========                 ========                  ========

Maturities of time deposits of $100,000 or more outstanding at December 31, 2000 are summarized as follows (Dollars in thousands):

3 months or less                                                 $ 7,223
Over 3 through 6 months                                            4,302
Over 6 through 12 months                                           8,457
Over 12 months                                                     1,864
                                                             ---------------
Total                                                            $21,846
                                                                ========


                           RETURN ON EQUITY AND ASSETS

The ratio of net income to daily average total assets and average stockholders' equity, and certain other ratios, for the periods noted are as follows:


                                                                       Year ended December 31,
                                                            ---------------------------------------------
                                                                 2000            1999            1998

Percentage of net income to:
   Average total assets                                          1.03%            .91%            .94%
   Average stockholders' equity                                  9.85%           9.11%           9.67%

Percentage of cash dividends declared per common                43.85%          44.24%          36.14%
share to net income per common share

Percentage of average stockholders' equity to                   10.46%          10.00%           9.68%
average total assets


                               ITEM 2. PROPERTIES

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

                            ITEM 3. LEGAL PROCEEDINGS

Corporation management is aware of no material pending legal proceedings, other than ordinary routine litigation incidental to the business, in which the Corporation or its subsidiary Bank is a party or in which any of their property is subject. The Corporation is not aware of any proceedings involving the Corporation or the Bank that a governmental authority is contemplating.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The number of holders of record of the Corporation's common stock at December 31, 2000 is 778.

Information relating to dividend restrictions is contained in Financial Statement Footnote No. 14 captioned "Regulatory Matters" of the 2000 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

Other information required by this Item is contained under the caption "Market Price and Dividends on Common Stock" of the 2000 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

                         ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is contained under the caption "Five Year Summary of Selected Financial Data" of the 2000 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Information required by this Item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2000 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" of the 2000 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information required by this Item is contained in the 2000 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference:

Independent Auditor's Report

Consolidated Balance Sheets - December 31, 2000 and 1999

Consolidated Statements of Operations - Years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

Summary of Significant Accounting Policies

Notes to Consolidated Financial Statements

                                     PART II

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the years ended December 31, 2000 or 1999.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item concerning Directors and Executive Officers of the Corporation is contained under the captions "Election of Directors" and "Executive Officers" in the Corporation's Definitive Proxy Statement dated March 30, 2001, for the Annual Meeting of Shareholders to be held on May 8, 2001, and is incorporated herein by reference. Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's Definitive Proxy Statement dated March 30, 2001, for the Annual Meeting of Shareholders to be held on May 8, 2001, and is incorporated herein by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item concerning executive compensation is contained under the caption "Compensation of Executive Officers and Directors" in the Corporation's Definitive Proxy Statement dated March 30, 2001, for the Annual Meeting of Shareholders to be held on May 8, 2001, and is incorporated herein by reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item concerning security ownership of certain beneficial owners and management is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's Definitive Proxy Statement dated March 30, 2001, for the Annual Meeting of Shareholders to be held on May 8, 2001, and is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item concerning related party transactions is contained under the caption "Executive Officers - Transactions Involving Management" in the Corporation's Definitive Proxy Statement dated March 30, 2001, for the Annual Meeting of Shareholders to be held on May 8, 2001, and is incorporated herein by reference.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report and are set forth in Exhibit 13 to this report containing the 2000 Annual Report to Shareholders of Croghan Bancshares, Inc.:

         Independent Auditor's Report
         Consolidated Balance Sheets - December 31, 2000 and 1999
         Consolidated Statements of Operations - Years ended December 31, 2000, 1999 and 1998
         Consolidated Statements of Stockholders' Equity - Years ended
         December 31, 2000, 1999 and 1998
         Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998
         Summary of Significant Accounting Policies
         Notes to Consolidated Financial Statements

(a)(2)  FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

(a)(3)  EXHIBITS

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of Regulation S-K) in this filing:


    Regulation                                                                                                 Reference to Prior
   S-K Exhibit                                            Document                                              Filing of Exhibit
      Number                                                                                                   or of the Exhibit's
                                                                                                            Inclusion in this Filing


       3(i)         Amended Articles of Incorporation of Croghan Bancshares, Inc.                                      (1)

      3(ii)         Amended Code of Regulations of Croghan Bancshares, Inc.                                            (2)

       4.1          Certificate of Registrant's Common Stock                                                           (3)

       4.2          Articles Fourth, Fifth and Eighth of Registrant's Articles of Incorporation                        (1)

       4.3          Amended Articles II, III, V, VII and VIII of Registrant's Code of Regulations                      (2)

      10(i)*        The Croghan Colonial Bank 401 (k) Plan                                                             (4)

     10(ii)*        Executive Supplemental Retirement Plan Agreement                                                   (5)

        13          Annual Report to Shareholders - 2000                                                          Included with
                                                                                                                   This filing

        21          Subsidiaries of the Registrant                                                                Included with
                                                                                                                   This filing



    Regulation                                                                                                 Reference to Prior
   S-K Exhibit                                            Document                                              Filing of Exhibit
      Number                                                                                                   or of the Exhibit's
                                                                                                            Inclusion in this Filing



        23          Consent of Independent Auditor                                                                Included with
                                                                                                                   This filing


----------
*Indicates management contracts, compensatory plans or other arrangements.

(1) This document was previously filed as Exhibit 3(i) to the Registrant's June 30, 1997 quarterly report on Form 10-Q (File No. 0-20159) and is incorporated herein by reference.

(2) This document was previously filed as Exhibit 3(ii) to the Registrant's June 30, 2000 quarterly report on Form 10-Q (File No. 0-20159) and is incorporated herein by reference.

(3) This document was previously filed as Exhibit 3 to the Registrant's Form 10 registration statement pursuant to Section 12(g) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

(4) Included herein by reference to the Registrant's registration statement on Form S-8 dated May 19, 1998 (Reg. No. 333-53075).

(5) This document was previously filed as Exhibit 10(ii) with Registrant's Annual Report on Form 10-K for fiscal year ending December 31, 1999 (File No. 0-20159).


(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CROGHAN BANCSHARES, INC.

Date:    March 13, 2001                           /s/      Thomas F. Hite
         --------------                           -----------------------------
                                                  Thomas F. Hite, President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:

/s/      Joseph W. Berger                         /s/      Allan E. Mehlow
------------------------------                    -----------------------------
Joseph W. Berger, Treasurer                       Allan E. Mehlow, Director

/s/      James E. Bowlus                          /s/      Robert H. Moyer
------------------------------                    -----------------------------
James E. Bowlus, Director                         Robert H. Moyer, Director

/s/      Thomas F. Hite                           /s/      K. Brian Pugh
------------------------------                    -----------------------------
Thomas F. Hite, Director                          K. Brian Pugh, Director

                                                  /s/      J. Terrence Wolfe
------------------------------                    -----------------------------
Claire F. Johansen, Director                      J. Terrence Wolfe, Director

                                                  /s/      Claude E. Young
------------------------------                    -----------------------------
John P. Keller, Director                          Claude E. Young, Director

/s/      Stephen A. Kemper                        /s/      Gary L. Zimmerman
------------------------------                    -----------------------------
Stephen A. Kemper, Director                       Gary L. Zimmerman, Director

/s/      Daniel W. Lease
------------------------------
Daniel W. Lease, Director

Date:    March 13, 2001

                                  Exhibit Index

    Regulation                                                                                                 Reference to Prior
   S-K Exhibit                                            Document                                              Filing of Exhibit
      Number                                                                                                   or of the Exhibit's
                                                                                                            Inclusion in this Filing

       3(i)         Amended Articles of Incorporation of Croghan Bancshares, Inc.                                      (1)

      3(ii)         Amended Code of Regulations of Croghan Bancshares, Inc.                                            (2)

       4.1          Certificate of Registrant's Common Stock                                                           (3)

       4.2          Articles Fourth, Fifth and Eighth of Registrant's Articles of Incorporation                        (1)

       4.3          Amended Articles II, III, V, VII and VIII of Registrant's Code of Regulations                      (2)

      10(i)*        The Croghan Colonial Bank 401 (k) Plan                                                             (4)

     10(ii)*        Executive Supplemental Retirement Plan Agreement                                                   (5)

        13          Annual Report to Shareholders - 2000                                                          Included with
                                                                                                                   This filing

        21          Subsidiaries of the Registrant                                                                Included with
                                                                                                                   This filing

        23          Consent of Independent Auditor                                                                Included with
                                                                                                                   This filing


------------------------
*Indicates management contracts, compensatory plans or other arrangements.

(1) This document was previously filed as Exhibit 3(i) to the Registrant's June 30, 1997 quarterly report on Form 10-Q (File No. 0-20159) and is incorporated herein by reference.

(2) This document was previously filed as Exhibit 3(ii) to the Registrant's June 30, 2000 quarterly report on Form 10-Q (File No. 0-20159) and is incorporated herein by reference.

(3) This document was previously filed as Exhibit 3 to the Registrant's Form 10 registration statement pursuant to Section 12(g) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

(4) Included herein by reference to the Registrant's registration statement on Form S-8 dated May 19, 1998 (Reg. No. 333-53075).

(5) This document was previously filed as Exhibit 10(ii) with Registrant's Annual Report on Form 10-K for fiscal year ending December 31, 1999 (File No. 0-20159).