Form 10-Q
period 2001-03-31
CROGHAN BANCSHARES INC
filed 2001-04-27
CIK 887149

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2001


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]






             1,913,144 Common shares were outstanding as of March 31, 2001.



This document contains 10 pages.

                            CROGHAN BANCSHARES, INC.

                                      Index

PART I.                                                                 Page(s)

   Item 1.  Financial Statements                                         3 - 6

   Item 2.  Management's Discussion and Analysis                         7 - 9

   Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk - There have been no material changes from the information provided in the December 31, 2000 Form 10-K

PART II.

   Item 1.  Legal Proceedings - None
   Item 2.  Changes in Securities - None
   Item 3.  Defaults Upon Senior Securities - None
   Item 4.  Submission of Matters to a Vote of Security Holders - None
   Item 5.  Other Information - None
   Item 6.  Exhibits and Reports on Form 8-K:
                 (a)  None
                 (b) A Form 8-K dated January 26, 2001 was filed on January 26, 2001 reporting the 2000 annual earnings for Croghan Bancshares, Inc.


Signatures                                                                  10

                            CROGHAN BANCSHARES, INC.
                     Consolidated Balance Sheets (Unaudited)

                                                                                       March 31      December 31,
                            ASSETS                                                       2001           2000
                                                                               (Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
        Cash and due from banks                                                       $  10,824      $  13,046
        Interest-bearing deposits in other banks                                             --              8
        Federal funds sold                                                               11,600             --
                                                                                      ---------      ---------
                            Total cash and cash equivalents                              22,424         13,054
                                                                                      ---------      ---------
SECURITIES
        Available-for sale, at fair value                                                48,756         53,502
        Held-to-maturity, at amortized cost, fair value of $5,677 in 2001
            and $5,088 in 2000                                                            5,660          5,123
                                                                                      ---------      ---------
                            Total securities                                             54,416         58,625
                                                                                      ---------      ---------

LOANS                                                                                   262,337        258,855
        Less:  Allowance for loan losses                                                  3,338          3,242
                                                                                      ---------      ---------
                            Net loans                                                   258,999        255,613
                                                                                      ---------      ---------

PREMISES AND EQUIPMENT, NET                                                               6,734          6,756
ACCRUED INTEREST RECEIVABLE                                                               2,421          2,738
OTHER REAL ESTATE OWNED                                                                      --             --
GOODWILL                                                                                  6,592          6,751
OTHER ASSETS                                                                              4,504          3,895
                                                                                      ---------      ---------
TOTAL ASSETS                                                                          $ 356,090      $ 347,432
                                                                                      =========      =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
        Deposits:
           Demand, non-interest bearing                                               $  34,880      $  34,865
           Savings, NOW and Money Market deposits                                       115,423        114,993
           Time                                                                         137,555        134,346
                                                                                      ---------      ---------
                            Total Deposits                                              287,858        284,204

        Federal funds purchased and securities sold under repurchase agreements          10,498         14,009
        Federal Home Loan Bank borrowings                                                16,000          9,000
        Dividends payable                                                                   402            402
        Other liabilities                                                                 3,134          2,351
                                                                                      ---------      ---------
                            Total liabilities                                           317,892        309,966
                                                                                      ---------      ---------

STOCKHOLDERS' EQUITY
        Common stock, $12.50 par value. Authorized 3,000,000 shares; issued and
            outstanding 1,913,144 shares in 2001 and 1,912,458 in 2000                   23,914         23,906
        Surplus                                                                             108            102
        Retained Earnings                                                                13,920         13,479
        Accumulated other comprehensive income (loss)                                       256            (21)
                                                                                      ---------      ---------
                            Total stockholders' equity                                   38,198         37,466
                                                                                      ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 356,090      $ 347,432
                                                                                      =========      =========

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                                  Three months ended
                                                                                                       March 31
                                                                                                   2001        2000
                                                                                                (Dollars in thousands,
                                                                                                except per share data)
INTEREST INCOME
        Interest and fees on loans                                                                $5,618      $5,083
        Interest and dividends on securities:
           U.S. Treasury securities                                                                  149         252
           Obligations of U.S. Government agencies and corporations                                  424         501
           Obligations of states and political subdivisions                                          138         160
           Other securities                                                                           78          74
        Interest on federal funds sold                                                                85          18
                                                                                                  ------      ------
                            Total interest income                                                  6,492       6,088
                                                                                                  ------      ------

INTEREST EXPENSE
        Interest on deposits                                                                       2,563       2,333
        Interest on other borrowings                                                                 314         170
                                                                                                  ------      ------
                            Total interest expense                                                 2,877       2,503
                                                                                                  ------      ------

                            Net interest income                                                    3,615       3,585

PROVISION FOR LOAN LOSSES                                                                            120          75
                                                                                                  ------      ------
                            Net interest income after provision for loan losses                    3,495       3,510
                                                                                                  ------      ------

NON-INTEREST INCOME
        Trust income                                                                                 125         117
        Service charges on deposit accounts                                                          222         222
        Gain (loss) on sale of securities                                                             --          --
        Gain (loss) on sale of loans                                                                  --          --
        Other operating income                                                                       195         215
                                                                                                  ------      ------
                            Total non-interest income                                                542         554
                                                                                                  ------      ------
NON-INTEREST EXPENSES
        Salaries, wages and employee benefits                                                      1,550       1,560
        Net occupancy expense of premises                                                            167         173
        Amortization of goodwill                                                                     160         160
        Other operating expenses                                                                     885         901
                                                                                                  ------      ------
                            Total non-interest expenses                                            2,762       2,794
                                                                                                  ------      ------
                            Income before federal income taxes                                     1,275       1,270
FEDERAL INCOME TAXES                                                                                 432         426
                                                                                                  ------      ------
NET INCOME                                                                                        $  843      $  844
                                                                                                  ======      ======

        Net income per share, based on 1,912,731 shares in 2001 and 1,908,696 shares in 2000      $ 0.44      $ 0.44
                                                                                                  ======      ======
        Dividends declared, based on 1,913,144 shares in 2001 and 1,909,215 shares in 2000        $ 0.21      $ 0.20
                                                                                                  ======      ======

COMPREHENSIVE INCOME                                                                              $1,120      $  760
                                                                                                  ======      ======

                            CROGHAN BANCSHARES, INC.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                             Three months ended
                                                                                                                  March 31
                                                                                                             2001           2000
                                                                                                            (Dollars in thousands,
                                                                                                            except per share data)
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                                         $    843       $    844
        Adjustments to reconcile net income to net cash provided by operating activities:
                     Depreciation and amortization                                                              321            315
                     Provision for loan losses                                                                  120             75
                     Deferred federal income taxes                                                              (84)           (24)
                     FHLB stock dividends                                                                       (28)           (26)
                     Increase in cash value of split dollar life insurance policies                             (50)           (42)
                     Net amortization of security premiums and discounts                                          9             27
                     Loss (gain) on sale of securities                                                           --             --
                     Loss (gain) on sale of loans                                                                --             --
                     Loss (gain) on disposal of equipment                                                        --              1
                     Decrease (increase) in accrued interest receivable                                         317             74
                     Decrease (increase) in  other assets                                                      (558)           (10)
                     Increase (decrease) in other liabilities                                                   723            405
                                                                                                           --------       --------
                                   Net cash provided  by operating activities                                 1,613          1,639
                                                                                                           --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of securities:
                     Available-for-sale                                                                      (7,033)        (3,000)
                     Held-to-maturity                                                                          (514)            --
        Proceeds from maturities of securities                                                               12,194          6,036
        Proceeds from sales of available-for-sale securities                                                     --             --
        Proceeds from sale of loans                                                                              --             --
        Net decrease (increase) in loans                                                                     (3,506)        (1,660)
        Capital expenditures                                                                                   (139)          (124)
        Proceeds from sale of equipment                                                                          --             --
                                                                                                           --------       --------
                                    Net cash provided by (used in) investing activities                       1,002          1,252
                                                                                                           --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase (decrease) in deposits                                                                   3,664          2,936
        Increase (decrease) in federal funds purchased and securities sold under repurchase agreements       (3,511)        (2,748)
        Increase (decrease) in borrowed funds                                                                 7,000         (3,000)
        Proceeds from issuance of common stock                                                                   14             25
        Cash dividends paid                                                                                    (402)          (363)
                                                                                                           --------       --------
                                     Net cash provided by (used in) financing activities                      6,755         (3,150)
                                                                                                           --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          9,370           (259)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                             13,054         15,793
                                                                                                           --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                                 $ 22,424       $ 15,534
                                                                                                           ========       ========

SUPPLEMENTAL DISCLOSURES
        Cash paid during the year for:
                     Interest                                                                              $  2,647       $  2,593
                                                                                                           ========       ========
                     Federal income taxes                                                                  $     --       $     --
                                                                                                           ========       ========
        Transfer of loans to other real estate                                                             $     --       $     --
                                                                                                           ========       ========


See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                    Note to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)


(1)  Consolidated Financial Statements

         The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

PERFORMANCE SUMMARY

Assets at March 31, 2001 totalled $356,090,000 compared to $347,432,000 at 2000 year end. Total deposits increased to $287,858,000 from $284,204,000 at year end and total loans increased to $262,337,000 from $258,855,000 at year end.

Net income for the quarter ended March 31, 2001 was $843,000 or $.44 per common share compared to $844,000 or $.44 per common share for the same period in 2000. Operating results for the quarter ended March 31, 2001 were positively impacted by an increase in loans of $21,381,000 from the quarter ended March 31, 2000. The earnings were negatively impacted as a result of a decrease in non-interest income of $12,000, along with additional loan loss provision of $45,000 compared to the same period in 2000.

DEPOSITS, LOANS, INVESTMENT SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at March 31, 2001 increased $3,654,000 or 1.3 percent from 2000 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) increased $445,000 while the time deposit category increased $3,209,000. Total loans increased $3,482,000 or 1.3 percent from 2000 year end. Total investment securities decreased $4,209,000 from 2000 year end.

Stockholders' equity at March 31, 2001 increased to $38,198,000 or $19.97 book value per common share compared to $37,466,000 or $19.59 book value per common share at December 31, 2000. The balance in stockholders' equity at March 31, 2000 included accumulated other comprehensive income (loss) consisting of the net unrealized gain (loss) on investment securities classified as available-for-sale. At March 31, 2001, Croghan held $48,756,000 in available-for-sale securities with a net unrealized gain of $256,000 net of income taxes. This compares to 2000 year-end holdings of $53,502,000 with a net unrealized loss of $21,000 net of income taxes. Consistent with the Corporation's quarterly dividend policy, a dividend of $.21 per share was declared on March 13, 2001 to be distributed on April 30, 2001.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, increased $30,000 for the quarter ended March 31, 2001 compared to the same period in 2000. The net interest yield (net interest income divided by average earning assets) was 4.56 percent for the quarter ended March 31, 2001 compared to 4.58 percent for the quarter ended March 31, 2000.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

-------------------------------------------------------------------------------------
                                             Three Months Ended   Twelve Months Ended
-------------------------------------------------------------------------------------
                                                 March 31,             December 31,
                                                   2001                    2000
                                                      (Dollars in thousands)

Provision for loan losses charged to expense      $  120                 $  435
Net loan charge-offs                                  24                    389
Net loan charge-offs as a percent of
         average outstanding net loans               .01%                   .16%
Nonaccrual loans                                  $1,449                 $  628
Loans past due 90 days or more                     1,554                  1,144
Potential problem loans, other than those
   past due 90 days or more, nonaccrual,
   or restructured                                 1,839                  1,602
Allowance for loan losses                          3,338                  3,242
Allowance for loan losses as a
   percent of period-end loans                      1.27%                  1.25%
-------------------------------------------------------------------------------------


The first quarter 2001 provision for loan losses appearing in the Consolidated Statements of Operations and Comprehensive Income totalled $120,000. This provision compares to $75,000 expensed in the first quarter of 2000. Actual net loan charge offs were $24,000 for the first three months of 2001 compared to $113,000 during the same period in 2000.

Nonaccrual loans totalled $1,449,000 at March 31, 2001, including one credit of $831,000, compared to $628,000 at December 31, 2000. Loans past due 90 days or more increased $410,000 and other potential problem loans increased $237,000 from the December 31, 2000 figures. These negative asset quality trends will continue to be monitored throughout 2001 to ensure adequate provisions are calculated and expensed. The Corporation's allowance for loan losses as a percentage of outstanding loans increased to 1.27 percent at March 31, 2001 compared to 1.25 percent at December 31, 2000. It is the Corporation's policy to maintain the allowance for loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is conducted by an outside consulting firm, which facilitates the early identification of problem loans and ensures sound credit decisions. Management considers the allowance at March 31, 2001 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME

Total non-interest income decreased $12,000 or 2.2 percent for the quarter ended March 31, 2001. Trust department fee income increased $8,000 between quarterly periods and service charges on deposit accounts remained unchanged between comparable quarterly periods.

Other operating income decreased $20,000 or 9.3 percent for the quarter ended March 31, 2001. The significant component of the decline included a $16,000 (47.1%) reduction in fees generated by the Invest Department, which markets non-FDIC insured investment products (e.g., mutual funds and annuities).

NON-INTEREST EXPENSES

Total non-interest expenses decreased $32,000 or 1.1 percent for the quarter ended March 31, 2001 compared to the same period in 2000. Salaries, wages and employee benefits decreased $10,000 between quarterly periods and net occupancy expense of bank premises decreased $6,000 between quarterly periods.

Goodwill amortization associated with the August 1, 1996 purchase of Union Bancshares Corp. was unchanged for the two comparable quarterly periods while other operating expenses decreased $16,000 or 1.8 percent between quarterly periods.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $6,000 or 1.4 percent between quarterly periods due primarily to less tax-exempt income. The Corporation's effective tax rate for the quarter ended March 31, 2001 increased to 33.9 percent compared to
33.6 percent for the quarter ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

An average federal funds sold position of $6,761,000 was maintained for the quarterly period ended March 31, 2001. Short-term borrowings of federal funds purchased and repurchase agreements averaged $10,950,000 for the quarterly period.

Borrowings from the Federal Home Loan Bank totalled $16,000,000 at March 31, 2001 compared to $9,000,000 at December 31, 2000. The additional borrowings were used to take advantage of lower cost funding alternatives for the increase in loan demand and the upcoming maturity of Federal Home Loan Bank borrowings.

Capital expenditures for bank premises and equipment totalled $139,000 for the quarter ended March 31, 2001. This compares to $124,000 for same period in 2000. The increase was in part due to the replacement or addition of personal computers. Projected capital expenditures for the remainder of 2001 approximate $70,000.

                                   SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CROGHAN BANCSHARES, INC
                         -------------------------------
                                   Registrant


Date:      April 23, 2001                             /s/ Thomas Hite
      ------------------------               -------------------------------
                                                Thomas F. Hite, President



Date:      April 23, 2001                           /s/ Joseph Berger
      ------------------------               -------------------------------
                                               Joseph W. Berger, Treasurer