Form 10-Q/A
period 2001-03-31
CROGHAN BANCSHARES INC
filed 2001-05-07
CIK 887149

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A


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
                                                                                                  ======      ======

                            CROGHAN BANCSHARES, INC.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                             Three months ended
                                                                                                                  March 31
                                                                                                             2001           2000
                                                                                                            (Dollars in thousands,
                                                                                                            except per share data)
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                                         $    843       $    844
        Adjustments to reconcile net income to net cash provided by operating activities:
                     Depreciation and amortization                                                              321            315
                     Provision for loan losses                                                                  120             75
                     Deferred federal income taxes                                                              (84)           (24)
                     FHLB stock dividends                                                                       (28)           (26)
                     Increase in cash value of split dollar life insurance policies                             (50)           (42)
                     Net amortization of security premiums and discounts                                          9             27
                     Loss (gain) on sale of securities                                                           --             --
                     Loss (gain) on sale of loans                                                                --             --
                     Loss (gain) on disposal of equipment                                                        --              1
                     Decrease (increase) in accrued interest receivable                                         317             74
                     Decrease (increase) in  other assets                                                      (558)           (10)
                     Increase (decrease) in other liabilities                                                   723            405
                                                                                                           --------       --------
                                   Net cash provided  by operating activities                                 1,613          1,639
                                                                                                           --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of securities:
                     Available-for-sale                                                                      (7,033)        (3,000)
                     Held-to-maturity                                                                          (514)            --
        Proceeds from maturities of securities                                                               12,194          6,036
        Proceeds from sales of available-for-sale securities                                                     --             --
        Proceeds from sale of loans                                                                              --             --
        Net decrease (increase) in loans                                                                     (3,506)        (1,660)
        Capital expenditures                                                                                   (139)          (124)
        Proceeds from sale of equipment                                                                          --             --
                                                                                                           --------       --------
                                    Net cash provided by (used in) investing activities                       1,002          1,252
                                                                                                           --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase (decrease) in deposits                                                                   3,654          2,936
        Increase (decrease) in federal funds purchased and securities sold under repurchase agreements       (3,511)        (2,748)
        Increase (decrease) in borrowed funds                                                                 7,000         (3,000)
        Proceeds from issuance of common stock                                                                   14             25
        Cash dividends paid                                                                                    (402)          (363)
                                                                                                           --------       --------
                                     Net cash provided by (used in) financing activities                      6,755         (3,150)
                                                                                                           --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          9,370           (259)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                             13,054         15,793
                                                                                                           --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                                 $ 22,424       $ 15,534
                                                                                                           ========       ========

SUPPLEMENTAL DISCLOSURES
        Cash paid during the year for:
                     Interest                                                                              $  2,647       $  2,593
                                                                                                           ========       ========
                     Federal income taxes                                                                  $     --       $     --
                                                                                                           ========       ========
        Transfer of loans to other real estate                                                             $     --       $     --
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



                             CROGHAN BANCSHARES, INC
                         -------------------------------
                                   Registrant


Date:         May 7, 2001                           /s/ Thomas Hite
      ------------------------               -------------------------------
                                                Thomas F. Hite, President



Date:         May 7, 2001                           /s/ Joseph Berger
      ------------------------               -------------------------------
                                               Joseph W. Berger, Treasurer