Form 10-Q
period 2001-06-30
CROGHAN BANCSHARES INC
filed 2001-07-27
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 2001


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






             1,913,559 Common shares were outstanding as of June 30, 2001.



This document contains 20 pages.

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

PART II.

   Item 1.  Legal Proceedings - None
   Item 2.  Changes in Securities - None
   Item 3.  Defaults Upon Senior Securities - None
   Item 4.  Submission of Matters to a Vote of Security Holders:
            (a) The annual meeting of shareholders of Croghan Bancshares, Inc. was held May 8, 2001
            (b) Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The following Directors were elected for terms expiring 2004: James E. Bowlus, John P. Keller, Daniel W. Lease, and Allan E. Mehlow. The Directors remaining in office with terms expiring in 2002 are as follows: Thomas F. Hite, Robert H. Moyer, J. Terrence Wolfe, and Gary L. Zimmerman. The Directors remaining in office with terms expiring in 2003 are as follows: Claire F. Johansen, Steven A. Kemper, K. Brian Pugh, and Claude E. Young.
            (c)   Election of Directors.

                     Directors                  For        Withheld        Abstain
                   -----------                  ---        --------        -------

                   James W. Bowlus         1,454,706        10,792            0
                   John P. Keller          1,440,840        24,658            0
                   Daniel W. Lease         1,458,240         7,258            0
                   Allan E. Mehlow         1,452,246        13,252            0
                   Nathan G. Danziger        152,748           100            0
                   Samuel R. Danziger        152,748           100            0
                   Jared E. Danziger         152,748           100            0
                   Richard M. Osborne        152,748           100            0


Item 5.  Other Information - None

   Item 6.  Exhibits and Reports on Form 8-K:

            (a)  Exhibit 10(iii) - Employment Contract                       13
            (b)  A Form 8-K dated May 10, 2001 was filed on May 10,
                 2001, reporting the results of Croghan Bancshares, Inc.'s annual meeting and the retirement of Mr. Hite from Bank and Company boards.

Signatures                                                                   12


                                                      CROGHAN BANCSHARES, INC.
                                              Consolidated Balance Sheets (Unaudited)

                                                                                               June 30,           December 31,
                            ASSETS                                                              2001                  2000
                                                                             ( Dollars in thousands, except par value & share data)
CASH AND CASH EQUIVALENTS
        Cash and due from banks                                                            $     11,237         $     13,046
        Interest-bearing deposits in other banks                                                   --                      8
        Federal funds sold                                                                         --                   --
                                                                                           ------------         ------------
                            Total cash and cash equivalents                                      11,237               13,054
                                                                                           ------------         ------------
SECURITIES
        Available-for sale, at fair value                                                        49,989               53,502
        Held-to-maturity, at amortized cost, fair value of $5,713 in 2001
            and $5,088 in 2000                                                                    5,684                5,123
                                                                                           ------------         ------------
                            Total securities                                                     55,673               58,625
                                                                                           ------------         ------------

LOANS                                                                                           269,399              258,855
        Less:  Allowance for loan losses                                                          3,447                3,242
                                                                                           ------------         ------------
                            Net loans                                                           265,952              255,613
                                                                                           ------------         ------------

PREMISES AND EQUIPMENT, NET                                                                       6,637                6,756
ACCRUED INTEREST RECEIVABLE                                                                       2,474                2,738
OTHER REAL ESTATE OWNED                                                                            --                   --
GOODWILL                                                                                          6,432                6,751
OTHER ASSETS                                                                                      4,128                3,895
                                                                                           ------------         ------------
TOTAL ASSETS                                                                               $    352,533         $    347,432
                                                                                           ============         ============

        LIABILITES AND STOCKHOLDERS' EQUITY

LIABILITES
        Deposits:
           Demand, non-interest bearing                                                    $     32,926         $     34,865
           Savings, NOW and Money Market deposits                                               112,919              114,993
           Time                                                                                 138,809              134,346
                                                                                           ------------         ------------
                            Total Deposits                                                      284,654              284,204

        Federal funds purchased and securities sold under repurchase agreements                  10,256               14,009
        Federal Home Loan Bank borrowings                                                        16,000                9,000
        Dividends payable                                                                           421                  402
        Other liabilities                                                                         2,468                2,351
                                                                                           ------------         ------------
                            Total liabilities                                                   313,799              309,966
                                                                                           ------------         ------------

STOCKHOLDERS' EQUITY
        Common stock, $12.50 par value.  Authorized 3,000,000 shares; issued and
            outstanding 1,913,559 shares in 2001 and 1,912,458 in 2000                           23,919               23,906
        Surplus                                                                                     111                  102
        Retained Earnings                                                                        14,427               13,479
        Accumulated other comprehensive income (loss)                                               277                  (21)
                                                                                           ------------         ------------
                            Total stockholders' equity                                           38,734               37,466
                                                                                           ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $    352,533         $    347,432
                                                                                           ============         ============

See note to consolidated financial statements.


                                                    CROGHAN BANCSHARES, INC.
                           Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                                        Three months ended
                                                                                                              June 30
                                                                                                     2001                2000

                                                                                                       (Dollars in thousands,
                                                                                                       except per share data)
INTEREST INCOME
        Interest and fees on loans                                                              $      5,726         $      5,317
        Interest and dividends on securities:
           U.S. Treasury securities                                                                      129                  229
           Obligations of U.S. Government agencies and corporations                                      394                  556
           Obligations of states and political subdivisions                                              146                  155
           Other securities                                                                               85                   75
        Interest on federal funds sold                                                                    81                   23
                                                                                                ------------         ------------
                            Total interest income                                                      6,561                6,355
                                                                                                ------------         ------------

INTEREST EXPENSE
        Interest on deposits                                                                           2,467                2,385
        Interest on other borrowings                                                                     336                  264
                                                                                                ------------         ------------
                            Total interest expense                                                     2,803                2,649
                                                                                                ------------         ------------

                            Net interest income                                                        3,758                3,706

PROVISION FOR LOAN LOSSES                                                                                120                  100
                                                                                                ------------         ------------
                            Net interest income after provision for loan losses                        3,638                3,606
                                                                                                ------------         ------------

NON-INTEREST INCOME
        Trust income                                                                                     130                  118
        Service charges on deposit accounts                                                              234                  231
        Gain (loss) on sale of investment securities                                                    --                   --
        Gain (loss) on sale of loans                                                                    --                   --
        Other operating income                                                                           197                  221
                                                                                                ------------         ------------
                            Total non-interest income                                                    561                  570
                                                                                                ------------         ------------
NON-INTEREST EXPENSES
        Salaries, wages and employee benefits                                                          1,541                1,540
        Net occupancy expense of premises                                                                158                  156
        Amortization of goodwill                                                                         159                  160
        Other operating expenses                                                                         934                  960
                                                                                                ------------         ------------
                            Total non-interest expenses                                                2,792                2,816
                                                                                                ------------         ------------
                            Income before federal income taxes                                         1,407                1,360
FEDERAL INCOME TAXES                                                                                     479                  460
                                                                                                ------------         ------------
NET INCOME                                                                                      $        928         $        900
                                                                                                ============         ============

        Net income per share, based on 1,913,227 shares in 2001 and 1,909,471 shares in 2000    $       0.49         $       0.47
                                                                                                ============         ============
        Dividends declared, based on 1,913,559 shares in 2001 and 1,910,776 shares in 2000      $       0.22         $       0.20
                                                                                                ============         ============

COMPREHENSIVE INCOME                                                                            $        948         $        953
                                                                                                ============         ============

See note to consolidated financial statements.


                                                       CROGHAN BANCSHARES, INC.
                             Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                                         Six months ended
                                                                                                              June 30
                                                                                                   2001                     2000

                                                                                                       (Dollars in thousands,
                                                                                                       except per share data)
INTEREST INCOME
        Interest and fees on loans                                                             $     11,344            $     10,400
        Interest and dividends on securities:
           U.S. Treasury securities                                                                     278                     482
           Obligations of U.S. Government agencies and corporations                                     818                   1,057
           Obligations of states and political subdivisions                                             284                     314
           Other securities                                                                             163                     149
        Interest on federal funds sold                                                                  166                      41
                                                                                               ------------            ------------
                            Total interest income                                                    13,053                  12,443
                                                                                               ------------            ------------

INTEREST EXPENSE
        Interest on deposits                                                                          5,030                   4,718
        Interest on other borrowings                                                                    650                     434
                                                                                               ------------            ------------
                            Total interest expense                                                    5,680                   5,152
                                                                                               ------------            ------------

                            Net interest income                                                       7,373                   7,291

PROVISION FOR LOAN LOSSES                                                                               240                     175
                                                                                               ------------            ------------
                            Net interest income after provision for loan losses                       7,133                   7,116
                                                                                               ------------            ------------

NON-INTEREST INCOME
        Trust income                                                                                    256                     234
        Service charges on deposit accounts                                                             456                     453
        Gain (loss) on sale of investment securities                                                   --                      --
        Gain (loss) on sale of loans                                                                   --                      --
        Other operating income                                                                          392                     436
                                                                                               ------------            ------------
                            Total non-interest income                                                 1,104                   1,123
                                                                                               ------------            ------------
NON-INTEREST EXPENSES
        Salaries, wages and employee benefits                                                         3,092                   3,100
        Net occupancy expense of premises                                                               325                     329
        Amortization of goodwill                                                                        319                     319
        Other operating expenses                                                                      1,819                   1,861
                                                                                               ------------            ------------
                            Total non-interest expenses                                               5,555                   5,609
                                                                                               ------------            ------------
                            Income before federal income taxes                                        2,682                   2,630
FEDERAL INCOME TAXES                                                                                    911                     886
                                                                                               ------------            ------------
NET INCOME                                                                                     $      1,771            $      1,744
                                                                                               ============            ============

        Net income per share, based on 1,912,980 shares in 2001 and 1,909,471 shares in 2000   $       0.93            $       0.91
                                                                                               ============            ============
        Dividends declared, based on 1,913,559 shares in 2001 and 1,910,776 shares in 2000     $       0.43            $       0.40
                                                                                               ============            ============

COMPREHENSIVE INCOME                                                                           $      2,068            $      1,712
                                                                                               ============            ============

See note to consolidated financial statements.


                                             CROGHAN BANCSHARES, INC.
                                 Consolidated Statements of Cash Flows (Unaudited)

                                                                                                               Six months ended
                                                                                                                    June 30
                                                                                                             2001             2000

                                                                                                          (Dollars in thousands,
                                                                                                          except per share data)
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                                     $      1,771    $      1,744
        Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                                                    636             631
               Provision for loan losses                                                                        240             175
               Deferred federal income taxes                                                                   (125)            (14)
               FHLB stock dividends                                                                             (57)            (53)
               Increase in cash value of split dollar life insurance policies                                   (91)            (79)
               Net amortization of security premiums and discounts                                               22              51
               Loss (gain) on sale of securities                                                               --              --
               Loss (gain) on sale of loans                                                                    --              --
               Loss (gain) on disposal of equipment                                                            --                 1
               Decrease (increase) in accrued interest receivable                                               264              51
               Decrease (increase) in  other assets                                                            (142)            (30)
               Increase (decrease) in other liabilities                                                          88             186
                                                                                                       ------------    ------------
                             Net cash provided  by operating activities                                       2,606           2,663
                                                                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of securities:
               Available-for-sale                                                                           (13,716)         (5,500)
               Held-to-maturity                                                                                (514)           (713)
        Proceeds from maturities of securities                                                               17,668           8,582
        Proceeds from sales of available-for-sale securities                                                   --              --
        Proceeds from sale of loans                                                                            --              --
        Net decrease (increase) in loans                                                                    (10,579)         (6,912)
        Capital expenditures                                                                                   (198)           (158)
        Proceeds from sale of equipment                                                                        --              --
                                                                                                       ------------    ------------
                             Net cash provided by (used in)  investing activities                            (7,339)         (4,701)
                                                                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase (decrease) in deposits                                                                     450         (10,523)
        Increase (decrease) in federal funds purchased and securities sold under repurchase agreements       (3,753)          9,581
        Increase (decrease) in borrowed funds                                                                 7,000          (1,000)
        Proceeds from issuance of common stock                                                                   23              51
        Cash dividends paid                                                                                    (804)           (744)
                                                                                                       ------------    ------------
                             Net cash provided by (used in) financing activities                              2,916          (2,635)
                                                                                                       ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                         (1,817)         (4,673)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                             13,054          15,793
                                                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                             $     11,237    $     11,120
                                                                                                       ============    ============

SUPPLEMENTAL DISCLOSURES
        Cash paid during the year for:

                     Interest                                                                          $      5,864    $      5,247
                                                                                                       ============    ============
                     Federal income taxes                                                              $        985    $        760
                                                                                                       ============    ============
        Transfer of loans to other real estate                                                         $       --      $       --
                                                                                                       ============    ============

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                    Note to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


(1)  Consolidated Financial Statements

         The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

PERFORMANCE SUMMARY

Assets at June 30, 2001 totalled $352,533,000 compared to $347,432,000 at 2000 year end. Total deposits increased to $284,654,000 from $284,204,000 at year end and total loans increased to $269,399,000 from $258,855,000 at year end.

Net income for the quarter ended June 30, 2001 was $928,000 or $.49 per common share compared to $900,000 or $.47 per common share for the same period in 2000, and net income for the six-month period ended June 30, 2001 was $1,711,000 or $.93 per common share compared to $1,744,000 or $.91 for the same period in 2000. Operating results for 2001 continued to be positively impacted by stable loan growth and the containment of non-interest expenses.

DEPOSITS, LOANS, INVESTMENT SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at June 30, 2001 modestly increased $450,000 or .2 percent from 2000 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $4,013,000 while the time deposit category increased $4,463,000. The Bank continues to experience high levels of competition for core deposits from both traditional sources of banks and credit unions along with non-traditional sources such as brokerage firms. The Bank will continue to look for new or enhanced deposit products to meet the needs of the markets we serve.

Total loans increased $10,544,000 or 4.1 percent from 2000 year end, and increased $23,360,000 or 9.5 percent from the same period in 2000. The greatest portion of the increase over the last six months has occurred in both the residential and non-residential real estate markets. Total investment securities decreased $2,952,000 or 5.0 percent from 2000 year end. The reduction was the result of using maturities of the securities portfolio to help fund the loan growth experienced over the first half of 2001.

Stockholders' equity at June 30, 2001 increased to $38,734,000 or $20.24 book value per common share compared to $37,466,000 or $19.59 book value per common share at December 31, 2000. The balance in stockholders' equity at June 30, 2001 included accumulated other comprehensive income (loss) consisting of the net unrealized gain (loss) on investment securities classified as available -for-sale. At June 30, 2001, Croghan held $49,989,000 in available-for-sale securities with a net unrealized gain of $277,000, net of income taxes. This compares to 2000 year-end holdings of $53,502,000 with a net unrealized loss of $21,000, net of income taxes. Consistent with the Corporation's quarterly dividend policy, a dividend of $.22 per share was declared on June 12, 2001 to be distributed on July 31, 2001.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from earning assets over the interest cost of funding those assets, increased $52,000 for the quarter ended June 30, 2001 compared to the same period in 2000, and increased $82,000 for the six-month period ended June 30, 2001 compared to the same period in 2000. The net interest yield (net interest income divided by average earning assets) was 4.60 percent for the quarter ended June 30, 2001 compared to 4.62 percent for the quarter ended June 30, 2000, and was 4.55 percent for the six-month period ended June 30, 2001 compared to 4.59 percent for the same period in 2000. The slight reduction in the net interest yield was a result of the Federal Open Market Committee lowering the target rates on Federal Funds by 275 basis points over the first six months of 2001. The lowering of the target rate caused the asset yields to drop at a faster rate than the interest sensitive liabilities.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

----------------------------------------------------------------------------------------------
                                                   Six Months Ended    Twelve Months Ended
----------------------------------------------------------------------------------------------
                                                        June 30,          December 31,
                                                          2001               2000
                                                         (Dollars in thousands)

Provision for loan losses charged to expense           $   240          $    435
Net loan charge-offs                                        35               389
Net loan charge-offs as a percent of
         average outstanding net loans                     .01%              .16%
Nonaccrual loans                                       $ 1,327          $    628
Loans past due 90 days or more                           1,755             1,144
Potential problem loans, other than those
   past due 90 days or more, nonaccrual,
   or restructured                                       1,977             1,602
Allowance for loan losses                                3,447             3,242
Allowance for loan losses as a
   percent of period-end loans                            1.28%             1.25%

----------------------------------------------------------------------------------------------

The provision for loan losses for the first six months of 2001 appearing in the Consolidated Statements of Operations and Comprehensive Income totalled $240,000. This provision compares to $175,000 expensed during the same period in 2000. Actual net loan charge offs were $35,000 for the first six months of 2001 compared to $282,000 during the same period in 2000. The higher provision in 2001, coupled with low loan charge-offs enabled the Bank to increase allowance for loan losses as a percent of gross loans to 1.28 percent compared to year-end 2000 of 1.25 percent.

Nonaccrual loans totalled $1,327,000 at June 20, 2001, including one credit of $831,000, compared to $628,000 at December 31, 2000. Loans past due 90 days or more increased $611,000 and other potential problem loans increased $375,000 from the December 31, 2000 figures. These negative asset quality trends will continue to be monitored throughout 2001 to ensure adequate provisions are calculated and expensed.

It is the Corporation's policy to maintain the allowance for loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is conducted by an outside consulting firm, which facilitates the early identification of problem loans and ensures sound credit decisions. Management considers the allowance at June 30, 2001 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME

Total non-interest income decreased $9,000 or 1.6 percent for the quarter ended June 30, 2001 compared to the same period in 2000, and decreased $19,000 or 1.7 percent for the six-month period ended June 30, 2001 compared to the same period in 2000. Trust department fee income increased $12,000 between comparable quarterly periods and $22,000 between comparable six-month periods. Service charges on deposit accounts increased $3,000 between comparable quarterly and six-month periods.

Other operating income decreased $24,000 between comparable quarterly periods and $44,000 between comparable six-month periods. The reduction was a result of lower MasterCard merchant income, and fees generated by the Invest Division which markets products that are not FDIC insured (e.g. mutual funds and annuities).


NON-INTEREST EXPENSES

Total non-interest expenses decreased $24,000 or 0.9 percent for the quarter ended June 30, 2001 compared to the same period in 2000, and decreased $54,000 or 1.0 percent for the six-month period ended June 30, 2001 compared to the same period in 2000. Salaries, wages and employee benefits increased $1,000 between comparable quarterly periods and decreased $8,000 between comparable six-month periods. The Bank continues to benefit from a reduction in the number of full time equivalent employees, while being adversely impacted with higher benefit costs associated with the medical insurance plan.

Net occupancy expense of premises increased $2,000 between comparable quarterly periods and decreased $4,000 between comparable six-month periods. Goodwill amortization associated with the August 1, 1996 purchase of Union Bancshares Corp. was unchanged for the comparable quarterly and six-month periods. Other operating expenses decreased $26,000 between comparable quarterly periods, and $42,000 between comparable six-month periods. The reduction was in part to lower postage, stationary and supplies cost, and a reduction in the amortization of software.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $19,000 or 4.1 percent between quarterly periods, and $25,000 or 2.8 percent between comparable six-month periods. The Corporation's effective tax rate for the six-months ended June 30, 2001 increased to 34.0 percent compared to
33.7 percent for the same period in 2000. The higher effective tax rate was a result of less tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

Average federal funds sold positions of $6,466,000 and $6,613,000 were maintained for the quarterly and six-month periods, respectively, ended June 30, 2001 compared to $1,457,000 and $1,358,000 for the quarterly and six-month periods, respectively, ended June 30, 2000. Short-term borrowings of federal funds purchased and repurchase agreements averaged $9,572,000 and $10,257,000 for the quarterly and six-month periods, respectively compared to $13,456,000 and $11,497,000 for the quarterly and six-month periods, respectively, ended June 30, 2000.

Borrowings from the Federal Home Loan Bank totalled $16,000,000 at June 30, 2001 compared to $9,000,000 at December 31, 2000. The additional borrowings were used to take advantage of lower cost funding alternatives to fund the loan growth experienced during the first six months of 2000.

Capital expenditures for bank premises and equipment totalled $198,000 for the six-month period ended June 30, 2001. This compares to $158,000 for the same period in 2000. The increase was in part to the addition or replacement of personal computers. Projected capital expenditures for the remainder of 2001 approximate $27,000.

                                   SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CROGHAN BANCSHARES, INC
                         -------------------------------
                                   Registrant


Date:   July 25, 2001                              /s/ Steven C. Futrell
      -----------------                           ----------------------------
                                                  Steven C. Futrell, President



Date:   July 25, 2001                              /s/ Joseph W. Berger
      -----------------                           ----------------------------
                                                  Joseph W. Berger, Treasurer