Form 10-Q
period 2001-09-30
CROGHAN BANCSHARES INC
filed 2001-10-29
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 2001


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        1,913,711 Common shares were outstanding as of September 30, 2001



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


PART II.

   Item 1.  Legal Proceedings - None
   Item 2.  Changes in Securities - None
   Item 3.  Defaults Upon Senior Securities - None
   Item 4.  Submission of Matters to a Vote of Security Holders - None
   Item 5.  Other Information - None
   Item 6.  Exhibits and Reports on Form 8-K:
              (a)  None
              (b) A Form 8-K dated September 17, 2001 was filed on September 17, 2001 reporting the resignation of Joseph W. Berger as Treasurer/Assistant Secretary of the Corporation

Signatures                                                                    12

                            CROGHAN BANCSHARES, INC.
                     Consolidated Balance Sheets (Unaudited)

                                                                                           September 30,  December 31,
                                      ASSETS                                                  2001            2000
                                                                                       (Dollars in thousands, except par value)

CASH AND CASH EQUIVALENTS
          Cash and due from banks                                                             $  9,378    $  13,046
          Interest-bearing deposits in other banks                                                --              8
          Federal funds sold                                                                     3,550         --
                                                                                              --------    ---------
                                      Total cash and cash equivalents                           12,928       13,054
                                                                                              --------    ---------
SECURITIES
          Available-for sale, at fair value                                                     46,617       53,502
          Held-to-maturity, at amortized cost, fair value of $5,786 in 2001
              and $5,088 in 2000                                                                 5,706        5,123
                                                                                              --------    ---------
                                      Total securities                                          52,323       58,625
                                                                                              --------    ---------

LOANS                                                                                          277,186      258,855
          Less: Allowance for loan losses                                                        3,357        3,242
                                                                                              --------    ---------
                                      Net loans                                                273,829      255,613
                                                                                              --------    ---------

Premises and equipment, net                                                                      6,505        6,756
Accrued interest receivable                                                                      2,656        2,738
Goodwill                                                                                         6,273        6,751
Other assets                                                                                     4,095        3,895
                                                                                              --------    ---------
TOTAL ASSETS                                                                                  $358,609    $ 347,432
                                                                                              ========    =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
          Deposits:
             Demand, non-interest bearing                                                     $ 30,513    $  34,865
             Savings, NOW and Money Market deposits                                            115,451      114,993
             Time                                                                              140,196      134,346
                                                                                              --------    ---------
                                      Total Deposits                                           286,160      284,204

          Federal funds purchased and securities sold under repurchase agreements               12,947       14,009
          Federal Home Loan Bank borrowings                                                     16,000        9,000
          Dividends payable                                                                        421          402
          Other liabilities                                                                      3,402        2,351
                                                                                              --------    ---------
                                      Total liabilities                                        318,930      309,966
                                                                                              --------    ---------

STOCKHOLDERS' EQUITY
          Common stock, $12.50 par value. Authorized 3,000,000 shares; issued and
              outstanding 1,913,711 shares in 2001 and 1,912,458 in 2000                        23,921        23,906
          Surplus                                                                                  114           102
          Retained earnings                                                                     15,054        13,479
          Accumulated other comprehensive income (loss)                                            590           (21)
                                                                                              --------     ---------
                                      Total stockholders' equity                                39,679        37,466
                                                                                              --------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $358,609     $ 347,432
                                                                                              ========     =========


See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                                           Three months ended
                                                                                                              September 30
                                                                                                            2001         2000
                                                                                                          (Dollars in thousands,
                                                                                                          except per share data)

INTEREST AND DIVIDEND  INCOME
          Loans, including fees                                                                            $5,731       $5,564
          Securities:
             U.S. Treasury                                                                                     45          215
             Obligations of U.S. Government agencies and corporations                                         441          551
             Obligations of states and political subdivisions                                                 135          148
             Other                                                                                             86           78
          Federal funds sold                                                                                   52            2
                                                                                                           ------       ------
                                      Total interest and dividend income                                    6,490        6,558
                                                                                                           ------       ------

INTEREST EXPENSE
          Deposits                                                                                          2,405        2,480
          Other borrowings                                                                                    313          430
                                                                                                           ------       ------
                                      Total interest expense                                                2,718        2,910
                                                                                                           ------       ------

                                      Net interest income                                                   3,772        3,648

PROVISION FOR LOAN LOSSES                                                                                     180          120
                                                                                                           ------       ------
                                      Net interest income, after provision for loan losses                  3,592        3,528
                                                                                                           ------       ------

NON-INTEREST INCOME
          Trust income                                                                                        133          121
          Service charges on deposit accounts                                                                 238          236
          Gain (loss) on sale of securities                                                                    41          --
          Gain (loss) on sale of loans                                                                         --          --
          Other                                                                                               296          240
                                                                                                           ------       ------
                                      Total non-interest income                                               708          597
                                                                                                           ------       ------
NON-INTEREST EXPENSES
          Salaries, wages and employee benefits                                                             1,518        1,471
          Occupancy of premises                                                                               158          150
          Amortization of goodwill                                                                            160          160
          Other general and administrative                                                                    875          917
                                                                                                           ------       ------
                                      Total non-interest expenses                                           2,711        2,698
                                                                                                           ------       ------
                                      Income before federal income taxes                                    1,589        1,427
FEDERAL INCOME TAXES                                                                                          541          486
                                                                                                           ------       ------
NET INCOME                                                                                                 $1,048       $  941
                                                                                                           ======       ======
          Net income per share, based on 1,913,601 shares in 2001 and 1,911,561 shares in 2000             $ 0.55       $ 0.49
                                                                                                           ======       ======
          Dividends declared, based on 1,913,711 shares in 2001 and 1,912,188 shares in 2000               $ 0.22       $ 0.21
                                                                                                           ======       ======
COMPREHENSIVE INCOME                                                                                       $1,362       $1,113
                                                                                                           ======       ======


See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                                        Nine months ended
                                                                                                           September 30
                                                                                                        2001         2000
                                                                                                      (Dollars in thousands,
                                                                                                      except per share data)

INTEREST AND DIVIDEND INCOME
          Loans, including fees                                                                        $17,075       $15,964
          Securities:
             U.S. Treasury                                                                                 323           696
             Obligations of U.S. Government agencies and corporations                                    1,259         1,608
             Obligations of states and political subdivisions                                              419           462
             Other                                                                                         249           227
          Federal funds sold                                                                               218            44
                                                                                                       -------       -------
                                      Total interest and dividend income                                19,543        19,001
                                                                                                       -------       -------

INTEREST EXPENSE
          Deposits                                                                                       7,434         7,199
          Other borrowings                                                                                 964           864
                                                                                                       -------       -------
                                      Total interest expense                                             8,398         8,063
                                                                                                       -------       -------

                                      Net interest income                                               11,145        10,938

PROVISION FOR LOAN LOSSES                                                                                  420           295
                                                                                                       -------       -------
                                      Net interest income, after provision for loan losses              10,725        10,643
                                                                                                       -------       -------

NON-INTEREST INCOME
          Trust income                                                                                     389           356
          Service charges on deposit accounts                                                              694           689
          Gain (loss) on sale of securities                                                                 41            --
          Gain (loss) on sale of loans                                                                      --            --
          Other                                                                                            688           676
                                                                                                       -------       -------
                                      Total non-interest income                                          1,812         1,721
                                                                                                       -------       -------
NON-INTEREST EXPENSES
          Salaries, wages and employee benefits                                                          4,610         4,571
          Occupancy of premises                                                                            483           479
          Amortization of goodwill                                                                         479           479
          Other general and administrative                                                               2,694         2,778
                                                                                                       -------       -------
                                      Total non-interest expenses                                        8,266         8,307
                                                                                                       -------       -------
                                      Income before federal income taxes                                 4,271         4,057
FEDERAL INCOME TAXES                                                                                     1,452         1,372
                                                                                                       -------       -------
NET INCOME                                                                                             $ 2,819       $ 2,685
                                                                                                       =======       =======

          Net income per share, based on 1,913,189 shares in 2001 and 1,910,172 shares in 2000         $  1.47       $  1.41
                                                                                                       =======       =======
          Dividends declared, based on 1,913,711 shares in 2001 and 1,912,188 shares in 2000           $  0.65       $  0.61
                                                                                                       =======       =======

COMPREHENSIVE INCOME                                                                                   $ 3,430       $ 2,826
                                                                                                       =======       =======


See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                             Nine months ended
                                                                                                               September 30
                                                                                                             2001         2000
                                                                                                           (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                                                                        $  2,819    $  2,685
          Adjustments to reconcile net income to net cash provided by operating activities:
                     Depreciation and amortization                                                               947         968
                     Provision for loan losses                                                                   420         295
                     Deferred federal income taxes                                                              (116)        (14)
                     FHLB stock dividends                                                                        (86)        (82)
                     Increase in cash value of split dollar life insurance policies                             (126)       (117)
                     Net amortization of security premiums and discounts                                          83          71
                     Loss (gain) on sale of securities                                                           (41)         --
                     Loss (gain) on sale of loans                                                                 --          --
                     Loss (gain) on disposal of equipment                                                         --           1
                     Decrease (increase) in accrued interest receivable                                           82        (411)
                     Decrease (increase) in  other assets                                                         26         147
                     Increase (decrease) in other liabilities                                                    851         239
                                                                                                            --------    --------
                                   Net cash provided  by operating activities                                  4,859       3,782
                                                                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities:
                     Available-for-sale                                                                      (25,335)     (5,500)
                     Held-to-maturity                                                                           (514)       (713)
          Proceeds from maturities of securities                                                              28,079      15,084
          Proceeds from sales of available-for-sale securities                                                 5,041          --
          Proceeds from sale of loans                                                                             --          --
          Net decrease (increase) in loans                                                                   (18,736)    (12,689)
          Additions to premises and equipment                                                                   (217)       (207)
          Proceeds from sale of equipment                                                                         --          --
                                                                                                            --------    --------
                                    Net cash provided by (used in) investing activities                      (11,682)     (4,025)
                                                                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase (decrease) in deposits                                                                  1,956     (16,423)
          Increase (decrease) in federal funds purchased and securities sold under repurchase agreements      (1,062)     11,119
          Increase (decrease) in Federal Home Loan Bank borrowings                                             7,000       9,000
          Proceeds from issuance of common stock                                                                  27          76
          Cash dividends paid                                                                                 (1,224)     (1,126)
                                                                                                            --------    --------
                                     Net cash provided by (used in) financing activities                       6,697       2,646
                                                                                                            --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                            (126)      2,403

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                              13,054      15,793
                                                                                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                                  $ 12,928    $ 18,196
                                                                                                            ========    ========

SUPPLEMENTAL DISCLOSURES
             Cash paid during the year for:
                        Interest                                                                            $  8,162    $  8,016
                                                                                                            ========    ========
                        Federal income taxes                                                                $    985    $  1,275
                                                                                                            ========    ========


See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                    Note to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

(1) Consolidated Financial Statements

      The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

                            CROGHAN BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When or if used in Croghan Bancshares, Inc. (referred to as "Croghan" or the "Corporation) Securities and Exchange Commission filings, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases: "anticipate", "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", " is anticipated", "is estimated", "is projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any such statements are subject to risks and uncertainties that include but are not limited to: changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area, and competition. All or some of these factors could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors including regional and national economic conditions, substantial changes in the levels of market interest rates, credit and other risks associated with lending and investing activities, and competitive and regulatory factors could affect the Corporation's financial performance and cause the Corporation's actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


PERFORMANCE SUMMARY

Assets at September 30, 2001 totaled $358,609,000 compared to $347,432,000 at 2000 year end. Total loans increased to $277,186,000 from $258,855,000 at year end and total deposits increased to $286,160,000 from $284,204,000 at year end.

Net income for the quarter ended September 30, 2001 was $1,048,000 or $.55 per common share compared to $941,000 or $.49 per common share for the same period in 2000. Net income for the nine-month period ended September 30, 2001 was $2,819,000 or $1.47 per common share compared to $2,685,000 or $1.41 per common share for the same period in 2000. Operating results for 2001 continued to be positively impacted by the volume of loan growth and close attention to non-interest expenses.

DEPOSITS, LOANS, SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at September 30, 2001 increased by a modest $1,956,000 or 0.7 percent from 2000 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $3,894,000 while the time deposit category increased $5,850,000. Croghan continues to experience active competition for core deposits from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms). Croghan continues to refine and enhance its deposit product offerings in an effort to meet customers' needs.

Total loans increased $18,331,000 or 7.1 percent from 2000 year end, and increased $25,391,000 or 10.1 percent from the same period in 2000. A significant portion of the increase over the last nine months has occurred in the residential and non-residential real estate loan portfolios. Total securities have decreased by $6,302,000 or 10.7 percent from 2000 year end. The proceeds from maturing securities have been used primarily to fund loan growth that has been experienced during the first nine months of 2001.

Stockholders' equity at September 30, 2001 increased to $39,679,000 or $20.73 book value per common share compared to $37,466,000 or $19.59 book value per common share at December 31, 2000. The balance in stockholders' equity at September 30, 2001 included accumulated other comprehensive income, which consisted of the net unrealized gain on securities classified as available-for-sale. At September 30, 2001, Croghan held $46,617,000 in available-for-sale securities with a net unrealized gain of $590,000, net of income taxes. This compares to 2000 year-end holdings of $53,502,000 with a net unrealized loss of $21,000, net of income taxes. Consistent with the Corporation's quarterly dividend policy, a dividend of $.22 per share was declared on September 11, 2001 to be distributed on October 31, 2001.


NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $124,000 for the quarter ended September 30, 2001 compared to the same period in 2000, and increased $207,000 for the nine-month period ended September 30, 2001 compared to the same period in 2000. The net interest yield (net interest income divided by average earning assets) was 4.63 percent for the quarter ended September 30, 2001 compared to 4.54 percent for the quarter ended September 30, 2000, and was 4.64 percent for the nine-month period ended September 30, 2001 compared to 4.58 percent for the same period in 2000. The yields in 2001 were accomplished even though the Federal Reserve Open Market Committee lowered the targeted Federal Funds rate by 350 basis points during the first nine months. During the remainder of 2001, assets yields are anticipated to drop at a faster rate than the interest sensitive liabilities. Consequently, this will exert downward pressure on net interest yields throughout the rest of the year.


PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:


-----------------------------------------------------------------------------------------------
                                                       Nine Months Ended    Twelve Months Ended
                                                         September 30,          December 31,
                                                             2001                  2000
                                                                (Dollars in thousands)

Provision for loan losses charged to expense                $  420               $  435
Net loan charge-offs                                           305                  389
Net loan charge-offs as a percent of
   average outstanding net loans                              .11%                  .16%
Nonaccrual loans                                            $1,954               $  628
Loans past due 90 days or more                               1,274                1,144
Potential problem loans, other than those
   past due 90 days or more, nonaccrual,
   or restructured                                           5,888                1,602
Allowance for loan losses                                    3,357                3,242
Allowance for loan losses as a
   percent of period-end loans                                1.21%                1.25%
-----------------------------------------------------------------------------------------------

The provision for loan losses for the first nine months of 2001 totaled $420,000 compared to $295,000 expensed during the same period in 2000. Actual net loan charge offs were $305,000 for the first nine months of 2001 compared to $303,000 during the same period in 2000.

Nonaccrual loans totalled $1,954,000 at September 30, 2001, including one non-residential real estate loan in the amount of $831,000, compared to $628,000 at December 31, 2000. Loans past due 90 days or more increased $130,000 and other potential problem loans increased by $4,286,000 from the December 31, 2000 figures. The increase in potential problem loans can be attributed to one customer with two non-residential real estate loans totaling $4,169,000 which were recently classified as substandard. These two loans are collateralized by commercial real estate with appraised values well in excess of the loan amounts. The loans are not currently past due and, since origination, they have never been past due more than 10 days. All of the above-noted asset quality trends will continue to be monitored throughout 2001 to ensure adequate provisions are calculated and expensed.

It is the Corporation's policy to maintain the allowance for loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is conducted by an outside consulting firm, which facilitates the early identification of problem loans and helps to ensure sound credit decisions. Management considers the allowance at September 30, 2001 to be adequate to provide for losses inherent to the loan portfolio.


NON-INTEREST INCOME

Total non-interest income increased $111,000 or 18.6 percent for the quarter ended September 30, 2001 compared to the same period in 2000, and increased $91,000 or 5.3 percent for the nine-month period ended September 30, 2001 compared to the same period in 2000. Trust department fee income increased $12,000 between comparable quarterly periods and $33,000 between comparable nine-month periods. Service charges on deposit accounts increased only slightly between comparable quarterly and nine-month periods.

Non-interest income for the quarter ended September 30, 2001 included net gains on security sales of $41,000 (there were none in 2000). These gains related to the sale of Treasury notes and obligations of U. S. government agencies, which were due in less than one year. The proceeds were used to purchase investments in U. S. Government agencies with longer maturity horizons.

Other operating income increased $56,000 or 23.3% between comparable quarterly periods and $12,000 between comparable nine-month periods. Included in the 2001 figures is a net gain on the sale of other real estate and other repossessed assets totaling $44,000. There were no such gains reported in 2000.


NON-INTEREST EXPENSES

Total non-interest expenses increased $13,000 or 0.5 percent for the quarter ended September 30, 2001 compared to the same period in 2000, and decreased $41,000 or 0.5 percent for the nine-month period ended September 30, 2001 compared to the same period in 2000. Salaries, wages and employee benefits increased $47,000 between comparable quarterly periods and $39,000 between comparable nine-month periods.

Croghan continues to benefit from a reduction in the number of its full-time equivalent employees (from 170 at December 31, 2000 to 160 at September 30,
2001). In addition, during the third quarter of 2001, Croghan engaged an outside consulting firm to commence an organizational audit. The purpose of this audit is to review the organizational structure, staffing needs, and work processes in an effort to improve the Corporation's productivity and overall efficiencies. Croghan has been adversely impacted by higher costs related to medical insurance benefits provided to its employees. Effective August 1, 2001, Croghan changed to a fully-insured health insurance plan from a self-insured plan in an effort to help control the rising costs of providing health care coverage.

The occupancy expense of premises increased by $8,000 between comparable quarterly periods and $4,000 between comparable nine-month periods. Goodwill amortization associated with the 1996 purchase of Union Bancshares Corp. was unchanged for the comparable quarterly and nine-month periods. Other general and administrative expenses decreased $42,000 between comparable quarterly periods, and $84,000 between comparable nine-month periods. The reduction was due primarily to decreases in stationary and supplies costs and software amortization expenses.


FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $55,000 or 11.3 percent between quarterly periods, and $80,000 or 5.8 percent between comparable nine-month periods. The Corporation's effective tax rate for the nine-month period ended September 30, 2001 was 34.0 percent compared to 33.8 percent for the same period in 2000. The higher effective tax rate is the result of a decrease in tax-exempt interest income, due in part to the lower interest rate environment.


LIQUIDITY AND CAPITAL RESOURCES

Average federal funds sold positions of $5,626,000 and $6,280,000 were maintained for the quarterly and nine-month periods, respectively, ended September 30, 2001. This compares to $56,000 and $921,000 for the quarterly and nine-month periods, respectively, ended September 30, 2000.

Short-term borrowings of federal funds purchased and repurchase agreements averaged $9,911,000 and $10,141,000 for the quarterly and nine-month periods, respectively, ended September 30, 2001. This compares to $15,912,000 and $12,979,000 for the quarterly and nine-month periods, respectively, ended September 30, 2000.

Borrowings from the Federal Home Loan Bank totalled $16,000,000 at September 30, 2001 compared to $9,000,000 at December 31, 2000. The additional borrowings were used to fund the loan growth experienced during 2001.

Capital expenditures for premises and equipment totalled $217,000 for the nine-month period ended September 30, 2001. This compares to $207,000 for the same period in 2000. The increase was partially due to the addition and replacement of personal computer workstations.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" which addresses financial reporting and accounting for goodwill and other intangible assets acquired in a business combination. Under the provisions of Statement 142, goodwill will no longer be amortized but will be tested for impairment, which is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

Croghan will be adopting the provisions of Statement 142 effective January 1, 2002, with respect to the goodwill resulting from the 1996 acquisition of Union Bancshares Corp. The future impact on the consolidated financial statements as a result of this pronouncement has not yet been determined.

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


                             CROGHAN BANCSHARES, INC
                         -------------------------------
                                   Registrant


Date:  October 25, 2001                       /s/ Steven C. Futrell
                                              ----------------------------
                                              Steven C. Futrell, President


Date:  October 25, 2001                       /s/ Allan E. Mehlow
                                              ---------------------------
                                              Allan E. Mehlow, Treasurer