Form 10-K405
period 2001-12-31
CROGHAN BANCSHARES INC
filed 2002-03-28
CIK 887149

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ___________ to _______________.


                         Commission File Number 0-20159


                            CROGHAN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                   Ohio                                31-1073048
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

     323 Croghan Street, Fremont, Ohio                   43420
 (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code (419) 332-7301

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class               Name of each exchange on which registered
         None                                          None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $12.50 Per Share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock, par value $12.50 per share, held by non-affiliates was $41,292,867 as of January 31, 2002.

The number of shares outstanding for the registrant's sole class of common equity as of January 31, 2002 is 1,914,109 shares of common stock, par value $12.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the fiscal year ended December 31, 2001 - PART II of Form 10-K.

Portions of Proxy Statement dated March 29, 2002 for the 2002 Annual Meeting of Shareholders - PART III of Form 10-K.

This document contains 67 pages. The Exhibit Index is on pages 24 and 25 and also immediately preceding the filed exhibits on page 27.

                                      INDEX

Part I
         Item 1.  Description of Business                                                         4 - 20

         Item 2.  Properties                                                                      21

         Item 3.  Legal Proceedings                                                               21

         Item 4.  Submission of Matters to a Vote of Security Holders                             21

Part II

         Item 5.  Market for Registrant's Common Equity and Related                               22
                              Stockholder Matters

         Item 6.  Selected Financial Data                                                         22

         Item 7.  Management's Discussion and Analysis                                            22
                              of Financial Condition and Results of Operations

         Item 7A. Quantitative and Qualitative Disclosures About Market Risk                      22

         Item 8.  Financial Statements and Supplementary Data                                     22

         Item 9.  Changes in and Disagreements with Accountants on                                22
                              Accounting and Financial Disclosure

Part III

         Item 10. Directors and Executive Officers of the Registrant                              23

         Item 11. Executive Compensation                                                          23

         Item 12. Security Ownership of Certain Beneficial Owners                                 23
                              and Management

         Item 13. Certain Relationships and Related Transactions                                  23

Part IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports                          24 - 25
                              on Form 8-K

Signatures                                                                                        26


                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

                                     GENERAL

Croghan Bancshares, Inc. (the "Corporation"), was organized under the laws of the State of Ohio on September 27, 1983, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). As the result of a reorganization effective in 1984, the Corporation acquired all of the voting shares of The Croghan Colonial Bank (the "Bank"), an Ohio chartered bank organized in 1888. The Bank is the only subsidiary of the Corporation and substantially all of the Corporation's operations are conducted through the Bank. The principal offices of both the Corporation and the Bank are located at 323 Croghan Street, Fremont, Ohio. The Bank operates eight Ohio branch offices: two in Bellevue, one in Clyde, three in Fremont, one in Green Springs and one in Monroeville.

Through the Bank, the Corporation operates in one industry segment - the commercial banking industry. The Bank conducts a general banking business embracing the usual functions of commercial, retail, and savings banking, including time, savings, money market and demand deposits; commercial, industrial, agricultural, real estate, consumer installment and credit card lending; safe deposit box rental; automatic teller machines; trust department services; and other services tailored for individual customers. The Bank originates and services secured and unsecured loans to individuals, firms and corporations. Direct loans are made to individuals and installment obligations are purchased from retailers, both with and without recourse. The Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Additionally, investment products bearing no FDIC insurance are offered through the Bank's Trust and Investment Services Division.

Interest and fees on loans are the Bank's primary sources of income. The Bank's principal expense is interest paid on deposit accounts and borrowings. Operating results are dependent to a significant degree on the "net interest income" of the Bank, which is the difference between its interest income on its interest-earning assets, such as loans and securities, and its interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. Interest income and expense are significantly affected by general economic conditions and the policies of various regulatory authorities. See "Effects of Government Monetary Policy".

The Corporation's only source of funds is the receipt of dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. See "Dividend Restrictions".

As a bank holding company, the Corporation is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The deposits of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). Because of the FDIC insured deposits, the Bank is subject to regulation, supervision, and examination by the FDIC. As a bank incorporated under the laws of the State of Ohio, the Bank also is subject to regulation, supervision, and examination by the Division of Financial Institutions of the Ohio Department of Commerce (the "Division"). See "Regulation and Supervision" and "Regulatory Capital Requirements".

Because the Corporation's activities have been limited primarily to holding the shares of common stock in the Bank, the following discussion of operations focuses primarily on the business of the Bank. The following discussion encompasses only domestic operations since neither the Corporation nor the Bank have any foreign operations or foreign loans.

                           FORWARD-LOOKING STATEMENTS

In addition to the historical financial information included herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances and the Corporation's operations and actual results could differ significantly from those discussed in those forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and the Corporation's general market area. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

                               LENDING ACTIVITIES

General. As a commercial bank, the Bank makes a wide variety of different types of loans. Among the Bank's lending activities are the origination of commercial, financial and agricultural loans, which may be secured by various assets of the borrower or unsecured; loans secured by mortgages on residential and nonresidential real estate; construction loans secured by mortgages on the underlying property; consumer loans which may be on an unsecured basis or secured by automobiles or other assets of the borrower; and credit card loans which typically are unsecured.

The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:


                                                                               December 31,
                                              ------------------------------------------------------------------------------------
                                                        2001             2000          1999            1998            1997

                                                                          (Dollars in thousands)
Type of Loan: (1)
    Commercial, financial and agricultural           $ 32,648        $ 31,040         $ 31,057        $32,161         $32,739
    (2)
    Real estate - mortgage                            184,533         173,447          155,615        155,431         156,717
    Real estate - construction                         10,762             960              506            903           3,478
    Consumer                                           47,831          50,714           49,682         48,327          43,609
    Credit card and other                               2,592           2,694            2,549          2,537           2,533
                                                 ------------    ------------     ------------    -----------     -----------
                                                     $278,366        $258,855         $239,409       $239,359        $239,076
                                                 ============    ============     ============    ===========     ===========

---------------------------------------------

(1)      The Bank made no foreign loans in 2001, 2000, 1999, 1998, or 1997.

(2) Lease financing receivables, included in commercial, financial and agricultural, were $1,176,000 in 2001, $221,000 in 2000, $290,000 in
         1999, $128,000 in 1998, and $511,000 in 1997.


LOAN MATURITY SCHEDULE. The following table sets forth certain information, as of December 31, 2001, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges after 2001:


                                                                           Maturing
                                           -------------------------------------------------------------------------
                                                               After one
                                           Within              but within             After
                                           one year            five years           five years             Total
                                           -------------------------------------------------------------------------

                                                                     (Dollars in thousands)

Commercial, financial and agricultural     $   3,631             $11,584              $17,433             $32,648
Real estate - construction                     7,997               1,521                1,244              10,762
                                           ---------             -------              -------             -------
     Total                                 $  11,628             $13,105              $18,677             $43,410
                                           =========             =======              =======             =======

                                                         Interest
                                                       Sensitivity
                                              ------------------------------
                                                     Fixed    Variable
                                                      Rate      Rate

                                                 (Dollars in thousands)

Due after one but within five years                  $5,129    $7,976
Due after five years                                  3,871    14,806
                                                 ----------  ----------
                                                     $9,000   $22,782
                                                 ==========   =======

The above maturity information is based on the contract terms at December 31, 2001, and does not include any possible "rollover" at maturity date. In the normal course of business, the Bank considers and acts upon the borrower's request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower's credit history, the collateral securing the loan, and the purpose for such request.

COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. The Bank makes loans for commercial purposes, including industrial and professional purposes, to sole proprietorships, partnerships, corporations and other business enterprises. The Bank makes financial loans to banks, depository institutions, other associations and financial intermediaries whose business is to accept deposits and extend credit. The Bank makes agricultural loans for the purpose of financing agricultural production, including all costs associated with growing crops or raising livestock. Commercial, financial and agricultural loans may be secured, other than by real estate, or unsecured, requiring one single repayment or on an installment repayment schedule. Commercial, financial and agricultural loans generally have final maturities of five years or less and are made with interest rates that adjust either daily or annually based upon the national prime rate in effect at the time of the applicable rate change. Such loans typically do not contain any periodic rate adjustment caps or lifetime rate caps.

Commercial lending involves certain risks relating to changes in local and national economic conditions and the resulting effect on the borrowing entities. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans may be secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, the Bank may obtain the personal guarantees of one or more of the principals of the borrowers.

At December 31, 2001, the Bank had $32,648,000, or 11.7% of total loans, invested in commercial, financial and agricultural loans, $105,000 of which was non-performing (i.e., those loans in nonaccrual status or past due 90 days or more).

REAL ESTATE - MORTGAGE LOANS. The Bank makes nonresidential real estate loans secured by first mortgages and/or junior mortgages on nonresidential real estate, including retail stores, office buildings, warehouses and apartment buildings, and residential real estate loans secured by first mortgages on one-to-four family residences, primarily single-family residences.

The Bank's nonresidential real estate loans generally have final maturities of between 10 and 20 years and are made on either a fixed-rate basis or with adjustable interest rates ("ARMs"). Interest rates on the ARMs adjust either daily, annually, every three years, or every five years based upon the national prime rate in effect at the time of the applicable rate change. Such loans typically do not contain any periodic rate adjustment caps or lifetime rate caps.

The Bank limits the amount of each nonresidential real estate loan in relationship to the appraised value of the real estate and improvements at the time of origination of such loans. The maximum loan-to-value ratio (the "LTV") on nonresidential real estate loans made by the Bank is 80%, subject to certain exceptions.

Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending. Such risk is due primarily to the dependence of the borrower on the cash flow from the property to service the loan. If the cash flow from the property is reduced due to a downturn in the economy for example, or due to any other reason, the borrower's ability to repay the loan may be impaired. To reduce such risk, the decision to underwrite a nonresidential real estate loan is based primarily on the quality and characteristics of the income stream generated by the property and/or the business of the borrower. In addition, the Bank may obtain the personal guarantees of one or more of the principals of the borrowers and carefully evaluates the location of the real estate, the quality of the management operating the property, the debt service ratio, and appraisals supporting the property's valuation.

At December 31, 2001, the Bank had a total of $72,036,000, or 25.9% of total loans, invested in nonresidential real estate loans, a majority of which were secured by property located in the Northwestern Ohio area. At December 31, 2001, the Bank had $1,453,000 of non-performing loans of this type.

The Bank's residential real estate loans are either of a fixed-rate nature or with adjustable interest rates. Interest rates on ARMs adjust either every six months or every five years based upon the national prime rate in effect at the time of the applicable rate change. The six-month ARMs typically have periodic adjustment caps of .5% and lifetime caps of 5%. The five-year ARMs typically have periodic adjustment caps of 1% and lifetime caps of 3%. The maximum amortization period of such loans is 30 years, although a 20-year term is the most common. The Bank does not engage in the practice of deeply discounting the initial rates on such loans, nor does the Bank engage in the practice of putting payment caps on loans which could lead to negative amortization. In addition to a fixed-rate loan program, where the loan is retained and serviced by the Bank, loans are also originated for sale in the secondary market to help manage the interest rate and credit risks.

The Bank limits the amount of each residential real estate loan in relationship to the appraised value of the real estate and improvements at the time of origination of a residential real estate loan. The maximum loan-to-value ratio (the "LTV") on residential real estate loans made by the Bank is 95%, subject to certain exceptions.

The aggregate amount of the Bank's residential real estate loans equaled approximately $112,497,000 at December 31, 2001, and represented 40.4% of total loans at such date. At December 31, 2001, the Bank had $1,211,000 of non-performing loans of this type.

REAL ESTATE - CONSTRUCTION LOANS. The Bank makes construction loans to finance land development prior to erecting new structures and the construction of new buildings or additions to existing buildings. During the construction period, these loans are structured with either fixed rates or adjustable rates of interest tied to changes in the national prime interest rate. Many of the construction loans originated by the Bank are made to owner-occupants for the construction of single-family homes. Other loans are made to builders and developers for various projects, including the construction of homes and other buildings that have not been pre-sold and, the preparation of land for site and project development.

Construction loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developed properties due to the effects of general economic conditions on real estate developments, developers, managers, and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event that a default or foreclosure on a construction or land development loan occurs, the Bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2001, a total of $10,762,000, or 3.9% of the Bank's total loans, consisted of construction loans, $134,000 of which were non-performing.

CONSUMER LOANS. The Bank makes a variety of consumer loans to individuals for family, household and other personal expenditures. These loans often are made for the purpose of financing the purchase of vehicles or furniture, educational expenses, medical expenses, taxes, or vacation expenses. Consumer loans may be secured, other than by real estate, or unsecured, generally requiring repayment on an installment repayment schedule.

Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage or depreciation, and the remaining deficiency may not warrant further collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness, or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans. At December 31, 2001, the Bank had $47,831,000, or 17.2% of total loans, invested in consumer loans, $90,000 of which were non-performing.

CREDIT CARD AND OTHER LOANS. Credit card and other loans are made to individuals for personal expenditures and principally arise from bank credit cards. Such loans generally pose the most risk as they are most frequently unsecured. At December 31, 2001, the Bank had $2,592,000, or .9% of total loans, invested in credit card and other loans, $19,000 of which were non-performing.

LOAN SOLICITATION AND PROCESSING. The Bank's loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank's lending staff, walk-in customers, and director referrals. For nonresidential real estate loans, the Bank obtains information with respect to the credit and business history of the borrower and prior projects completed by the borrower. Personal guarantees of one or more principals of the borrowers are obtained as deemed necessary. An environmental study of such real estate might also be conducted when deemed necessary. Upon the completion of the appraisal of the nonresidential real estate and the receipt of information on the borrower, the loan application may be submitted to the Loan Committee for approval or rejection if the loan amount is in excess of established limits contained in the Bank's Loan Policy. Additionally, loans in material amounts as established in the Bank's Loan Policy must be submitted to the Executive Committee of the Board of Directors for approval or rejection.

In connection with residential real estate loans, the Bank may obtain a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate on which the Bank will be granted a mortgage to secure the loan is generally prepared by an independent appraiser approved by the Board of Directors. An environmental study of such real estate is conducted only if the appraiser has reason to believe that an environmental problem may exist.

When either a residential or nonresidential real estate loan application is approved, a lawyer's opinion of title or title insurance is obtained in respect of the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the Bank as an insured mortgagee.

Commercial, financial and agricultural loans are underwritten primarily on the basis of the stability of the income generated by the business and/or property. The personal guarantees of one or more principals of the borrowers also are generally obtained. Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any. The procedure for approval of real estate - construction loans is the same as for real estate
- mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. The Bank also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

LOAN ORIGINATION AND OTHER FEES. The Bank realizes loan origination fees and other fee income from its lending activities and also realizes income from late payment charges, application fees, and fees for other miscellaneous services. Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. Nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan.

DELINQUENT LOANS, NON-PERFORMING ASSETS, AND CLASSIFIED ASSETS. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly as a result of these collection efforts.

When a borrower fails to make a timely payment, the borrower will receive a series of scheduled delinquency notices and possibly follow-up calls from an employee of the Bank. In most cases, delinquencies are paid promptly. Generally, if a real estate loan becomes 90 days delinquent, the borrower and collateral will be assessed to determine whether foreclosure action is required. When deemed appropriate by management, a foreclosure action will be instituted or a deed in lieu of foreclosure will be pursued.

Loans are placed into nonaccrual status when, in the opinion of management, full collection of principal and interest is unlikely. Under-collateralized loans are then fully or partially charged-off against the allowance for loan losses and interest is recognized on a cash basis where future collections of principal are probable.

The following table presents information concerning the amount of loans which contain certain risk elements at the dates indicated:


                                                                                     December 31,
                                                        -----------------------------------------------------------------------
                                                            2001           2000          1999          1998           1997
                                                                                (Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)                 $ 2,241         $ 628         $ 392          $ 315         $ 212

Loans contractually past due 90 days or more as to                771         1,144         2,144          1,086           582
principal or interest payments (2)

Loans whose terms have been renegotiated to provide                 0             0             0              0             0
a reduction or deferral of interest or principal
because of a deterioration in the financial position
of the borrower (3)

------------------------------------------------------

(1) The amount of interest income that would have been recorded had all nonaccrual and renegotiated (of the type specified above) loans been current in accordance with their terms approximated $185,000 in 2001, $76,000 in 2000, $50,000 in 1999, $48,000 in 1998, and $100,000 in
         1997. Actual interest included in income on these loans amounted to approximately $95,000 in 2001, $24,000 in 2000, $16,000 in 1999,
         $25,000 in 1998, and $84,000 in 1997.

(2)      Excludes loans accounted for on a nonaccrual basis.

(3) Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.


In addition to the loan amounts identified in the preceding table, there were approximately $5,949,000 of potential problem loans at December 31, 2001, none of which relate to any concentrated risk elements common to all the loans. While these loans are all currently performing, management has some doubt about the ability of the borrowers to continue to comply with all of their present loan repayment terms. As of December 31, 2001, there was no concentration of loans that exceeded 10% of total loans.

ALLOWANCE FOR LOAN LOSSES. The Bank maintains an allowance for loan losses to provide for loans that might not be repaid. At December 31, 2001, the Bank's allowance for loan losses totaled $3,346,000.

To determine the adequacy of the allowance for loan losses, the Bank performs a detailed quarterly analysis that focuses on delinquency trends within each loan category (i.e., commercial, real estate and consumer loans), the status of non-performing loans (i.e., impaired, nonaccrual and restructured loans, and loans past due 90 days or more), current and historic trends of charged-off loans within each category, existing local and national economic conditions, and changes within the volume and mix within each loan category. Additionally, loans that are graded as special mention, substandard, doubtful, or partially charged off are evaluated for their loss potential. For loans of $50,000 or more, this evaluation typically includes a review of the loan's past performance history, a comparison of the estimated collateral value in relation to the outstanding loan balance, the overall financial strength of the borrower, industry risks pertinent to the borrower, and competitive trends that may influence the borrower's future financial performance.

Monthly provisions are then made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for potential losses within the portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference. The regulatory agencies that periodically review the Bank's allowance for loan losses may also require additions to the allowance or the charge-off of specific loans based upon the information available to them at the time of their examinations.

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for loan losses for such years:


                                                                               December 31,
                                              ------------------------------------------------------------------------------------

                                                   2001           2000            1999            1998            1997
                                                                          (Dollars in thousands)

Daily average amount of loans                       $268,679       $245,938        $233,580        $232,977         $227,900
                                                 ===========    ===========     ===========     ===========      ===========

Allowance for loan losses at beginning of             $3,242         $3,196          $3,418          $3,518           $3,368
year
                                                 -----------    -----------     -----------     -----------      -----------

Loan charge-offs:
   Commercial, financial and agricultural               (46)           (39)            (35)             (6)                -
   Real estate - mortgage                              (170)          (112)           (165)            (58)            (111)
   Real estate - construction                              -              -               -               -                -
   Consumer                                            (557)          (559)           (412)           (389)            (159)
   Credit card and other                                (56)           (36)            (18)            (22)             (17)
                                                 -----------    -----------     -----------     -----------      -----------
                                                       (829)          (746)           (630)           (475)            (287)
                                                 -----------    -----------     -----------     -----------      -----------

Recoveries of loans previously charged off:
   Commercial, financial and agricultural                 43             24              27              15               16
   Real estate - mortgage                                 22             64               -              15              193
   Real estate - construction                              -              -               -               -                1
   Consumer                                              159            265             131             101               45
   Credit card and other                                  14              4              10               4                2
                                                 -----------    -----------     -----------     -----------      -----------
                                                         238            357             168             135              257
                                                 -----------    -----------     -----------     -----------      -----------
Net charge-offs (1)                                    (591)          (389)           (462)           (340)             (30)
                                                 -----------    -----------     -----------     -----------      -----------

Additions to allowance charged to expense                695            435             240             240              180
                                                 -----------    -----------     -----------     -----------      -----------
Allowance for loan losses at end of year              $3,346         $3,242          $3,196          $3,418           $3,518
                                                 ===========    ===========     ===========     ===========      ===========

Allowance for loan losses as a percent of
year-end loans                                         1.20%          1.25%           1.33%           1.43%            1.47%
                                                 ===========    ===========     ===========     ===========      ===========

Ratio of net charge-offs during the year to
average loans outstanding                               .22%           .16%            .20%            .15%             .01%
                                                 ===========    ===========     ===========     ===========      ===========

---------------------------------------------

(1) The amount of charge-offs and recoveries fluctuates from year to year due to factors relating to the condition of the general economy and specific business segments. The 1997 real estate-mortgage recoveries included a $192,000 recovery. The 1998 charge-offs included one real estate-mortgage loan write-off of $58,000. The 1999 charge-offs included five real estate mortgage loan write-offs amounting to $165,000. The 2000 charge-offs and recoveries did not include any significant individual amounts. The largest charge-off totaled $36,000 and the largest recovery totaled $30,000. The 2001 charge-offs included one real estate-mortgage loan write-off of $109,000.

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


                                                        December 31, 2001                          December 31, 2000
                                                -----------------------------------------------------------------------------
                                                                       Percentage                            Percentage
                                                                       of loans to                           of loans to
                                                         Allowance     total loans              Allowance    total loans

                                                          (Dollars in thousands)                 (Dollars in thousands)


Commercial, financial and agricultural                     $ 483            11.7%                    $ 448          12.0%
Real estate - mortgage                                     1,368            66.3%                    1,252          67.0%
Real estate - construction                                     -             3.9%                        -            .4%
Consumer                                                   1,418            17.2%                    1,464          19.6%
Credit card and other                                         77              .9%                       78           1.0%
                                                   -------------    -------------            -------------  -------------
                                                          $3,346           100.0%                   $3,242         100.0%
                                                   =============    =============            =============  =============



                                                           December 31, 1999                          December 31, 1998
                                                ---------------------------------------------------------------------------------
                                                                        Percentage                                 Percentage
                                                                        of loans to                                of loans to
                                                       Allowance        total loans              Allowance         total loans

                                                          (Dollars in thousands)                      (Dollars in thousands)

Commercial, financial and agricultural                     $ 528            13.0%                     $585              13.4%
Real estate - mortgage                                     1,319            65.0%                    1,415              64.9%
Real estate - construction                                     -              .2%                        -                .4%
Consumer                                                   1,260            20.7%                    1,322              20.2%
Credit card and other                                         89             1.1%                       96               1.1%
                                                   -------------    -------------            -------------      -------------
                                                          $3,196           100.0%                   $3,418             100.0%
                                                   =============    =============            =============      =============


                                                     December 31, 1997
                                         ------------------------------------
                                                               Percentage
                                                               of loans to
                                             Allowance         total loans

                                                 (Dollars in thousands)

Commercial, financial and agricultural              $635            13.7%
Real estate - mortgage                             1,517            65.5%
Real estate - construction                             -             1.5%
Consumer                                           1,264            18.2%
Credit card and other                                102             1.1%
                                         ---------------    -----------------
                                                  $3,518           100.0%
                                         ===============    =================


The Bank increased its allowance for loan losses from $3,242,000 at December 31, 2000, to $3,346,000 at December 31, 2001. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

                              INVESTMENT ACTIVITIES

The Bank's investment policy is designed to effectively utilize excess funds and to provide for liquidity needs as dictated by loan demand and daily operations. The Bank's federal income tax position is also a consideration in its investment decisions. Investments in tax-exempt securities with maturities of less than 20 years are often desirable when the net yield exceeds that of taxable securities and the Bank's effective tax rate warrants such investments.

The following table sets forth the carrying amount of securities, which are presented on the basis of Statement of Financial Accounting Standards No. 115, at December 31, 2001, 2000, and 1999:


                                                                                            December 31,
                                                                      ----------------------------------------------------------

                                                                            2001                2000               1999

                                                                                       (Dollars in thousands)

U.S. Treasury securities and obligations of U.S.                                $35,658             $41,096            $57,437
   Government agencies and corporations
Obligations of states and political subdivisions(1)                              10,182              12,406             14,963
Other securities (1)                                                              5,724               5,123              5,032
                                                                      -----------------       -------------       --------------
                                                                                $51,564             $58,625            $77,432
                                                                      ==================      =============       ==============


----------------------------------------------------

(1) There are no securities of an "issuer" where the aggregate carrying amount of such securities exceeded ten percent of stockholders' equity.

The following table sets forth the maturities of securities at December 31, 2001 and the weighted average yields of such securities:


                                                                                      Maturing
                                                  --------------------------------------------------------------------------------
                                                                            After one           After five
                                                        Within             but within           but within             After
                                                       one year            five years            ten years           ten years
                                                  --------------------------------------------------------------------------------
                                                   Amount     Yield     Amount     Yield     Amount     Yield    Amount    Yield

                                                                               (Dollars in thousands)


U.S. Treasury securities and obligations of U.S.    $3,806      5.54%   $16,704      4.89%    $5,164      6.53%   $9,984     6.95%
      Government agencies and Corporations
Obligations of states and political                  3,453      6.61%     3,034      6.67%     1,460      7.23%    2,235     6.85%
          subdivisions (1)
Other securities (2)                                   500      5.76%     2,004      5.93%       513      6.23%     -          -
                                                    ------              -------               ------              ------
                                                    $7,759      6.03%   $21,742      5.23%    $7,137      6.65%  $12,219     6.93%
                                                    ======     ======    ======     ======    ======     ======   ======    ======

-------------------------------------------------

(1) Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

(2) Excludes equity investments of $2,707,000 which have no stated maturity.


                             DEPOSITS AND BORROWINGS

GENERAL. Deposits have traditionally been the Bank's primary funding source for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest and principal repayments on loans and income from other earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate in response to economic conditions and interest rates. The Bank has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs.

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2001, the Bank had $12,721,000 in retail repurchase agreements.

The Corporation currently has no outstanding debt or lease obligations.

DEPOSITS. Deposits are attracted principally from within the Bank's designated market area by offering a variety of deposit instruments, including regular savings accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, term certificate accounts, and individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by the Bank's management based on the Bank's liquidity requirements, growth goals, and market trends. The Bank does not use brokers to attract deposits. The amount of deposits from outside the Bank's market area is not significant.

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for 2001, 2000, and 1999 in the following table:


                                                             2001                      2000                     1999
                                                    --------------------------------------------------------------------------
                                                      Average     Average      Average      Average     Average      Average
                                                      balance    rate paid     balance     rate paid    balance     rate paid
                                                                              (Dollars in thousands)
Non-interest bearing demand deposits                    $34,649           -      $35,233            -    $ 33,739            -
Interest-bearing demand deposits                         42,563       1.29%       41,467        1.76%      40,543        1.47%
Savings, including Money Market deposits                 73,169       2.25%       73,833        2.61%      76,990        2.54%
Time deposits                                           137,459       5.29%      136,120        5.26%     143,520        5.04%
                                                    ---------------          ---------------           ---------------
Total                                                  $287,840                 $286,653                 $294,792
                                                    ===============          ===============           ================

Maturities of time deposits of $100,000 or more outstanding at December 31, 2001 are summarized as follows (dollars in thousands):

                           3 months or less                  $ 9,812
                           Over 3 through 6 months             3,472
                           Over 6 through 12 months            5,034
                           Over 12 months                      8,370
                                                            --------
                           Total                             $26,688
                                                            ========

BORROWINGS. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds as needed to meet daily liquidity needs. As a member of the Federal Home Loan Bank of Cincinnati ("FHLB") since 1993, the Bank is authorized to obtain advances from the FHLB provided certain credit standards are met. The Bank had $16,000,000 in long-term FHLB advances outstanding at December 31, 2001.

The following table sets forth the maximum month-end balance for the Bank's outstanding short-term borrowings (i.e., federal funds purchased and repurchase agreements), along with the average aggregate balances and average weighted interest rates, for 2001, 2000, and 1999:


                                                                                 2001                2000               1999
                                                                      ----------------------------------------------------------
                                                                                           (Dollars in thousands)

 Maximum balance at any month-end during the                                    $12,947             $22,643            $11,784
   period

 Average balance                                                                 10,084              12,812              7,161

 Average weighted interest rate                                                   4.49%               5.57%              4.80%

The following table sets forth the maximum month-end balance for the Bank's outstanding long-term borrowings (i.e., FHLB advances), along with the average aggregate balances and average weighted interest rates, for 2001, 2000, and 1999:


                                                                            2001                2000               1999
                                                                      ----------------------------------------------------------
                                                                                               (Dollars in thousands)

 Maximum balance at any month-end during the                                    $16,000             $16,000            $ 7,000
   period

 Average balance                                                                 15,033               8,511              5,700

 Average weighted interest rate                                                   5.39%               6.37%              5.40%

                           ASSET/LIABILITY MANAGEMENT

The Bank's earnings are highly dependent upon its net interest income, which is the difference between the interest income on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, consisting of deposits and borrowings. Interest rate risk is one of the Bank's most significant financial exposures. This risk, which is common to the financial institution sector, is an integral part of the Bank's operations and impacts the rate pricing strategy for essentially all loan and deposit products.

The Bank monitors its interest rate risk through a sensitivity analysis, which attempts to measure potential changes in future earnings and the fair values of its financial instruments, that could result from hypothetical changes in interest rates. The first step in this analysis is to estimate the expected cash flows from the Bank's financial instruments using the interest rates in effect at December 31, 2001. To arrive at fair value estimates, the cash flows from the Bank's financial instruments are discounted at their approximated present values. Hypothetical changes in interest rates are applied to those financial instruments, and the cash flows and fair value estimates are then simulated. When calculating the net interest income estimations, hypothetical rates are applied to the financial instruments based upon the assumed cash flows. The Bank applies interest rate "shocks" to its financial instruments of 200 basis points (2%) up and down for the value of its equity and of 100 basis points (1%) up and down for its net interest income.

The following table presents the potential sensitivity in Croghan's annual net interest income to a 100 basis-point change in market interest rates and the potential sensitivity in the present value of Croghan's equity if a sudden and sustained 200 basis-point change in market interest rates occurred:


                                                                      December 31, 2001       December 31, 2001

                 Annual Net Interest Income Impact                    Change in Dollars       Change in Percent
                                                                             ($)                     (%)

                    For a Change of +100 Basis Points                     (95,000)                  (.59)
                    For a Change of - 100 Basis Points                     86,000                    .54


                 Impact on the Net Present Value of Equity
                    For a Change of +200 Basis Points                    (12,948,000)              (26.6)
                    For a Change of - 200 Basis Points                     9,702,000                20.0

The preceding analysis encompasses the use of a variety of assumptions, including the relative levels of market interest rates, loan prepayments, and the possible reaction of depositors to changes in interest rates. The analysis simulates possible outcomes and should not be relied upon as being indicative of actual results. Additionally, the analysis does not necessarily contemplate all of the actions that Croghan could undertake in response to changes in market interest rates. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

The following table sets forth, for the years ended December 31, 2001, 2000 and 1999, the distribution of assets, liabilities and stockholders' equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:


                                                        2001                           2000                         1999
                                            ---------------------------------------------------------------------------------------
                                             Average               Yield/   Average              Yield/   Average            Yield/
                                             Balance  Interest      Rate    Balance   Interest    Rate    Balance  Interest  Rate
                                                                             (Dollars in thousands)
                     Assets

Interest-earning assets:
   Loans (1) (2)                             $268,679   $22,697     8.45%    $245,938   $21,624    8.79%   $233,580   $19,900  8.52%
   Taxable securities                          43,792     2,459     5.62%      59,576     3,333    5.59%     65,838     3,613  5.49%
   Non-taxable securities                      10,675       476     4.46%      11,948       521    4.36%     14,365       616  4.29%
   Federal funds sold                           5,930       242     4.08%       1,643       111    6.76%      2,559       130  5.08%
                                            ---------   -------              --------   -------            --------   -------
     Total interest-earning assets            329,076    25,874     7.86%     319,105    25,589    8.02%    316,342    24,259  7.67%
                                            ---------   -------              --------   -------            --------   -------

Non-interest earning assets:
   Cash and due from banks                      9,706                          10,017                        10,512
   Bank premises and equipment, net             6,634                           7,009                         7,554
   Other assets                                12,948                          13,650                        13,244
   Less allowance for loan losses              (3,330)                         (3,120)                       (3,306)
                                            ---------                        --------                      --------
Total                                        $355,034   $25,874              $346,661   $25,589            $344,346   $24,259
                                            =========   =======              ========   =======            ========   =======

       Liabilities and Stockholders' Equity

Interest-bearing liabilities:
   Savings, NOW and Money Market deposits    $115,732    $2,195     1.90%    $115,300   $ 2,656    2.30%   $117,533    $2,550  2.17%
   Time Deposits                              137,459     7,266     5.29%     136,120     7,155    5.26%    143,520     7,232  5.04%
   Federal funds purchased and
     securities sold under repurchase
     agreements                                10,084       453     4.49%      12,812       714    5.57%      7,161       344  4.80%
   Borrowed funds                              15,033       810     5.39%       8,511       542    6.37%      5,700       308  5.40%
                                            ---------    ------             ---------   -------            --------    ------  ----
     Total interest-bearing liabilities       278,308    10,724     3.85%     272,743    11,067    4.06%    273,914    10,434  3.81%
                                            ---------    ------             ---------   -------            --------    ------  ----

Non-interest-bearing liabilities:
   Demand deposits                             34,649                          35,233                        33,739
   Other liabilities                            3,037                           2,434                         2,263
                                            ------------                    ------------                  ------------
                                               37,686                          37,667                        36,002
                                            ------------                    ------------                  ------------
Stockholders' equity                           39,040                          36,251                        34,430
                                            ------------                    ------------                  ------------
Total                                        $355,034   $10,724              $346,661   $11,067            $344,346   $10,434
                                              =======    ======               =======    ======             =======    ======
Net interest income                                     $15,150                         $14,522                       $13,825
                                                         ======                          ======                        ======
Net yield on interest-earning assets                                4.60%                          4.55%                       4.37%
                                                                   ======                          =====                       =====

-------------------------------------------

(1) Included in loan interest income are loan fees of $717,000 in 2001, $585,000 in 2000, and $523,000 in 1999.

(2) Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:


                                                    2001 compared to 2000                         2000 compared to 1999
                                                     Increase (decrease)                           Increase (decrease)
                                                    due to volume/rate (1)                        due to volume/rate (1)
                                              -----------------------------------------------------------------------------------
                                                 Volume        Rate        Net                 Volume        Rate        Net
                                                                           (Dollars in thousands)

Interest income:
   Loans receivable                               $1,863       (790)       1,073                $1,074         650       1,724
   Taxable securities                              (886)          12       (874)                 (351)          71       (280)
   Non-taxable securities                           (57)          12        (45)                 (107)          12        (95)
   Federal funds sold                                154        (23)         131                 (186)         167        (19)
                                                  ------       -----       -----                ------         ---       -----
     Total interest-earning assets                 1,074       (789)         285                   430         900       1,330
                                                  ------       -----       -----                ------         ---       -----

Interest expense:
   Savings, NOW and Money Market deposits             10       (471)       (461)                  (47)         153         106
   Time deposits                                      71          40         111                 (373)         296        (77)
   Federal funds purchased and securities
     sold under repurchase agreements              (137)       (124)       (261)                   308          62         370
   Borrowed funds                                    335        (67)         268                   172          62         234
                                                  ------       -----       -----                ------         ---       -----
     Total interest-bearing liabilities              279       (622)       (343)                    60         573         633
                                                  ------       -----       -----                ------         ---       -----
Net interest income                               $  795       (167)         628                $  370         327         697
                                                  ======       =====       =====                ======         ===       =====


---------------------------------------------

(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.


The ratio of net income to daily average total assets and average stockholders' equity, and certain other ratios, for the periods noted are as follows:


                                                                           Year ended December 31,
                                                       ----------------------------------------------------------------
                                                                  2001            2000            1999
Percentage of net income to:
   Average total assets                                          1.04%           1.03%            .91%
   Average stockholders' equity                                  9.46%           9.85%           9.11%


Percentage of cash dividends declared per common                45.08%          43.85%          44.24%
   share to net income per common share


Percentage of average stockholders' equity to                   11.00%          10.46%          10.00%
   average total assets


                                   COMPETITION

The Bank has active competition in all areas in which it engages. The Bank competes for commercial and individual deposits and/or loans with other commercial banks in Huron, Sandusky, and Seneca counties in Northwestern Ohio, as well as with savings and loan associations in the trade area, credit unions, brokerage firms, mutual funds, and financial units of non-local bank holding companies. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable. The Bank focuses on personalized service, convenience of facilities, pricing of products, community stature, and its local ownership and control in meeting its competition.

The number of financial institutions competing with the Bank is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon the Bank. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

                              SUBSIDIARY ACTIVITIES

The Bank has no subsidiaries. The Corporation's only subsidiary is the Bank.

                                    EMPLOYEES

As of December 31, 2001, the Bank employed 134 full-time employees and 23 part-time employees. The Bank believes that relations with its employees are excellent. The Bank provides a variety of benefits to full-time employees, including health, disability, and life insurance benefits.

                           REGULATION AND SUPERVISION

The Corporation is registered as a bank holding company under the BHCA. As a bank holding company, the Corporation is required to file periodic reports with, and is subject to regulation, supervision and examination by, the FRB. Such examination by the FRB determines whether the Corporation is operating in accordance with various regulatory requirements and in a safe and sound manner.

The FRB has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, issue cease and desist orders, and require that a bank holding company divest subsidiaries. In general, the FRB may initiate enforcement actions for activities that are deemed by the FRB to constitute a serious risk to the financial safety, soundness, or stability of a bank holding company, that are inconsistent with sound banking principles, or that are in violation of law. Further, Section 106 of the 1970 Amendments to the BHCA prohibits bank holding companies and their subsidiaries from engaging in certain tying arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

The BHCA requires a bank holding company to obtain the prior approval of the FRB before (a) acquiring all or substantially all of the assets of any bank, (b) merging or consolidating with any other bank holding company, or (c) acquiring ownership or control of any voting shares of any other bank, if after such acquisition, it would own or control more than 5% of the voting shares of such bank. In making such determinations, the FRB considers the effect of the acquisition on competition, the financial and managerial resources of the holding company, and the convenience and needs of the affected communities.

Section 4 of the BHCA generally prohibits a bank holding company from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any activities other than banking or managing or controlling banks or furnishing services to its subsidiaries. The primary exception to this prohibition allows a bank holding company to own shares in any company the activities of which the FRB has determined, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In November 1999, the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, was enacted. The Financial Services Modernization Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Act of 1991, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company.

No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include:

        - securities underwriting, dealing and market making;
        - sponsoring mutual funds and investment companies;
        - insurance underwriting and agency;
        - merchant banking activities; and
        - activities that the FRB has determined to be closely related to banking.

Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial-in-nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

The Financial Services Modernization Act may increase competition within the banking industry in general, and for the Corporation and the Bank in particular, as financial institutions increase their range of financial services, which may have an adverse effect on the Corporation and the Bank. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

As an Ohio chartered bank, the Bank is subject to regulation, supervision, and examination by the Division. The Bank is also a member of the Federal Reserve System and is subject to supervision by the FRB. As a result, the Bank is subject to periodic examinations by both the Division and the FRB. These examinations are designed primarily for the protection of the Bank's depositors and not for its shareholders. The Bank must file prescribed periodic reports with the Division containing a full and accurate statement of its affairs.

The Corporation and the Bank are subject to the Community Reinvestment Act of 1977, as amended (the "CRA"), which is designed to encourage financial institutions to give special attention to the needs of low and moderate income areas in meeting the credit needs of the communities in which they operate. If the CRA regulatory evaluation of a bank's activities is less than satisfactory, regulatory approval of proposed acquisitions, branch openings, and other applications requiring FRB approval may be delayed until a satisfactory CRA evaluation is achieved. The Bank currently has a CRA regulatory evaluation of satisfactory.

                         REGULATORY CAPITAL REQUIREMENTS

The FRB has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as the Bank. Such companies and banks must maintain adequate consolidated capital to meet the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) (the "Risk-Based Ratio") of 8%. At least half of the minimum-required total capital of 8% is to be composed of Tier 1 Capital, which consists of common stockholders' equity, minority interests in the equity of consolidated subsidiaries, and a limited amount of perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Risk-Based Ratio"). The remainder of total capital may consist of subordinated debt, other preferred stock, and a limited amount of loan and lease loss allowances.

The FRB also has established minimum leverage ratio guidelines for bank holding companies and state member banks. The guidelines provided for a minimum ratio of Tier 1 Capital to average total assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles) (the "Leverage Ratio") of 3% for bank holding companies and state member banks that meet specified criteria, including having the highest regulatory rating. All other bank holding companies and state member banks must maintain a Leverage Ratio of 4% to 5%. The guidelines further provide that bank holding companies and state member banks making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels.

The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio, and Leverage Ratio for the Corporation and the Bank at December 31, 2001:


                                                 At December 31, 2001
                       ------------------------------------------------------------------------
                                   Corporation                              Bank
                       ------------------------------------------------------------------------
                            Amount             Percent            Amount           Percent
                       ------------------------------------------------------------------------
                                                (Dollars in thousands)

Tier 1 risk-based          $ 33,438            12.7 %            $ 33,112           12.5 %
Requirement                  10,568             4.0                10,558            4.0

                       --------------     --------------     --------------    ------------
Excess                     $ 22,870             8.7 %            $ 22,554            8.5 %
                       ==============     ==============     ==============    ============

Total risk-based           $ 36,741            13.9 %            $ 36,412           13.8 %
Requirement                  21,136             8.0                21,116            8.0
                       --------------     --------------     --------------    ------------
Excess                     $ 15,605             5.9 %            $ 15,296            5.8 %
                       ==============     ==============     ==============    ============

Leverage ratio             $ 33,438             9.5 %            $ 33,112           9.4 %
Requirement                  14,124             4.0                14,114           4.0
                       --------------     --------------     --------------    ------------
Excess                     $ 19,314             5.5 %            $ 18,998           5.4 %
                       ==============     ==============     ==============    ============

The FRB has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FRB has less flexibility in determining how to resolve the problems of the institution. The FRB generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FRB within 45 days after it becomes undercapitalized. Such an institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching, and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances.

The Bank's capital levels at December 31, 2001, meet the standards for the highest level, a "well-capitalized" institution.

Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. In addition, each holding company controlling an undercapitalized institution must guarantee that the institution will comply with its capital restoration plan until the institution has been adequately capitalized on an average during each of the four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the institution's total assets at the time it became undercapitalized or (b) the amount necessary to bring the institution into compliance with all capital standards applicable to such institution at the time the institution fails to comply with its capital restoration plan.

                              DIVIDEND RESTRICTIONS

The Corporation's only source of funds are dividends paid by the Bank. The ability of the Bank to pay dividends is subject to various legal limitations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without the approval of the Division, unless the total dividends in a calendar year exceed the total of its net profits for the year combined with its retained profits of the two preceding years. The FRB generally considers it to be an unsafe and unsound banking practice for a bank holding company to pay dividends except out of current operating income, although other factors such as overall capital adequacy and projected income may also be relevant in determining whether dividends should be paid.

                     FDIC DEPOSIT INSURANCE AND ASSESSMENTS

The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. Two separate insurance funds are maintained and administered by the FDIC. In general, banking institutions, such as the Bank, are members of the "BIF," and savings associations are "SAIF" members.

Insurance premiums for SAIF and BIF members are determined during each semi-annual assessment period based upon the members' respective categorization as well capitalized, adequately capitalized, or undercapitalized. The FDIC assigns banks to one of three supervisory subgroups within each capital group. The supervisory subgroup to which a bank is assigned is based on a supervisory evaluation provided to the FDIC by the bank's primary federal regulator and information which the FDIC determines to be relevant to the bank's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the bank's state supervisor).

A bank's assessment rate depends on the capital category and supervisory category to which it is assigned. Effective January 1, 2000, the BIF assessment rate and the SAIF assessment rate became the same. The Bank currently is paying an assessment rate (which includes the FICO assessment) of 1.82 cents per $100 of domestic deposits. An increase in this assessment rate could have a material adverse effect on the earnings of the Bank, depending on the amount of the increase. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

                            FRB RESERVE REQUIREMENTS

FRB regulations currently require depository institutions to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $41,300,000 of such accounts (subject to an exemption of up to $5,700,000), and of 10% of net transaction accounts in excess of $41,300,000. At December 31, 2001, the Bank was in compliance with this reserve requirement.

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

                                FEDERAL TAXATION

The Corporation and the Bank file a consolidated federal income tax return on a calendar year basis. The Corporation is subject to the federal tax laws and regulations which apply to corporations generally. With certain exceptions, the Bank is also subject to the federal tax laws and regulations that apply to corporations generally. One such exception permits a bank (other than a bank with the total average adjusted bases of assets which exceed $500 million or, if the bank is a member of a consolidated group, the total average adjusted bases of all assets of the group which exceed $500 million) to deduct a reasonable addition to the reserve for bad debts in lieu of any deduction for bad debts allowable to other corporations. The deductible addition that a bank may make to its reserve may be based only on the experience method whereby generally it will be permitted to add to its bad debt reserve the amount called for on the basis of its actual experience as shown by losses for the current year and the five preceding tax years.

The amount determined under the experience method for a tax year is the amount necessary to increase the balance of the reserve for losses on loans at the end of the tax year to the amount that bears the same ratio to loans outstanding at the close of the tax year as the total bad debts sustained during such tax year and the five preceding tax years, adjusted for recoveries of bad debts during such period bears to the sum of the loans outstanding at the close of such six tax years.

In addition to the regular income tax, the Corporation and the Bank may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

                                  OHIO TAXATION

The Corporation is subject to the Ohio corporation franchise tax and has elected to be treated as a "Qualifying Holding Company". This election is available to holding companies that meet all of the following requirements:

         - The intangible assets ratio must equal or exceed 90%. This is the ratio of the Corporation's net book value of its intangible assets to its total assets (excluding real property used as the Corporation's headquarters).

         - The investment in related members ratio must equal or exceed 50%. This is the ratio of the Corporation's net book value of its investment in related members to its total assets.

         - The gross income from intangible assets ratio must equal or exceed 90%. This is the ratio of the Corporation's gross income from intangible assets to its total gross income.

As a Qualifying Holding Company, the Corporation is subject to only the net income portion of the Ohio corporation franchise tax, not the net worth portion. For tax years beginning after December 31, 1998, the rate of tax is 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000.

A special litter tax is also applicable to all corporations, including the Corporation, subject to the Ohio corporation franchise tax other than "financial institutions". If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and ..22% of computed Ohio taxable income in excess of $50,000.

The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% of the taxable book net worth of the Bank determined in accordance with generally accepted accounting principles. As a "financial institution", the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

                               ITEM 2. PROPERTIES

The Corporation neither owns nor leases any properties. The Bank maintains its main office at 323 Croghan Street, Fremont, Ohio. In addition, the Bank operates two branch offices in Bellevue, one in Clyde, three in Fremont, one in Green Springs, and one in Monroeville. The Bank's operations center is also located in Fremont, Ohio. All premises are owned by the Bank, are in satisfactory condition, and are suitable for their intended use. During 2001, the Bank determined that it would be suitable to seek an alternate location for its Clyde, Ohio facility. Alternative site locations are being examined with the intention to relocate to a new facility within the next 12 to 24 months.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The number of holders of record of the Corporation's common stock at December 31, 2001 totaled 764.

Information relating to dividend restrictions is contained in Financial Statement Footnote No. 13 captioned "Regulatory Matters" in the 2001 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

Other information required by this Item is contained under the caption "Market Price and Dividends on Common Stock" in the 2001 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

                         ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is contained under the caption "Five Year Summary of Selected Financial Data" in the 2001 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Information required by this Item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk " in the 2001 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information required by this Item is contained in the 2001 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference:

  Independent Auditor's Report
  Consolidated Balance Sheets - December 31, 2001 and 2000
  Consolidated Statements of Operations - Years ended December 31, 2001, 2000 and 1999
  Consolidated Statements of Stockholders' Equity - Years ended December 31,
    2001, 2000 and 1999
  Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999
  Summary of Significant Accounting Policies
  Notes to Consolidated Financial Statements

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the years ended December 31, 2001 or 2000.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item concerning Directors and Executive Officers of the Corporation is contained under the captions "Election of Directors" and "Executive Officers" in the Corporation's Definitive Proxy Statement dated March 29, 2002 for the Annual Meeting of Shareholders to be held on May 14, 2002, and is incorporated herein by reference. Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Definitive Proxy Statement dated March 29, 2002, for the Annual Meeting of Shareholders to be held on May 14, 2002, and is incorporated herein by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item concerning executive compensation is contained under the caption "Compensation of Executive Officers and Directors" in the Corporation's Definitive Proxy Statement dated March 29, 2002, for the Annual Meeting of Shareholders to be held on May 14, 2002, and is incorporated herein by reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item concerning security ownership of certain beneficial owners and management is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's Definitive Proxy Statement dated March 29, 2002, for the Annual Meeting of Shareholders to be held on May 14, 2002, and is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item concerning related party transactions is contained under the caption "Transactions Involving Management" in the Corporation's Definitive Proxy Statement dated March 29, 2002, for the Annual Meeting of Shareholders to be held on May 14, 2002, and is incorporated herein by reference.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report and are set forth in Exhibit 13 of this report which contains the 2001 Annual Report to Shareholders of Croghan Bancshares, Inc.:

  Independent Auditor's Report
  Consolidated Balance Sheets - December 31, 2001 and 2000
  Consolidated Statements of Operations - Years ended December 31, 2001, 2000 and 1999
  Consolidated Statements of Stockholders' Equity - Years ended December 31,
    2001, 2000 and 1999
  Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999
  Summary of Significant Accounting Policies
  Notes to Consolidated Financial Statements

(a)(2)  FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

(a)(3)  EXHIBITS

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of Regulation S-K) in this filing:


    Regulation                                                                                           Reference to Prior
   S-K Exhibit                                            Document                                        Filing of Exhibit
      Number                                                                                             or of the Exhibit's
                                                                                                      Inclusion in this Filing
       3(i)         Amended Articles of Incorporation of Croghan Bancshares, Inc.                                (1)

      3(ii)         Amended Code of Regulations of Croghan Bancshares, Inc.                                      (2)

       4.1          Certificate of Registrant's Common Stock                                                     (3)

       4.2          Articles Fourth, Fifth and Eighth of Registrant's Articles of Incorporation                  (1)

       4.3          Amended Articles II, III, V, VII and VIII of Registrant's Code of Regulations                (2)

      10(i)*        The Croghan Colonial Bank 401(k) Plan                                                        (4)

     10(ii)*        Executive Supplemental Retirement Plan Agreement                                             (5)

     10(iii)*       Employment Contract for Steven C. Futrell dated April 16, 2001                               (6)

        13          Annual Report to Shareholders - 2001                                                    Included with
                                                                                                             this filing

        21          Subsidiaries of the Registrant                                                          Included with
                                                                                                             this filing

        23          Consent of Independent Auditor                                                          Included with
                                                                                                             this filing

        99          Safe Harbor Under the Private Securities Litigation Reform Act of 1995                  Included with
                                                                                                             this filing

-----------------------------------
*Indicates management contracts, compensatory plans or other arrangements.

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

(4) Included herein by reference to the Registrant's registration statement on Form S-8 dated May 19, 1998 (Reg. No. 333-53075).

(5) This document was previously filed as Exhibit 10(ii) with the Registrant's Annual Report on Form 10-K for fiscal year ending December 31, 1999 (File No. 0-20159).

(6) This document was previously filed as Exhibit 10(iii) with the Registrant's June 30, 2001 quarterly report on Form 10-Q (File No. 0-20159).


(b)  REPORTS ON FORM 8-K

A Form 8-K dated November 21, 2001 was filed on November 21, 2001 reporting the organizational restructuring that occurred at The Croghan Colonial Bank, a wholly-owned subsidiary of the Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CROGHAN BANCSHARES, INC.

Date:    March 12, 2002                          /s/   Steven C. Futrell
         ---------------------                   --------------------------------------------
                                                 Steven C. Futrell, President/CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:

/s/   James E. Bowlus                            /s/   Allan E. Mehlow
------------------------------------------       -------------------------------------------
James E. Bowlus, Director                        Allan E. Mehlow, Director & Treasurer


/s/   Steven C. Futrell                          /s/   Robert H. Moyer
------------------------------------------       -------------------------------------------
Steven C. Futrell, Director                      Robert H. Moyer, Director


/s/   Claire F. Johansen                         /s/   K. Brian Pugh
------------------------------------------       ------------------------------------------
Claire F. Johansen, Director                     K. Brian Pugh, Director


/s/   John P. Keller                             /s/   J. Terrence Wolfe
------------------------------------------       ------------------------------------------
John P. Keller, Director                         J. Terrence Wolfe, Director


/s/   Stephen A. Kemper                          /s/   Claude E. Young
------------------------------------------       ------------------------------------------
Stephen A. Kemper, Director                      Claude E. Young, Director


/s/   Daniel W. Lease                            /s/   Gary L. Zimmerman
------------------------------------------       -------------------------------------------
Daniel W. Lease, Director                        Gary L. Zimmerman, Director



Date:    March 12, 2002
        ---------------------


                                                       Exhibit Index
    Regulation                                                                                                 Reference to Prior
   S-K Exhibit                                            Document                                              Filing of Exhibit
      Number                                                                                                   or of the Exhibit's
                                                                                                            Inclusion in this Filing
       3(i)         Amended Articles of Incorporation of Croghan Bancshares, Inc.                                      (1)

      3(ii)         Amended Code of Regulations of Croghan Bancshares, Inc.                                            (2)

       4.1          Certificate of Registrant's Common Stock                                                           (3)

       4.2          Articles Fourth, Fifth and Eighth of Registrant's Articles of Incorporation                        (1)

       4.3          Amended Articles II, III, V, VII and VIII of Registrant's Code of Regulations                      (2)

      10(i)*        The Croghan Colonial Bank 401(k) Plan                                                              (4)

     10(ii)*        Executive Supplemental Retirement Plan Agreement                                                   (5)

     10(iii)*       Employment Contract for Steven C. Futrell dated April 16, 2001                                     (6)

        13          Annual Report to Shareholders - 2001                                                          Included with
                                                                                                                   this filing

        21          Subsidiaries of the Registrant                                                                Included with
                                                                                                                   this filing

        23          Consent of Independent Auditor                                                                Included with
                                                                                                                   this filing

        99          Safe Harbor Under the Private Securities Litigation Reform Act of 1995                        Included with
                                                                                                                   this filing

---------------------------------
*Indicates management contracts, compensatory plans or other arrangements.

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

(4) Included herein by reference to the Registrant's registration statement on Form S-8 dated May 19, 1998 (Reg. No. 333-53075).

(5) This document was previously filed as Exhibit 10(ii) with the Registrant's Annual Report on Form 10-K for fiscal year ending December 31, 1999 (File No. 0-20159).

(6) This document was previously filed as Exhibit 10(iii) with the Registrant's June 30, 2001 quarterly report on Form 10-Q (File No. 0-20159).