Form 10-Q
period 2002-03-31
CROGHAN BANCSHARES INC
filed 2002-04-16
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2002


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]






          1,909,676 Common shares were outstanding as of March 31, 2002



This document contains 11 pages.

                            CROGHAN BANCSHARES, INC.

                                      Index

PART I.

                                                                         Page(s)

   Item 1.  Financial Statements                                          3 - 6
   Item 2.  Management's Discussion and Analysis                          7 - 10
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk -
            There have been no material changes from the information provided in the December 31, 2001 Form 10-K

PART II.

   Item 1.  Legal Proceedings - None
   Item 2.  Changes in Securities - None
   Item 3.  Defaults Upon Senior Securities - None
   Item 4.  Submission of Matters to a Vote of Security Holders - None
   Item 5.  Other Information - None
   Item 6.  Exhibits and Reports on Form 8-K:
              (a) None
              (b) A Form 8-K dated January 25, 2002 was filed on
                  January 25, 2002 reporting the 2001 annual earnings for Croghan Bancshares, Inc. and announcing a stock repurchase program to commence on February 1, 2002.

Signatures                                                                11

                            CROGHAN BANCSHARES, INC.
                    Consolidated Balance Sheets (Unaudited)

                                                                                   March 31    December 31,
                            ASSETS                                                   2002         2001
                                                                        (Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
        Cash and due from banks                                                   $   9,020    $  13,649
        Federal funds sold                                                            9,200        7,700
                                                                                  ---------    ---------
                            Total cash and cash equivalents                          18,220       21,349
                                                                                  ---------    ---------
SECURITIES
        Available-for-sale, at fair value                                            52,344       45,840
        Held-to-maturity, at amortized cost, fair value of $5,284 in 2002
            and $5,802 in 2001                                                        5,237        5,724
                                                                                  ---------    ---------
                            Total securities                                         57,581       51,564
                                                                                  ---------    ---------

LOANS                                                                               275,292      278,366
        Less:  Allowance for loan losses                                              3,445        3,346
                                                                                  ---------    ---------
                            Net loans                                               271,847      275,020
                                                                                  ---------    ---------

Premises and equipment, net                                                           6,084        6,133
Accrued interest receivable                                                           2,037        2,270
Goodwill                                                                              6,113        6,113
Other assets                                                                          4,244        4,059
                                                                                  ---------    ---------
TOTAL ASSETS                                                                      $ 366,126    $ 366,508
                                                                                  =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
        Deposits:
           Demand, non-interest bearing                                           $  32,587    $  38,453
           Savings, NOW and Money Market deposits                                   123,360      122,651
           Time                                                                     136,357      133,899
                                                                                  ---------    ---------
                            Total Deposits                                          292,304      295,003

        Federal funds purchased and securities sold under repurchase agreements       8,265       12,721
        Federal Home Loan Bank borrowings                                            22,000       16,000
        Dividends payable                                                               458          421
        Other liabilities                                                             2,701        2,411
                                                                                  ---------    ---------
                            Total liabilities                                       325,728      326,556
                                                                                  ---------    ---------

STOCKHOLDERS' EQUITY
        Common stock, $12.50 par value.  Authorized 3,000,000 shares;
            issued 1,914,109 shares                                                  23,926       23,926
        Surplus                                                                         117          117
        Retained earnings                                                            16,282       15,509
        Accumulated other comprehensive income (loss)                                   188          400
        Treasury stock, at cost                                                        (115)           -
                                                                                  ---------    ---------
                            Total stockholders' equity                               40,398       39,952
                                                                                  ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 366,126    $ 366,508
                                                                                  =========    =========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                                 Three months ended
                                                                                                       March 31
                                                                                                  2002         2001
                                                                                                (Dollars in thousands,
                                                                                                except per share data)
INTEREST AND DIVIDEND  INCOME
        Loans, including fees                                                                     $5,354      $5,618
        Securities:
           U.S. Treasury                                                                              10         149
           Obligations of U.S. Government agencies and corporations                                  484         424
           Obligations of states and political subdivisions                                          123         138
           Other                                                                                      76          78
        Federal funds sold                                                                            24          85
                                                                                                  ------      ------
                            Total interest and dividend income                                     6,071       6,492
                                                                                                  ------      ------

INTEREST EXPENSE
        Deposits                                                                                   1,752       2,563
        Other borrowings                                                                             310         314
                                                                                                  ------      ------
                            Total interest expense                                                 2,062       2,877
                                                                                                  ------      ------

                            Net interest income                                                    4,009       3,615

PROVISION FOR LOAN LOSSES                                                                            240         120
                                                                                                  ------      ------
                            Net interest income, after provision for loan losses                   3,769       3,495
                                                                                                  ------      ------

NON-INTEREST INCOME
        Trust income                                                                                 130         125
        Service charges on deposit accounts                                                          226         222
        Other                                                                                        221         195
                                                                                                  ------      ------
                            Total non-interest income                                                577         542
                                                                                                  ------      ------
NON-INTEREST EXPENSES
        Salaries, wages and employee benefits                                                      1,446       1,550
        Occupancy of premises                                                                        147         167
        Amortization of goodwill                                                                       -         160
        Other operating                                                                              962         885
                                                                                                  ------      ------
                            Total non-interest expenses                                            2,555       2,762
                                                                                                  ------      ------
                            Income before federal income taxes                                     1,791       1,275
FEDERAL INCOME TAXES                                                                                 559         432
                                                                                                  ------      ------
NET INCOME                                                                                        $1,232      $  843
                                                                                                  ======      ======

        Net income per share, based on 1,912,429 shares in 2002 and 1,912,731 shares in 2001      $ 0.64      $ 0.44
                                                                                                  ======      ======
        Dividends declared, based on 1,909,676 shares in 2002 and 1,913,144 shares in 2001        $ 0.24      $ 0.21
                                                                                                  ======      ======
COMPREHENSIVE INCOME                                                                              $1,020      $1,120
                                                                                                  ======      ======

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                    Three months ended
                                                                                        March 31
                                                                                   2002           2001
                                                                                (Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES                                         $  2,174       $  1,613
                                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of securities:
                     Available-for-sale                                          (10,241)        (7,033)
                     Held-to-maturity                                                 --           (514)
        Proceeds from maturities of securities                                     3,815         12,194
        Net decrease (increase) in loans                                           2,933         (3,506)
        Additions to premises and equipment                                         (102)          (139)
                                                                                --------       --------
                               Net cash from investing activities                 (3,595)         1,002
                                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase (decrease) in deposits                                       (2,699)         3,654
        Increase (decrease) in federal funds purchased and securities sold
               under repurchase agreements                                        (4,456)        (3,511)
        Increase (decrease) in Federal Home Loan Bank borrowings                   6,000          7,000
        Proceeds from issuance of common stock                                        14             14
        Cash dividends paid                                                         (421)          (402)
        Purchase of treasury stock                                                  (129)            --
        Payment of deferred compensation                                             (17)            --
                                                                                --------       --------
                               Net cash from financing activities                 (1,708)         6,755
                                                                                --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (3,129)         9,370

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  21,349         13,054
                                                                                --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 18,220       $ 22,424
                                                                                ========       ========

SUPPLEMENTAL DISCLOSURES
        Cash paid during the period for:
               Interest                                                         $  2,154       $  2,647
                                                                                ========       ========
               Federal income taxes                                             $      -       $      -
                                                                                ========       ========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


(1)  Consolidated Financial Statements

         The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

(2)      New Accounting Pronouncement

         Effective January 1, 2002, the Corporation adopted the provisions of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142). As a result of the adoption of Statement 142, the amortization of goodwill ceased, resulting in an increase in net income for the quarter ended March 31, 2002 of $160,000. Goodwill is subject to an annual impairment test; however, based on the results of an independent valuation of the Corporation's goodwill, there was no initial impairment adjustment as of January 1, 2002.

                            CROGHAN BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Where appropriate, the following discussion relating to Croghan Bancshares, Inc. (referred to as "Croghan" or the "Corporation") contains the insights of Management into known events and trends that have or may be expected to have a material effect on Croghan's operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties. When or if used in any Securities and Exchange Commission filings, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases: "anticipate", "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "is estimated", "is projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any such statements are subject to risks and uncertainties that include but are not limited to: changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area, and competition. All or some of these factors could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

PERFORMANCE SUMMARY

Assets at March 31, 2002 totaled $366,126,000 compared to $366,508,000 at 2001 year end. Total loans decreased to $275,292,000 from $278,366,000 at year end and total deposits decreased to $292,304,000 from $295,003,000 at year end.

Net income for the quarter ended March 31, 2002 was $1,232,000 or $.64 per common share compared to $843,000 or $.44 per common share for the same period in 2001. Operating results for 2002 were positively impacted by increased net interest income, improved non-interest income, and the elimination of goodwill amortization.

DEPOSITS, LOANS, SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at March 31, 2002 decreased by a modest $2,699,000 or 0.9 percent from 2001 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $5,157,000 while the time deposit category increased $2,458,000. Croghan continues to experience active competition for core deposits from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms).

Total loans decreased $3,074,000 or 1.1 percent from 2001 year end. Much of the decrease is concentrated in the nonresidential real estate and consumer loan portfolios. Total securities increased by $6,017,000 or 11.7 percent from 2001 year end. Given a slowing in loan demand during the first quarter of 2002, available funds have been directed into investment securities.

Stockholders' equity at March 31, 2002 increased to $40,398,000 or $21.15 book value per common share compared to $39,952,000 or $20.87 book value per common share at December 31, 2001. The balance in stockholders' equity at March 31, 2002 included accumulated other comprehensive income that consisted of a net unrealized gain on securities classified as available-for-sale. At March 31, 2002, Croghan held $52,344,000 in available-for-sale securities with a net unrealized gain of $188,000, net of income taxes. This compares to 2001 year-end holdings of $45,840,000 with a net unrealized gain of $400,000, net of income taxes. As announced in January, 2002, Croghan initiated a stock buy-back program with a total of 5,000 shares having been repurchased during the first quarter of 2002. Treasury shares still being held as of March 31, 2002 are reported at a cost of $115,000. Consistent with the Corporation's quarterly dividend policy, a cash dividend of $.24 per share was declared on March 12, 2002 payable on April 30, 2002.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $394,000 for the quarter ended March 31, 2002 compared to the same period in 2001. The net interest yield (net interest income divided by average earning assets) was 4.75 percent for the quarter ended March 31, 2002 compared to 4.56 percent for the quarter ended March 31, 2001.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

                                            Three Months Ended  Twelve Months Ended
                                              March 31, 2002     December 31, 2001
                                                    (Dollars in thousands)

Provision for loan losses charged to expense        $  240         $  695
Net loan charge-offs                                   141            591
Net loan charge-offs as a percent of
   average outstanding loans                           .05%           .22%
Nonaccrual loans                                    $2,218         $2,241
Loans contractually past due 90 days or more           819            771
Restructured loans                                       -              -
Potential problem loans, other than those
   past due 90 days or more, nonaccrual,
   or restructured                                   7,072          5,949
Allowance for loan losses                            3,445          3,346
Allowance for loan losses as a percent
    of period-end loans                               1.25%          1.20%


The provision for loan losses for the first three months of 2002 totaled $240,000 compared to $120,000 expensed during the same period in 2001. Actual net loan charge offs were $141,000 for the first three months of 2002 compared to $24,000 during the same period in 2001. The higher provision was a result of continued uncertainty in the local and national economies and emerging trends within the loan portfolio.

Nonaccrual loans decreased to $2,218,000 at March 31, 2002 from $2,241,000 at December 31, 2001, loans contractually past due 90 days or more increased to $819,000 at March 31, 2002 from $771,000 at December 31, 2001, and potential problem loans increased to $7,072,000 from $5,949,000 at December 31, 2001. The 2002 nonaccrual amount includes one nonresidential real estate loan of $794,000 and the 2002 potential problem loans include one nonresidential real estate loan of $3,318,000. Both loans are collateralized by commercial real estate with appraised values well in excess of the loan amounts. Additionally, the potential problem loan is not currently past due and, since origination, has never been more than 10 days past due. All of the above-noted asset quality trends will continue to be monitored throughout 2002 to ensure adequate provisions are made in a timely manner.

It is the Corporation's policy to maintain the allowance for loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is conducted by an outside consulting firm, which is designed to facilitate the early identification of problem loans and to help ensure sound credit decisions. Management considers the allowance at March 31, 2002 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $35,000 or 6.5 percent for the quarter ended March 31, 2002 compared to the same period in 2001. Trust department fee income increased $5,000 between comparable quarterly periods and service charges on deposit accounts increased $4,000 between comparable quarterly periods.

Other operating income increased $26,000 or 13.3 percent between comparable quarterly periods. Included in the 2002 figure is a net gain on the sale of other real estate totaling $27,000. There was no such gain reported during the first quarter of 2001.

NON-INTEREST EXPENSES

Total non-interest expenses decreased $207,000 or 7.5 percent for the quarter ended March 31, 2002 compared to the same period in 2001. Salaries, wages and employee benefits decreased $104,000 between comparable quarterly periods resulting from a 10% reduction in full-time equivalent employees that occurred in November 2001.

The occupancy expense of premises decreased by $20,000 between comparable quarterly periods and other operating expenses increased $77,000 between comparable quarterly periods. On January 1, 2002, Croghan adopted the provisions of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets". Under the provisions of Statement 142, goodwill resulting from the 1996 acquisition of Union Bancshares, Inc., is now tested on an annual basis for impairment and no longer amortized. Accordingly, there was no goodwill amortization for the quarter ended March 31, 2002 as compared to $160,000 in the comparable quarter in 2001.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $127,000 or 29.4 percent between quarterly periods, from $432,000 in 2001 to $559,000 in 2002. The Corporation's effective tax rate for the quarter ended March 31, 2002 was 31.2 percent compared to 33.9 percent for the same period in 2001. The lower effective tax rate in 2002 is primarily the result of the elimination of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

An average federal funds sold position of $5,972,000 was maintained for the quarterly period ended March 31, 2002. This compares to $6,761,000 for the quarterly period ended March 31, 2001.

Short-term borrowings of federal funds purchased and repurchase agreements averaged $9,030,000 for the quarterly period ended March 31, 2002. This compares to $10,950,000 for the quarterly period ended March 31, 2001.

Borrowings from the Federal Home Loan Bank totaled $22,000,000 at March 31, 2002 compared to $16,000,000 at December 31, 2001. The additional borrowings will be used to fund anticipated loan growth throughout 2002 and were drawn at a time when the low-rate environment for such borrowings was considered advantageous for future planning purposes.

Capital expenditures for premises and equipment totaled $102,000 for the quarter ended March 31, 2002. This compares to $139,000 for the same period in 2001.

PLANNED BRANCH EXPANSION

The Board of Directors recently analyzed a report detailing possible market opportunities and branch office alternatives in the Port Clinton, Ohio area. The study contained information pertaining to the market area's attractiveness along with suggested locations. The Board has authorized management to pursue a suitable location in the market area and file any applicable requisite branch application documents. A timeline has been established with a tentative opening date sometime during the coming summer months.

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





                             CROGHAN BANCSHARES, INC
                         -------------------------------
                                   Registrant


Date:  April 16, 2002                   /s/ Steven C. Futrell
                                        ---------------------------------------
                                        Steven C. Futrell, President



Date:  April 16, 2002                   /s/ Allan E. Mehlow
                                        ---------------------------------------
                                        Allan E. Mehlow, Treasurer