Form 10-Q
period 2002-06-30
CROGHAN BANCSHARES INC
filed 2002-07-23
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 2002


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






             1,907,752 Common shares were outstanding as of June 30, 2002.



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

   Item 1.  Legal Proceedings - None
   Item 2.  Changes in Securities - None
   Item 3.  Defaults Upon Senior Securities - None
   Item 4.  Submission of Matters to a Vote of Security Holders
                  (a) The annual meeting of shareholders of Croghan
                      Bancshares, Inc. was held on May 14, 2002.
                  (b) Proxies were solicited pursuant to Regulation
                      14A of the Securities Exchange Act of 1934.
                      The following directors were elected for terms expiring in 2005: Steven C. Futrell,
                      Robert H. Moyer, J. Terrence Wolfe, and
                      Gary L. Zimmerman.  The following Directors
                      also remain in office with terms expiring in
                      2003 and 2004:  Claire F. Johansen,
                      Steven A. Kemper, K. Brian Pugh, Claude E. Young, James E. Bowlus, John P. Keller, Daniel W. Lease, and Allan E. Mehlow.
                  (c) Matters voted upon at the annual meeting of
                      shareholders:
                       (1) Election of Directors
                                   Nominee             For        Withheld
                                   --------            ---        --------
                             Nathan G. Danziger        56,310        1,521
                             Steven C. Futrell      1,417,912       19,020
                             Robert H. Moyer        1,412,608       24,324
                             J. Terrence Wolfe      1,416,778       20,154
                             Gary L. Zimmerman      1,412,927       24,005
                       (2) Proposal to adopt the Croghan Bancshares, Inc.
                           2002 Stock Option Plan
                                      For            Against      Abstain
                                      ---           --------      -------
                                   1,254,589         217,177       22,997
                       (3) Shareholder proposal requesting the Board of
                           Directors to amend the Articles of
                           Incorporation to reinstate cumulative voting
                           in the election of directors
                                      For            Against      Abstain
                                      ---           --------      -------
                                     258,072       1,070,703       19,043
                       (4) Shareholder proposal urging the Board of
                           Directors to take the steps necessary to
                           declassify the Board
                                      For           Against       Abstain
                                      ---           --------      -------
                                    251,015        1,073,818       22,985

   Item 5.  Other Information - None
   Item 6.  Exhibits and Reports on Form 8-K:
               (a)      None
               (b)      None

Signatures                                                                   12


                                                      CROGHAN BANCSHARES, INC.
                                               Consolidated Balance Sheets (Unaudited)
                                                                                                June 30               December 31
                            ASSETS                                                               2002                     2001

                                                                                          (Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
          Cash and due from banks                                                             $   10,141              $   13,649
          Federal funds sold                                                                        --                     7,700
                                                                                              ----------              ----------
                            Total cash and cash equivalents                                       10,141                  21,349
                                                                                              ----------              ----------
SECURITIES
          Available-for sale, at fair value                                                       58,013                  45,840
          Held-to-maturity, at amortized cost, fair value of $5,832 in 2002
              and $5,802 in 2001                                                                   5,751                   5,724
                                                                                              ----------              ----------
                            Total securities                                                      63,764                  51,564
                                                                                              ----------              ----------

LOANS                                                                                            282,498                 278,366
          Less:  Allowance for loan losses                                                         3,550                   3,346
                                                                                              ----------              ----------
                            Net loans                                                            278,948                 275,020
                                                                                              ----------              ----------

Premises and equipment, net                                                                        5,975                   6,133
Accrued interest receivable                                                                        2,250                   2,270
Goodwill                                                                                           6,113                   6,113
Other assets                                                                                       4,287                   4,059
                                                                                              ----------              ----------
TOTAL ASSETS                                                                                  $  371,478              $  366,508
                                                                                              ==========              ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
          Deposits:
             Demand, non-interest bearing                                                     $   31,624              $   38,453
             Savings, NOW and Money Market deposits                                              124,698                 122,651
             Time                                                                                137,760                 133,899
                                                                                              ----------              ----------
                            Total deposits                                                       294,082                 295,003

          Federal funds purchased and securities sold under repurchase agreements                 10,792                  12,721
          Federal Home Loan Bank borrowings                                                       22,000                  16,000
          Dividends payable                                                                          458                     421
          Other liabilities                                                                        2,494                   2,411
                                                                                              ----------              ----------
                            Total liabilities                                                    329,826                 326,556
                                                                                              ----------              ----------

STOCKHOLDERS' EQUITY
          Common stock, $12.50 par value.  Authorized 3,000,000 shares;
              issued 1,914,109 shares                                                             23,926                  23,926
          Surplus                                                                                    117                     117
          Retained earnings                                                                       17,065                  15,509
          Accumulated other comprehensive income (loss)                                              708                     400
          Treasury stock, at cost                                                                   (164)                   --
                                                                                              ----------              ----------
                            Total stockholders' equity                                            41,652                  39,952
                                                                                              ----------              ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $  371,478              $  366,508
                                                                                              ==========              ==========

See notes to consolidated financial statements.



                                                      CROGHAN BANCSHARES, INC.
                             Consolidated Statements of Operations and Comprehensive Income (Unaudited)
                                                                                                          Three months ended
                                                                                                                June 30
                                                                                                      2002                    2001

                                                                                                           (Dollars in thousands,
                                                                                                           except per share data)
INTEREST AND DIVIDEND  INCOME
          Loans, including fees                                                                    $    5,286            $    5,726
          Securities:
             U.S. Treasury                                                                                 10                   129
             Obligations of U.S. Government agencies and corporations                                     480                   394
             Obligations of states and political subdivisions                                             126                   146
             Other                                                                                         72                    85
          Federal funds sold                                                                               28                    81
                                                                                                   ----------            ----------
                                Total interest and dividend income                                      6,002                 6,561
                                                                                                   ----------            ----------

INTEREST EXPENSE
          Deposits                                                                                      1,773                 2,467
          Other borrowings                                                                                343                   336
                                                                                                   ----------            ----------
                                Total interest expense                                                  2,116                 2,803
                                                                                                   ----------            ----------

                                Net interest income                                                     3,886                 3,758

PROVISION FOR LOAN LOSSES                                                                                 160                   120
                                                                                                   ----------            ----------
                                Net interest income, after provision for loan losses                    3,726                 3,638
                                                                                                   ----------            ----------

NON-INTEREST INCOME
          Trust income                                                                                    134                   130
          Service charges on deposit accounts                                                             297                   234
          Other                                                                                           182                   197
                                                                                                   ----------            ----------
                                Total non-interest income                                                 613                   561
                                                                                                   ----------            ----------

NON-INTEREST EXPENSES
          Salaries, wages and employee benefits                                                         1,370                 1,541
          Occupancy of premises                                                                           163                   158
          Amortization of goodwill                                                                       --                     159
          Other operating                                                                               1,001                   934
                                                                                                   ----------            ----------
                                Total non-interest expenses                                             2,534                 2,792
                                                                                                   ----------            ----------
                                Income before federal income taxes                                      1,805                 1,407
FEDERAL INCOME TAXES                                                                                      564                   479
                                                                                                   ----------            ----------
NET INCOME                                                                                         $    1,241            $      928
                                                                                                   ==========            ==========

          Net income per share, based on 1,908,999 shares in 2002 and 1,913,227 shares in 2001     $     0.65            $     0.49
                                                                                                   ==========            ==========
          Dividends declared, based on 1,907,752 shares in 2002 and 1,913,559 shares in 2001       $     0.24            $     0.22
                                                                                                   ==========            ==========

COMPREHENSIVE INCOME                                                                               $    1,761            $      948
                                                                                                   ==========            ==========

See notes to consolidated financial statements.


                                                      CROGHAN BANCSHARES, INC.
                             Consolidated Statements of Operations and Comprehensive Income (Unaudited)
                                                                                                           Six months ended
                                                                                                                June 30
                                                                                                      2002                   2001

                                                                                                         (Dollars in thousands,
                                                                                                         except per share data)
INTEREST AND DIVIDEND INCOME
          Loans, including fees                                                                    $   10,640            $   11,344
          Securities:
             U.S. Treasury                                                                                 20                   278
             Obligations of U.S. Government agencies and corporations                                     963                   818
             Obligations of states and political subdivisions                                             249                   284
             Other                                                                                        148                   163
          Federal funds sold                                                                               52                   166
                                                                                                   ----------            ----------
                                 Total interest and dividend income                                    12,072                13,053
                                                                                                   ----------            ----------

INTEREST EXPENSE
          Deposits                                                                                      3,524                 5,030
          Other borrowings                                                                                653                   650
                                                                                                   ----------            ----------
                                 Total interest expense                                                 4,177                 5,680
                                                                                                   ----------            ----------

                                 Net interest income                                                    7,895                 7,373

PROVISION FOR LOAN LOSSES                                                                                 400                   240
                                                                                                   ----------            ----------
                                 Net interest income, after provision for loan losses                   7,495                 7,133
                                                                                                   ----------            ----------

NON-INTEREST INCOME
          Trust income                                                                                    264                   256
          Service charges on deposit accounts                                                             523                   456
          Other                                                                                           403                   392
                                                                                                   ----------            ----------
                                 Total non-interest income                                              1,190                 1,104
                                                                                                   ----------            ----------

NON-INTEREST EXPENSES
          Salaries, wages and employee benefits                                                         2,815                 3,092
          Occupancy of premises                                                                           311                   325
          Amortization of goodwill                                                                       --                     319
          Other operating                                                                               1,963                 1,819
                                                                                                   ----------            ----------
                                 Total non-interest expenses                                            5,089                 5,555
                                                                                                   ----------            ----------
                                 Income before federal income taxes                                     3,596                 2,682
FEDERAL INCOME TAXES                                                                                    1,124                   911
                                                                                                   ----------            ----------
NET INCOME                                                                                         $    2,472            $    1,771
                                                                                                   ==========            ==========

          Net income per share, based on 1,910,704 shares in 2002 and 1,912,980 shares in 2001     $     1.29            $     0.93
                                                                                                   ==========            ==========
          Dividends declared, based on 1,907,752 shares in 2002 and 1,913,559 shares in 2001       $     0.48            $     0.43
                                                                                                   ==========            ==========

COMPREHENSIVE INCOME                                                                               $    2,781            $    2,068
                                                                                                   ==========            ==========

See notes to consolidated financial statements.



                                                      CROGHAN BANCSHARES, INC.
                                          Consolidated Statements of Cash Flows (Unaudited)
                                                                                                            Six months ended
                                                                                                                  June 30
                                                                                                          2002              2001

                                                                                                         (Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES                                                               $     3,178      $     2,606
                                                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities:
            Available-for-sale                                                                            (19,274)         (13,716)
            Held-to-maturity                                                                                 (499)            (514)
     Proceeds from maturities of securities                                                                 7,772           17,668
     Net decrease (increase) in loans                                                                      (4,328)         (10,579)
     Additions to premises and equipment                                                                     (145)            (198)
                                                                                                      -----------      -----------
                          Net cash from investing activities                                              (16,474)          (7,339)
                                                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                                                  (921)             450
     Net change in federal funds purchased and securities sold under repurchase agreements                 (1,929)          (3,753)
     Net change in Federal Home Loan Bank borrowings                                                        6,000            7,000
     Proceeds from issuance of common stock                                                                    16               23
     Cash dividends paid                                                                                     (880)            (804)
     Purchase of treasury stock                                                                              (181)            --
     Payment of deferred compensation                                                                         (17)            --
                                                                                                      -----------      -----------
                          Net cash from financing activities                                                2,088            2,916
                                                                                                      -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                   (11,208)          (1,817)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                           21,349           13,054
                                                                                                      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                            $    10,141      $    11,237
                                                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURES
        Cash paid during the year for:
                Interest                                                                              $     4,278      $     5,864
                                                                                                      ===========      ===========
                Federal income taxes                                                                  $     1,195      $       985
                                                                                                      ===========      ===========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


(1)  Consolidated Financial Statements

         The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

(2)  New Accounting Pronouncement

         Effective January 1, 2002, the Corporation adopted the provisions of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142). As a result of the adoption of Statement 142, the amortization of goodwill ceased. This resulted in an increase in net income for the quarter ended June 30, 2002 of $159,000 and an increase in net income for the six-month period ended June 30, 2002 of $319,000. Goodwill is subject to an annual impairment test; however, based on the results of an independent valuation of the Corporation's goodwill, there was no initial impairment adjustment as of January 1, 2002.

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

PERFORMANCE SUMMARY

Assets at June 30, 2002 totaled $371,478,000 compared to $366,508,000 at 2001 year end. Total loans increased to $282,498,000 from $278,366,000 at year end and total deposits decreased to $294,082,000 from $295,003,000 at year end.

Net income for the quarter ended June 30, 2002 was $1,241,000 or $.65 per common share compared to $928,000 or $.49 per common share for the same period in 2001. Net income for the six-month period ended June 30, 2002 was $2,472,000 or $1.29 per common share compared to $1,771,000 or $.93 per common share for the same period in 2001. Operating results for 2002 were positively impacted by increased net interest income, improved non-interest income, and the elimination of goodwill amortization.

DEPOSITS, LOANS, SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at June 30, 2002 decreased by $921,000 or 0.3 percent from 2001 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $4,782,000 while the time deposit category increased $3,861,000. Croghan continues to experience active competition for core deposits from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms).

Total loans increased $4,132,000 or 1.5 percent from 2001 year end. Much of the increase is concentrated in the nonresidential real estate and commercial loan portfolios. Total securities increased by $12,200,000 or 23.7 percent from 2001 year end. Given the rather soft loan demand coupled with a relatively stable interest rate environment, available funds have been directed into investment securities.

Stockholders' equity at June 30, 2002 increased to $41,652,000 or $21.83 book value per common share compared to $39,952,000 or $20.87 book value per common share at December 31, 2001. The balance in stockholders' equity at June 30, 2002 included accumulated other comprehensive income that consisted of a net unrealized gain on securities classified as available-for-sale. At June 30, 2002, Croghan held $58,013,000 in available-for-sale securities with a net unrealized gain of $708,000, net of income taxes. This compares to 2001 year-end holdings of $45,840,000 with a net unrealized gain of $400,000, net of income taxes. As announced in January, 2002, Croghan initiated a stock buy-back program, with a total of 7,000 shares having been repurchased during the first six months of 2002. Treasury shares held as of June 30, 2002 are reported at their acquired cost of $164,000. Consistent with the Corporation's quarterly dividend policy, a cash dividend of $.24 per share was declared on June 11, 2002 payable on July 31, 2002.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $128,000 for the quarter ended June 30, 2002 compared to the same period in 2001, and increased $522,000 for the six-month period ended June 30, 2002 compared to the same period in 2001. The net interest yield (net interest income divided by average earning assets) was 4.49 percent for the quarter ended June 30, 2002 compared to 4.60 percent for the quarter ended June 30, 2001, and was 4.62 percent for the six-month period ended June 30, 2002 compared to 4.55 percent for the same period in 2001. Downward pressure on net interest yield is anticipated to continue throughout the remainder of 2002.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

                                                                  Six Months Ended      Twelve Months Ended
                                                                    June 30, 2002        December 31, 2001
                                                                            (Dollars in thousands)

Provision for loan losses charged to expense                       $      400              $      695
Net loan charge-offs                                                      196                     591
Net loan charge-offs as a percent of
   average outstanding loans                                              .07%                    .22%
Nonaccrual loans                                                   $    1,943              $    2,241
Loans contractually past due 90 days or more                              812                     771
Restructured loans                                                       --                      --
Potential problem loans, other than those
   past due 90 days or more, nonaccrual,
   or restructured                                                      6,499                   5,949
Allowance for loan losses                                               3,550                   3,346
Allowance for loan losses as a percent
    of period-end loans                                                  1.26%                   1.20%


The provision for loan losses for the first six months of 2002 totaled $400,000 compared to $240,000 expensed during the same period in 2001. Actual net loan charge offs were $196,000 for the first six months of 2002 compared to $35,000 during the same period in 2001. The higher provision in 2002 was a result of continued uncertainty in the local and national economies and trends within the loan portfolio.

Nonaccrual loans decreased to $1,943,000 at June 30, 2002 from $2,241,000 at December 31, 2001 with loans contractually past due 90 days or more increasing to $812,000 at June 30, 2002 from $771,000 at December 31, 2001 and potential problem loans increasing to $6,499,000 at June 30, 2002 from $5,949,000 at December 31, 2001. The 2002 nonaccrual amount includes one nonresidential real estate loan of $794,000 and the 2002 potential problem loan total includes one nonresidential real estate loan of $3,286,000. Both loans are collateralized by commercial real estate with appraised values well in excess of the loan amounts. Additionally, the potential problem loan is not currently past due and, since origination, has never been more than 10 days past due. All of the above-noted asset quality trends will continue to be monitored throughout 2002 to ensure adequate provisions are made in a timely manner.

It is the Corporation's policy to maintain the allowance for loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is conducted by an outside consulting firm, which is designed to facilitate the early identification of problem loans and to help ensure sound credit decisions. Management considers the allowance at June 30, 2002 to be adequate to provide for losses inherent to the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $52,000 or 9.3 percent for the quarter ended June 30, 2002 compared to the same period in 2001, and increased $86,000 or 7.8 percent for the six-month period ended June 30, 2002 compared to the same period in 2001. Trust department fee income increased $4,000 between comparable quarterly periods and $8,000 between comparable six-month periods.

Service charges on deposit accounts increased $63,000 or 26.9 percent between comparable quarterly periods and $67,000 or 14.7 percent between comparable six-month periods. Other operating income decreased $15,000 or 7.6 percent between comparable quarterly periods and increased $11,000 or 2.8 percent between comparable six-month periods.

NON-INTEREST EXPENSES

Total non-interest expenses decreased $258,000 or 9.2 percent for the quarter ended June 30, 2002 compared to the same period in 2001, and decreased $466,000 or 8.4 percent for the six-month period ended June 30, 2002 compared to the same period in 2001. Salaries, wages and employee benefits decreased $171,000 between comparable quarterly periods and $277,000 between comparable six-month periods resulting from a 10% reduction in full-time equivalent employees that occurred in November 2001.

The occupancy expense of premises increased $5,000 between comparable quarterly periods and decreased by $14,000 between comparable six-month periods. Other operating expenses increased $67,000 or 7.2 percent between comparable quarterly periods and $144,000 or 7.9 percent between comparable six-month periods. On January 1, 2002, Croghan adopted the provisions of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets". Under the provisions of Statement 142, goodwill resulting from the 1996 acquisition of Union Bancshares, Inc., is now tested on an annual basis for impairment and no longer amortized. Accordingly, there was no goodwill amortization for either the quarter or six-month period ended June 30, 2002 as compared to

$159,000 in the comparable quarter in 2001 and $319,000 in the comparable six-month period in 2001.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $85,000 or 17.7 percent between comparable quarterly periods, and $213,000 or 23.4 percent between comparable six-month periods. The Corporation's effective tax rate for the six-month period ended June 30, 2002 was 31.3 percent compared to 34.0 percent for the same period in 2001. The lower effective tax rate in 2002 is primarily the result of the elimination of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

An average federal funds sold position of $5,916,000 was maintained for the six-month period ended June 30, 2002. This compares to $6,613,000 for the six-month period ended June 30, 2001.

Short-term borrowings of federal funds purchased and repurchase agreements averaged $8,781,000 for the six-month period ended June 30, 2002. This compares to $10,257,000 for the six-month period ended June 30, 2001.

Borrowings from the Federal Home Loan Bank totaled $22,000,000 at June 30, 2002 compared to $16,000,000 at December 31, 2001. The additional borrowings will be used to fund anticipated loan growth throughout the remainder of 2002 and were drawn at a time when the rate environment for such borrowings was considered advantageous for future planning purposes.

Capital expenditures for premises and equipment totaled $145,000 for the six-month period ended June 30, 2002. This compares to $198,000 for the same period in 2001.

BRANCH EXPANSION

A branch office located inside Bassett's Supermarket at 3994 East Harbor Road, Port Clinton, Ohio officially opened for business on June 24, 2002. The office is currently staffed with a Sales Manager, Service Manager, and two customer service associates.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          CROGHAN BANCSHARES, INC
                      -------------------------------
                                Registrant


Date:   July 23, 2002                               /s/ Steven C. Futrell
                                                  -----------------------------
                                                   Steven C. Futrell, President



Date:   July 23, 2002                              /s/ Allan E. Mehlow
                                                  -----------------------------
                                                   Allan E. Mehlow, Treasurer