Form 10-Q
period 2002-09-30
CROGHAN BANCSHARES INC
filed 2002-10-23
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 2002


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]






     1,906,097 Common shares were outstanding as of September 30, 2002.



This document contains 17 pages.

                            CROGHAN BANCSHARES, INC.
                                      Index

PART I.                                                                                    Page(s)

   Item 1.  Financial Statements                                                            3 -  7
   Item 2.  Management's Discussion and Analysis                                            8 - 12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        12
   Item 4.  Controls and Procedures                                                           12


PART II.

   Item 1.  Legal Proceedings - None
   Item 2.  Changes in Securities and Use of Proceeds - None
   Item 3.  Defaults Upon Senior Securities - None
   Item 4.  Submission of Matters to a Vote of Security Holders - None
   Item 5.  Other Information - None
   Item 6.  Exhibits and Reports on Form 8-K:
               (a) Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as        16
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                   Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as        17
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (b) Form 8-K dated July 17, 2002 was filed on July 17, 2002 announcing a stock repurchase program to commence on
                   August 1, 2002.


Signatures                                                                                    13

Certifications by the President and CEO                                                       14

Certifications by the Treasurer                                                               15

                            CROGHAN BANCSHARES, INC.
                    Consolidated Balance Sheets (Unaudited)

                                                                                               September 30,       December 31,
                            ASSETS                                                                 2002                 2001
                                                                                         (Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
        Cash and due from banks                                                               $     13,120       $     13,649
        Federal funds sold                                                                           6,760              7,700
                                                                                              ------------       ------------
                            Total cash and cash equivalents                                         19,880             21,349
                                                                                              ------------       ------------
SECURITIES
        Available-for sale, at fair value                                                           59,728             45,840
        Held-to-maturity, at amortized cost, fair value of $6,004 in 2002
            and $5,802 in 2001                                                                       5,866              5,724
                                                                                              ------------       ------------
                            Total securities                                                        65,594             51,564
                                                                                              ------------       ------------

LOANS                                                                                              283,014            278,366
        Less:  Allowance for loan losses                                                             3,633              3,346
                                                                                              ------------       ------------
                            Net loans                                                              279,381            275,020
                                                                                              ------------       ------------

Premises and equipment, net                                                                          5,767              6,133
Accrued interest receivable                                                                          2,456              2,270
Goodwill                                                                                             6,113              6,113
Other assets                                                                                         4,165              4,059
                                                                                              ------------       ------------
TOTAL ASSETS                                                                                  $    383,356       $    366,508
                                                                                              ============       ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
        Deposits:
           Demand, non-interest bearing                                                       $     36,005       $     38,453
           Savings, NOW and Money Market deposits                                                  128,359            122,651
           Time                                                                                    138,293            133,899
                                                                                              ------------       ------------
                            Total deposits                                                         302,657            295,003

        Federal funds purchased and securities sold under repurchase agreements                      8,440             12,721
        Federal Home Loan Bank borrowings                                                           26,500             16,000
        Dividends payable                                                                              476                421
        Other liabilities                                                                            2,560              2,411
                                                                                              ------------       ------------
                            Total liabilities                                                      340,633            326,556
                                                                                              ------------       ------------

STOCKHOLDERS' EQUITY
        Common stock, $12.50 par value.  Authorized 3,000,000 shares;
            issued 1,914,109 shares                                                                 23,926             23,926
        Surplus                                                                                        117                117
        Retained earnings                                                                           17,867             15,509
        Accumulated other comprehensive income (loss)                                                1,022                400
        Treasury stock, 8,012 shares at cost                                                          (209)              --
                                                                                              ------------       ------------
                            Total stockholders' equity                                              42,723             39,952
                                                                                              ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $    383,356       $    366,508
                                                                                              ============       ============

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                                           Three months ended
                                                                                                              September 30
                                                                                                         2002              2001
                                                                                                        (Dollars in thousands,
                                                                                                        except per share data)
INTEREST AND DIVIDEND INCOME
        Loans, including fees                                                                       $      5,384       $      5,731
        Securities:
           U.S. Treasury                                                                                      11                 45
           Obligations of U.S. Government agencies and corporations                                          462                441
           Obligations of states and political subdivisions                                                  125                135
           Other                                                                                              76                 86
        Federal funds sold                                                                                    27                 52
                                                                                                    ------------       ------------
                            Total interest and dividend income                                             6,085              6,490
                                                                                                    ------------       ------------

INTEREST EXPENSE
        Deposits                                                                                           1,735              2,405
        Other borrowings                                                                                     392                313
                                                                                                    ------------       ------------
                            Total interest expense                                                         2,127              2,718
                                                                                                    ------------       ------------

                            Net interest income                                                            3,958              3,772

PROVISION FOR LOAN LOSSES                                                                                    180                180
                                                                                                    ------------       ------------
                            Net interest income, after provision for loan losses                           3,778              3,592
                                                                                                    ------------       ------------

NON-INTEREST INCOME
        Trust income                                                                                         131                133
        Service charges on deposit accounts                                                                  316                238
        Gain (loss) on sale of securities                                                                   --                   41
        Other                                                                                                325                296
                                                                                                    ------------       ------------
                            Total non-interest income                                                        772                708
                                                                                                    ------------       ------------

NON-INTEREST EXPENSES
        Salaries, wages and employee benefits                                                              1,405              1,518
        Occupancy of premises                                                                                159                158
        Amortization of goodwill                                                                            --                  160
        Other operating                                                                                    1,124                875
                                                                                                    ------------       ------------
                            Total non-interest expenses                                                    2,688              2,711
                                                                                                    ------------       ------------
                            Income before federal income taxes                                             1,862              1,589
FEDERAL INCOME TAXES                                                                                         584                541
                                                                                                    ------------       ------------
NET INCOME                                                                                          $      1,278       $      1,048
                                                                                                    ============       ============

        Net income per share, based on 1,906,582 shares in 2002 and 1,913,601 shares in 2001        $       0.67       $       0.55
                                                                                                    ============       ============
        Dividends declared, based on 1,906,097 shares in 2002 and 1,913,711 shares in 2001          $       0.25       $       0.22
                                                                                                    ============       ============

COMPREHENSIVE INCOME                                                                                $      1,591       $      1,362
                                                                                                    ============       ============

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                                            Nine months ended
                                                                                                               September 30
                                                                                                       2002                 2001
                                                                                                        (Dollars in thousands,
                                                                                                        except per share data)
INTEREST AND DIVIDEND INCOME
        Loans, including fees                                                                     $     16,024        $     17,075
        Securities:
           U.S. Treasury                                                                                    31                 323
           Obligations of U.S. Government agencies and corporations                                      1,425               1,259
           Obligations of states and political subdivisions                                                374                 419
           Other                                                                                           224                 249
        Federal funds sold                                                                                  79                 218
                                                                                                  ------------        ------------
                            Total interest and dividend income                                          18,157              19,543
                                                                                                  ------------        ------------

INTEREST EXPENSE
        Deposits                                                                                         5,260               7,434
        Other borrowings                                                                                 1,044                 964
                                                                                                  ------------        ------------
                            Total interest expense                                                       6,304               8,398
                                                                                                  ------------        ------------

                            Net interest income                                                         11,853              11,145

PROVISION FOR LOAN LOSSES                                                                                  580                 420
                                                                                                  ------------        ------------
                            Net interest income, after provision for loan losses                        11,273              10,725
                                                                                                  ------------        ------------

NON-INTEREST INCOME
        Trust income                                                                                       395                 389
        Service charges on deposit accounts                                                                838                 694
        Gain (loss) on sale of securities                                                                 --                    41
        Other                                                                                              729                 688
                                                                                                  ------------        ------------
                            Total non-interest income                                                    1,962               1,812
                                                                                                  ------------        ------------

NON-INTEREST EXPENSES
        Salaries, wages and employee benefits                                                            4,221               4,610
        Occupancy of premises                                                                              469                 483
        Amortization of goodwill                                                                          --                   479
        Other operating                                                                                  3,086               2,694
                                                                                                  ------------        ------------
                            Total non-interest expenses                                                  7,776               8,266
                                                                                                  ------------        ------------
                            Income before federal income taxes                                           5,459               4,271
FEDERAL INCOME TAXES                                                                                     1,708               1,452
                                                                                                  ------------        ------------
NET INCOME                                                                                        $      3,751        $      2,819
                                                                                                  ============        ============

        Net income per share, based on 1,909,315 shares in 2002 and 1,913,189 shares in 2001      $       1.96        $       1.47
                                                                                                  ============        ============
        Dividends declared, based on 1,906,097 shares in 2002 and 1,913,711 shares in 2001        $       0.73        $       0.65
                                                                                                  ============        ============

COMPREHENSIVE INCOME                                                                              $      4,373        $      3,430
                                                                                                  ============        ============

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                                            Nine months ended
                                                                                                               September 30
                                                                                                        2002                2001
                                                                                                        (Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES                                                            $      4,957       $      4,859
                                                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of securities:
                     Available-for-sale                                                                 (23,693)           (25,335)
                     Held-to-maturity                                                                      (599)              (514)
        Proceeds from maturities of securities                                                           10,729             28,079
        Proceeds from sales of available-for-sale securities                                               --                5,041
        Net decrease (increase) in loans                                                                 (4,941)           (18,736)
        Additions to premises and equipment                                                                (231)              (217)
                                                                                                   ------------       ------------
                                    Net cash from investing activities                                  (18,735)           (11,682)
                                                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net change in deposits                                                                            7,654              1,956
        Net change in federal funds purchased and securities sold under repurchase agreements            (4,281)            (1,062)
        Net change in Federal Home Loan Bank borrowings                                                  10,500              7,000
        Proceeds from issuance of common stock                                                               25                 27
        Cash dividends paid                                                                              (1,337)            (1,224)
        Purchase of treasury stock                                                                         (235)              --
        Payment of deferred compensation                                                                    (17)              --
                                                                                                   ------------       ------------
                                     Net cash from financing activities                                  12,309              6,697
                                                                                                   ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                  (1,469)              (126)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                         21,349             13,054
                                                                                                   ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $     19,880       $     12,928
                                                                                                   ============       ============

SUPPLEMENTAL DISCLOSURES
           Cash paid during the year for:
                     Interest                                                                      $      6,381       $      8,162
                                                                                                   ============       ============
                     Federal income taxes                                                          $      1,825       $        985
                                                                                                   ============       ============

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


(1)  Consolidated Financial Statements

         The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

(2)  New Accounting Pronouncement

         Effective January 1, 2002, the Corporation adopted the provisions of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142). As a result of the adoption of Statement 142, the amortization of goodwill ceased. This resulted in an increase in net income for the quarter ended September 30, 2002 of $160,000 and an increase in net income for the nine-month period ended September 30, 2002 of $479,000. After the January 1, 2002 initial impairment test, goodwill is subject to an annual impairment test. Based on the results of independent valuations performed as of January 1, 2002 and July 1, 2002, there is no impairment in the fair value of goodwill.

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

PERFORMANCE SUMMARY

Assets at September 30, 2002 totaled $383,356,000 compared to $366,508,000 at 2001 year end with the most significant increase occurring in total securities which grew to $65,594,000 at September 30, 2002 compared to $51,564,000 at year end. Total loans increased to $283,014,000 from $278,366,000 at year end and total deposits increased to $302,657,000 from $295,003,000 at year end.

Net income for the quarter ended September 30, 2002 was $1,278,000 or $.67 per common share compared to $1,048,000 or $.55 per common share for the same period in 2001. Net income for the nine-month period ended September 30, 2002 was $3,751,000 or $1.96 per common share compared to $2,819,000 or $1.47 per common share for the same period in 2001. Operating results for 2002 have been positively impacted by an increase in net interest income, improvement in non-interest income, and the elimination of goodwill amortization.

DEPOSITS, LOANS, SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at September 30, 2002 increased by $7,654,000 or 2.6 percent from 2001 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) increased $3,260,000 while the time deposit category increased $4,394,000. Even though Croghan continues to experience active competition for core deposits from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms), Croghan has also benefited from the recent weakness in the stock market as investors appear to have opted for the safety of FDIC-insured bank deposit products.

Total loans increased $4,648,000 or 1.7 percent from 2001 year end. Much of the increase is concentrated in the nonresidential and residential real estate portfolios. Total securities increased by $14,030,000 or 27.2 percent from 2001 year end. Given the rather soft loan demand coupled with an inflow of deposits and borrowings from the Federal Home Loan Bank, available funds have been directed into investment securities.

Stockholders' equity at September 30, 2002 increased to $42,723,000 or $22.41 book value per common share compared to $39,952,000 or $20.87 book value per common share at December 31, 2001. The balance in stockholders' equity at September 30, 2002 included accumulated other comprehensive income consisting of net unrealized gains on securities classified as available-for-sale. At September 30, 2002, Croghan held $59,728,000 in available-for-sale securities with an unrealized gain of $1,022,000, net of income taxes. This compares to 2001 year-end holdings of $45,840,000 with an unrealized gain of $400,000, net of income taxes.

Beginning on February 1, 2002, Croghan instituted a stock buy-back program. This program was subsequently extended for another six-month period commencing August 1, 2002. Through the first nine months of 2002, a total of 9,000 shares have been repurchased as treasury shares. The 8,012 treasury shares held as of September 30, 2002 are reported at their acquired cost of $209,000. Consistent with the Corporation's quarterly dividend policy, a cash dividend of $.25 per share was declared on September 10, 2002 payable on October 31, 2002.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $186,000 for the quarter ended September 30, 2002 compared to the same period in 2001, and increased $708,000 for the nine-month period ended September 30, 2002 compared to the same period in 2001. The net interest yield (net interest income divided by average earning assets) was 4.47 percent for the quarter ended September 30, 2002 compared to 4.63 percent for the quarter ended September 30, 2001, and was 4.56 percent for the nine-month period ended September 30, 2002 compared to 4.64 percent for the same period in 2001. Downward pressure on net interest yield is anticipated to continue throughout the remainder of 2002.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

                                                      Nine Months Ended       Twelve Months Ended
                                                      September 30, 2002        December 31, 2001
                                                                (Dollars in thousands)

Provision for loan losses charged to expense                $  580                  $  695
Net loan charge-offs                                           293                     591
Net loan charge-offs as a percent of
   average outstanding loans                                   .10%                    .22%
Nonaccrual loans                                            $2,382                  $2,241
Loans contractually past due 90 days or more                 1,482                     771
Restructured loans                                            --                      --
Potential problem loans, other than those
   past due 90 days or more, nonaccrual,
   or restructured                                           7,829                   5,949
Allowance for loan losses                                    3,633                   3,346
Allowance for loan losses as a percent
    of period-end loans                                       1.28%                   1.20%


The provision for loan losses for the first nine months of 2002 totaled $580,000 compared to $420,000 for the same period in 2001. Actual net loan charge offs were $293,000 for the first nine months of 2002 compared to $305,000 during the same period in 2001. The higher provision in 2002 was a result of continued uncertainty in the local and national economies and trends within the loan portfolio.

Nonaccrual loans increased to $2,382,000 at September 30, 2002 compared to $2,241,000 at December 31, 2001, with loans contractually past due 90 days or more increasing to $1,482,000 at September 30, 2002 from $771,000 at December 31, 2001 and potential problem loans increasing to $7,829,000 at September 30, 2002 from $5,949,000 at December 31, 2001. The 2002 nonaccrual amount includes one nonresidential real estate loan of $794,000 and the 2002 potential problem loan total includes one nonresidential real estate loan of $3,254,000. Both loans are collateralized by commercial real estate with appraised values well in excess of the loan amounts. Additionally, the potential problem loan is not currently past due and, since origination, has never been more than 10 days past due. All of the above-noted asset quality trends will continue to be monitored throughout 2002 to ensure adequate provisions are made in a timely manner.

It is the Corporation's policy to maintain the allowance for loan losses at a level to provide for reasonably foreseeable losses. To accomplish this objective, a loan review process is conducted by an outside consulting firm, which is designed to facilitate the early identification of problem loans and to help ensure sound credit decisions. Management considers the allowance at September 30, 2002 to be adequate to provide for losses inherent in the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $64,000 or 9.0 percent for the quarter ended September 30, 2002 compared to the same period in 2001, and increased $150,000 or 8.3 percent for the nine-month period ended September 30, 2002 compared to the same period in 2001. Trust department fee income decreased $2,000 between comparable quarterly periods and increased $6,000 between comparable nine-month periods.

Service charges on deposit accounts increased $78,000 or 32.8 percent between comparable quarterly periods and $144,000 or 20.7 percent between comparable nine-month periods. Other operating income increased $29,000 or 9.8 percent between comparable quarterly periods and increased $41,000 or 6.0 percent between comparable nine-month periods.

NON-INTEREST EXPENSES

Total non-interest expenses decreased $23,000 or 0.8 percent for the quarter ended September 30, 2002 compared to the same period in 2001, and decreased $490,000 or 5.9 percent for the nine-month period ended September 30, 2002 compared to the same period in 2001. Salaries, wages and employee benefits decreased $113,000 between comparable quarterly periods and $389,000 between comparable nine-month periods reflecting, in part, the 10% reduction in full-time equivalent employees that occurred in November 2001.

The occupancy expense of premises increased $1,000 between comparable quarterly periods and decreased $14,000 between comparable nine-month periods. Other operating expenses increased $249,000 or 28.5 percent between comparable quarterly periods and $392,000 or 14.6 percent between comparable nine-month periods. Included in other operating expenses for the third quarter of 2002 is $159,000 relating to the write-down in book value of the Union Square facility in Bellevue. A portion of the facility will be demolished in late-2002 or early-2003 to make way for a new drive-up facility and an expanded parking area.

On January 1, 2002, Croghan adopted the provisions of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets". Under the provisions of Statement 142, goodwill, resulting from the 1996 acquisition of Union Bancshares, Inc., is now tested on an annual basis for impairment and no longer amortized. The most recent testing occurred on July 1, 2002 and indicated there was no impairment. Accordingly, there was no goodwill amortization for either the quarter or nine-month period ended September 30, 2002 as compared to $160,000 in the comparable quarter in 2001 and $479,000 in the comparable nine-month period in 2001.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $43,000 or 7.9 percent between comparable quarterly periods and $256,000 or 17.6 percent between comparable nine-month periods. The Corporation's effective tax rate for the nine-month period ended September 30, 2002 was 31.3 percent compared to 34.0 percent for the same period in 2001. The lower effective tax rate in 2002 is primarily the result of the elimination of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

An average federal funds sold position of $6,250,000 was maintained for the nine-month period ended September 30, 2002. This compares to $6,280,000 for the nine-month period ended September 30, 2001.

Short-term borrowings of federal funds purchased and repurchase agreements averaged $9,282,000 for the nine-month period ended September 30, 2002. This compares to $10,141,000 for the nine-month period ended September 30, 2001.

Borrowings from the Federal Home Loan Bank totaled $26,500,000 at September 30, 2002 compared to $16,000,000 at December 31, 2001. The additional borrowings will be used to fund anticipated loan growth throughout the remainder of 2002 and into 2003. These funds were drawn at a time when the rate environment for such borrowings was considered advantageous for future planning purposes. Much of these borrowings have been temporarily invested in the securities portfolio as previously noted.

Capital expenditures for premises and equipment totaled $231,000 for the nine-month period ended September 30, 2002. This compares to $217,000 for the same period in 2001.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in the December 31, 2001 Form 10-K.

                             CONTROLS AND PROCEDURES

(a) Croghan's chief executive officer and its treasurer are charged with making an evaluation of Croghan's disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. Croghan's chief executive officer and treasurer have concluded, based upon their evaluation of these controls and procedures as of September 30, 2002, that Croghan's disclosure controls and procedures are effective.

(b) There have been no significant changes in Croghan's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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





                             CROGHAN BANCSHARES, INC
                         -------------------------------
                                   Registrant


Date:   October 23, 2002                /s/ Steven C. Futrell
                                       -----------------------------------------
                                       Steven C. Futrell, President & CEO



Date:   October 23, 2002                /s/ Allan E. Mehlow
                                       -----------------------------------------
                                       Allan E. Mehlow, Treasurer

                                 CERTIFICATIONS

         I, Steven C. Futrell, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Croghan
         Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     October 23, 2002                /s/ Steven C. Futrell
                                          --------------------------------------
                                          Steven C. Futrell, President & CEO

                                 CERTIFICATIONS

         I, Allan E. Mehlow, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Croghan
         Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      October 23, 2002                 /s/ Allan E. Mehlow
                                           -------------------------------------
                                           Allan E. Mehlow, Treasurer