Form 10-K
period 2002-12-31
CROGHAN BANCSHARES INC
filed 2003-03-25
CIK 887149

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the common stock, par value $12.50 per share, held by non-affiliates as of June 30, 2002, based on the closing price quoted on the OTC Bulletin Board, was $46,303,328.

The number of shares outstanding for the registrant's sole class of common equity as of January 31, 2003 was 1,900,958 shares of common stock, par value $12.50 per share.

This document contains 86 pages. The Exhibit Index is on pages 25 and 26 and also immediately preceding the filed exhibits on page 30.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the fiscal year ended December 31, 2002 - PART II of Form 10-K.

Portions of Proxy Statement dated April 4, 2003 for the 2003 Annual Meeting of Shareholders - PART III of Form 10-K.

                                      INDEX

Part I

         Item 1.  Description of Business                                              4 - 20
         Item 2.  Properties                                                             21
         Item 3.  Legal Proceedings                                                      21
         Item 4.  Submission of Matters to a Vote of Security Holders                    21


Part II

         Item 5.  Market for Registrant's Common Equity and Related                      22
                              Stockholder Matters
         Item 6.  Selected Financial Data                                                22
         Item 7.  Management's Discussion and Analysis                                   22
                    of Financial Condition and Results of Operations
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk             22
         Item 8.  Financial Statements and Supplementary Data                            23
         Item 9.  Changes in and Disagreements with Accountants on                       23
                       Accounting and Financial Disclosure

Part III

         Item 10. Directors and Executive Officers of the Registrant                     24
         Item 11. Executive Compensation                                                 24
         Item 12. Security Ownership of Certain Beneficial Owners                        24
                    and Management
         Item 13. Certain Relationships and Related Transactions                         24
         Item 14. Controls and Procedures                                                24

Part IV

         Item 15.          Exhibits, Financial Statement Schedules, and Reports       25 - 26
                              on Form 8-K
Signatures                                                                               27

Certifications by the President and CEO                                                  28

Certifications by the Treasurer                                                          29


                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

                                     GENERAL

Croghan Bancshares, Inc. (the "Corporation"), was organized under the laws of the State of Ohio on September 27, 1983, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). As the result of a reorganization effective in 1984, the Corporation acquired all of the voting shares of The Croghan Colonial Bank (the "Bank"), an Ohio chartered bank organized in 1888. The Bank is the only subsidiary of the Corporation and substantially all of the Corporation's operations are conducted through the Bank. The principal offices of both the Corporation and the Bank are located at 323 Croghan Street, Fremont, Ohio. The Bank operates nine Ohio branch offices: two in Bellevue, one in Clyde, three in Fremont, one in Green Springs, one in Monroeville, and one in Port Clinton.

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

Interest and fees on loans are the Bank's primary sources of income. The Bank's principal expense is interest paid on deposit accounts and borrowed funds. Operating results are dependent to a significant degree on the "net interest income" of the Bank, which is the difference between the interest income derived from its interest-earning assets, such as loans and securities, and the interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. Interest income and interest expense are significantly affected by general economic conditions and the policies of various regulatory authorities. See "Effects of Government Monetary Policy".

The Corporation's only sources of funds are dividends and interest paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. See "Dividend Restrictions".

As a bank holding company, the Corporation is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The deposits of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") and, therefore, the Bank is subject to regulation, supervision, and examination by the FDIC. As a bank incorporated under the laws of the State of Ohio, the Bank also is subject to regulation, supervision, and examination by the Division of Financial Institutions of the Ohio Department of Commerce (the "Division"). See "Regulation and Supervision" and "Regulatory Capital Requirements".

Because the Corporation's activities have been limited primarily to holding the shares of common stock in the Bank, the following discussion of operations focuses primarily on the business of the Bank. The following discussion encompasses only domestic operations since neither the Corporation nor the Bank have any foreign operations or foreign loans.

                           FORWARD-LOOKING STATEMENTS

In addition to the historical financial information included herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances and the Corporation's operations and actual results could differ significantly from those discussed in such forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and the Corporation's general market area. See Exhibit 99.1 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

                               LENDING ACTIVITIES

GENERAL. As a commercial bank, the Bank makes a wide variety of different types of loans. Among the Bank's lending activities are the origination of commercial, financial and agricultural loans, which may be secured by various assets of the borrower or unsecured; loans secured by mortgages on residential and nonresidential real estate; construction loans secured by mortgages on the underlying property; consumer loans which may be on an unsecured basis or secured by automobiles or other assets of the borrower; and credit card loans which are typically unsecured.

The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:

                                                                               December 31,
                                              -------------------------------------------------------------------------------
                                                        2002             2001          2000            1999            1998
                                                                              (Dollars in thousands)
Type of Loan: (1)
    Commercial, financial and agricultural(2)        $ 35,913        $ 32,648         $ 31,040       $ 31,057        $ 32,161
    Real estate - mortgage                            200,373         184,533          173,447        155,615         155,431
    Real estate - construction                          7,514          10,762              960            506             903
    Consumer                                           41,315          47,831           50,714         49,682          48,327
    Credit card and other                               2,836           2,592            2,694          2,549           2,537
                                                     --------        --------         --------       --------        --------
                                                     $287,951        $278,366         $258,855       $239,409        $239,359
                                                     ========        ========         ========       ========        ========

----------

(1)      The Bank made no foreign loans in 2002, 2001, 2000, 1999, or 1998.

(2) Lease financing receivables, included in commercial, financial and agricultural, were $1,213,000 in 2002, $1,176,000 in 2001, $221,000 in
         2000, $290,000 in 1999, and $128,000 in 1998.

LOAN MATURITY SCHEDULE. The following table sets forth certain information, as of December 31, 2002, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges after 2002:

                                                                Maturing
                                           ---------------------------------------------------
                                                          After one
                                              Within      but within     After
                                             one year     five years   five years       Total
                                           ---------------------------------------------------
                                                           (Dollars in thousands)
Commercial, financial and agricultural       $ 3,059       $11,375       $21,479       $35,913
Real estate - construction                     4,175           755         2,584         7,514
                                             -------       -------       -------       -------
     Total                                   $ 7,234       $12,130       $24,063       $43,427
                                             =======       =======       =======       =======

                                                         Interest
                                                        Sensitivity
                                                    ------------------
                                                     Fixed   Variable
                                                      Rate     Rate

                                                  (Dollars in thousands)

Due after one but within five years                  $3,437   $ 8,693
Due after five years                                  4,507    19,556
                                                     ------   -------
                                                     $7,944   $28,249
                                                     ======   =======

The above maturity information is based on the contract terms at December 31, 2002, and does not include any possible "rollover" at maturity date. In the normal course of business, the Bank considers and acts upon the borrower's request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower's credit history, the collateral securing the loan, and the purpose for such request.

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

At December 31, 2002, the Bank had $35,913,000, or 12.5% of total loans, invested in commercial, financial and agricultural loans, $171,000 of which was non-performing (i.e., those loans in nonaccrual status or past due 90 days or more).

REAL ESTATE - MORTGAGE LOANS. The Bank makes nonresidential real estate loans secured by first mortgages and/or junior mortgages on nonresidential real estate, including retail stores, office buildings, warehouses and apartment buildings, and residential real estate loans secured by first mortgages on one-to-four family residences, with a majority being single-family residences.

The Bank's nonresidential real estate loans generally have final maturities of between 10 and 20 years and are typically made with adjustable interest rates ("ARMs"). Interest rates on the ARMs adjust either daily, annually, every three years, or every five years based upon the national prime or U.S. Treasury Note rates in effect at the time of the applicable rate change. Such loans typically do not contain periodic rate adjustment caps or lifetime rate caps.

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

At December 31, 2002, the Bank had a total of $85,282,000, or 29.6% of total loans, invested in nonresidential real estate loans, a majority of which were secured by properties located in the Northwestern Ohio area. At December 31, 2002, the Bank had $1,263,000 of non-performing loans of this type.

The Bank's residential real estate loans are either of a fixed-rate nature or with adjustable interest rates. Interest rates on ARMs adjust either every six months or every five years based upon the national prime rate in effect at the time of the applicable rate change. The six-month ARMs typically have periodic adjustment caps of .5% and lifetime caps of 5%. The five-year ARMs typically have periodic adjustment caps of 2% and lifetime caps of 5%. The maximum amortization period for such loans is 30 years, although a 20-year term is the most common. The Bank does not engage in the practice of deeply discounting the initial rates on such loans, nor does the Bank engage in the practice of putting payment caps on loans which could lead to negative amortization. In addition to a fixed-rate loan program, where the loan is retained and serviced by the Bank, loans are also originated on behalf of a national provider of residential mortgage loan products. The provider pays a commission to the Bank at the time of closing and then typically sells such loans in the secondary market (e.g., to Freddie Mac or Fannie Mae) while retaining the servicing and related support functions (e.g., tax reporting and escrow accounting). The establishment of this arrangement allows the Bank to maintain its customer relationships by providing very competitive residential real estate loan offerings, while at the same time eliminating the risks associated with long-term fixed-rate mortgage loan financing.

The Bank limits the amount of each residential real estate loan in relationship to the appraised value of the real estate and improvements at the time of origination of a residential real estate loan. The maximum loan-to-value ratio (the "LTV") on residential real estate loans made by the Bank is 90%, subject to certain exceptions.

The aggregate amount of the Bank's residential real estate loans equaled $115,091,000 at December 31, 2002, and represented 40.0% of total loans at such date. At December 31, 2002, the Bank had $1,972,000 of non-performing loans of this type.

REAL ESTATE - CONSTRUCTION LOANS. The Bank makes construction loans to finance land development prior to erecting new structures and the construction of new buildings or additions to existing buildings. During the construction period, these loans are structured with either fixed rates or adjustable rates of interest tied to changes in the national prime interest rate. Many of the construction loans originated by the Bank are made to owner-occupants for the construction of single-family homes. Other loans are made to builders and developers for various projects, including the construction of homes and other buildings that have not been pre-sold, and the preparation of land for site and project development.

Construction loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developed properties due to the effects of general economic conditions on real estate developments, developers, managers, and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to accurately evaluate the LTVs and the total loan funds required to complete a project. In the event that a default or foreclosure on a construction or land development loan occurs, the Bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2002, a total of $7,514,000, or 2.6% of the Bank's total loans, consisted of construction loans, with no such loans in the non-performing category.

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

Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage or depreciation, and the remaining deficiency may not warrant further collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness, or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans. At December 31, 2002, the Bank had $41,315,000, or 14.3% of total loans, invested in consumer loans, $186,000 of which were non-performing.

CREDIT CARD AND OTHER LOANS. Credit card and other loans are made to individuals for personal expenditures and principally arise from bank credit cards. Such loans generally pose the most risk as they are most frequently unsecured. At December 31, 2002, the Bank had $2,836,000, or 1.0% of total loans, invested in credit card and other loans, $34,000 of which were non-performing.

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

When either a residential or nonresidential real estate loan application is approved, a lawyer's opinion of title or title insurance is obtained with respect to the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the Bank as an insured mortgagee.

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

The following table presents information concerning the amount of loans which contain certain risk elements at the dates indicated:

                                                                                    December 31,
                                                       -----------------------------------------------------------------------
                                                            2002           2001          2000          1999           1998
                                                                               (Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)                 $ 2,137       $ 2,241        $  628        $   392        $  315

Loans contractually past due 90 days or more as to              1,489           771         1,144          2,144         1,086
principal or interest payments (2)

Loans whose terms have been renegotiated to provide                 0             0             0              0             0
a reduction or deferral of interest or principal
because of a deterioration in the financial position
of the borrower (3)

----------

(1) The amount of interest income that would have been recorded had all nonaccrual and renegotiated (of the type specified above) loans been current in accordance with their terms approximated $213,000 in 2002, $185,000 in 2001, $76,000 in 2000, $50,000 in 1999, and $48,000 in
         1998. Actual interest included in income on these loans amounted to approximately $40,000 in 2002, $95,000 in 2001, $24,000 in 2000,
         $16,000 in 1999, and $25,000 in 1998.

(2)      Excludes loans accounted for on a nonaccrual basis.

(3) Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.


In addition to the loan amounts identified in the preceding table, there were approximately $7,791,000 of potential problem loans at December 31, 2002, none of which relate to any concentrated risk elements common to all the loans. While these loans are all currently performing, management has some doubt about the ability of the borrowers to continue to comply with all of their present loan repayment terms. As of December 31, 2002, there was no concentration of loans that exceeded 10% of total loans.

ALLOWANCE FOR LOAN LOSSES. The Bank maintains an allowance for loan losses to provide for loans that might not be repaid. At December 31, 2002, the Bank's allowance for loan losses totaled $3,689,000.

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

Monthly provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for potential losses within the portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. See Exhibit 99.1 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference. The regulatory agencies that periodically review the Bank's allowance for loan losses may also require additions to the allowance or the charge-off of specific loans based upon the information available to them at the time of their examinations.

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for loan losses for such years:

                                                                             December 31,
                                                  ---------------------------------------------------------------------
                                                    2002           2001            2000           1999           1998
                                                                          (Dollars in thousands)
Daily average amount of loans                     $ 280,045      $ 268,679      $ 245,938      $ 233,580      $ 232,977
                                                  =========      =========      =========      =========      =========
Allowance for loan losses at beginning of year    $   3,346      $   3,242      $   3,196      $   3,418      $   3,518
                                                  ---------      ---------      ---------      ---------      ---------
Loan charge-offs:
   Commercial, financial and agricultural                (3)           (46)           (39)           (35)            (6)
   Real estate - mortgage                               (18)          (170)          (112)          (165)           (58)
   Real estate - construction                          --             --             --             --             --
   Consumer                                            (574)          (557)          (559)          (412)          (389)
   Credit card and other                                (37)           (56)           (36)           (18)           (22)
                                                  ---------      ---------      ---------      ---------      ---------
                                                       (632)          (829)          (746)          (630)          (475)
                                                  ---------      ---------      ---------      ---------      ---------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural                22             43             24             27             15
   Real estate - mortgage                                 3             22             64           --               15
   Real estate - construction                          --             --             --             --             --
   Consumer                                             211            159            265            131            101
   Credit card and other                                  9             14              4             10              4
                                                  ---------      ---------      ---------      ---------      ---------
                                                        245            238            357            168            135
                                                  ---------      ---------      ---------      ---------      ---------
Net charge-offs (1)                                    (387)          (591)          (389)          (462)          (340)
                                                  ---------      ---------      ---------      ---------      ---------
Additions to allowance charged to expense               730            695            435            240            240
                                                  ---------      ---------      ---------      ---------      ---------
Allowance for loan losses at end of year          $   3,689      $   3,346      $   3,242      $   3,196      $   3,418
                                                  =========      =========      =========      =========      =========
Allowance for loan losses as a percent of
year-end loans                                         1.28%          1.20%          1.25%          1.33%          1.43%
                                                  =========      =========      =========      =========      =========
Ratio of net charge-offs during the year to
average loans outstanding                               .14%           .22%           .16%           .20%           .15%
                                                  =========      =========      =========      =========      =========

------------

(1) The amount of charge-offs and recoveries fluctuates from year to year due to factors relating to the condition of the general economy and specific business segments. The 1998 charge-offs included one real estate-mortgage loan write-off of $58,000. The 1999 charge-offs included five real estate mortgage loan write-offs amounting to $165,000. The 2000 charge-offs and recoveries did not include any significant individual amounts, with the largest charge-off totaling $36,000 and the largest recovery totaling $30,000. The 2001 charge-offs included one real estate-mortgage loan write-off of $109,000. The 2002 charge-offs and recoveries did not include any significant individual amounts, with the largest charge-off totaling $24,000 and the largest recovery totaling $13,000.

The following table allocates the allowance for loan losses for the periods indicated to each loan category. The allowance has been allocated to the categories of loans noted according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred based on specific credit analyses:

                                                         December 31, 2002                             December 31, 2001
                                                   ------------------------------                ----------------------------
                                                                       Percentage                                 Percentage
                                                                      of loans to                                of loans to
                                                       Allowance      total loans                Allowance        total loans
                                                        (Dollars in thousands)                    (Dollars in thousands)
Commercial, financial and agricultural                    $  859            12.5%                   $  483              11.7%
Real estate - mortgage                                     1,454            69.6%                    1,368              66.3%
Real estate - construction                                    22             2.6%                        -               3.9%
Consumer                                                   1,244            14.3%                    1,418              17.2%
Credit card and other                                        110             1.0%                       77                .9%
                                                          ------           -----                    ------             -----
                                                          $3,689           100.0%                   $3,346             100.0%
                                                          ======           =====                    ======             =====

                                                           December 31, 2000                          December 31, 1999
                                                     ----------------------------                -----------------------------
                                                                       Percentage                                 Percentage
                                                                      of loans to                                 of loans to
                                                       Allowance      total loans                Allowance        total loans
                                                         (Dollars in thousands)                     (Dollars in thousands)
Commercial, financial and agricultural                    $  448            12.0%                   $  528              13.0%
Real estate - mortgage                                     1,252            67.0%                    1,319              65.0%
Real estate - construction                                     -              .4%                        -                .2%
Consumer                                                   1,464            19.6%                    1,260              20.7%
Credit card and other                                         78             1.0%                       89               1.1%
                                                          ------           -----                    ------             -----
                                                          $3,242           100.0%                   $3,196             100.0%
                                                          ======           =====                    ======             =====


                                                 December 31, 1998
                                            ---------------------------
                                                             Percentage
                                                            of loans to
                                             Allowance      total loans
                                                (Dollars in thousands)
Commercial, financial and agricultural          $  585            13.4%
Real estate - mortgage                           1,415            64.9%
Real estate - construction                           -              .4%
Consumer                                         1,322            20.2%
Credit card and other                               96             1.1%
                                                ------           ------
                                                $3,418           100.0%
                                                ======           ======


The Bank increased its allowance for loan losses from $3,346,000 at December 31, 2001, to $3,689,000 at December 31, 2002. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. See Exhibit 99.1 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

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

The following table sets forth the carrying amount of securities, which are presented on the basis of Statement of Financial Accounting Standards No. 115, at December 31, 2002, 2001, and 2000:

                                                                                                December 31,
                                                                               -----------------------------------------------
                                                                                 2002                2001               2000
                                                                                            (Dollars in thousands)
U.S. Treasury securities and obligations of U.S.                                $50,596             $35,658            $41,096
   Government agencies and corporations
Obligations of states and political subdivisions (1)                             14,960              10,182             12,406
Other securities (1)                                                              5,881               5,724              5,123
                                                                                -------             -------            -------
                                                                                $71,437             $51,564            $58,625
                                                                               ========            ========           ========

--------------

(1) There are no securities of an "issuer" where the aggregate carrying amount of such securities exceeded ten percent of stockholders' equity.

The following table sets forth the maturities of securities at December 31, 2002 and the weighted average yields of such securities:

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

                                                                               (Dollars in thousands)
U.S. Treasury securities and obligations of U.S.    $5,118      4.52%   $19,977      4.64%    $7,914      6.19%  $17,587     6.46%
   Government agencies and corporations
Obligations of states and political                  1,428      6.18%     4,774      5.12%     3,292      6.20%    5,466     6.29%
   subdivisions (1)
Other securities (2)                                 1,505      5.81%       978      5.50%       512      6.22%        -        -
                                                    ------              -------              -------             -------
                                                    $8,051      5.06%   $25,729      4.76%   $11,718      6.19%  $23,053     6.42%
                                                    ======     ======    ======     ======    ======     ======   ======    ======

-----------

(1) Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

(2) Excludes equity investments of $2,886,000 which have no stated maturity.


                             DEPOSITS AND BORROWINGS

GENERAL. Deposits have traditionally been the Bank's primary funding source for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest and principal repayments on loans and income from other earning assets. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate in response to economic conditions and interest rates. The Bank has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs.

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2002, the Bank had $10,345,000 in retail repurchase agreements.

The Corporation currently has no outstanding debt or lease obligations. The Bank had no capital lease obligations as of December 31, 2002. The Bank's most significant operating lease obligation originated when the Port Clinton Banking Center was opened in June, 2002. The Port Clinton Office is located in a retail supermarket in the Knollcrest Shopping

Center, and the office space was obtained using a lease arrangement. Additionally, the Bank has several minor operating lease obligations, with an aggregate total less than $75,000, for photocopying and mail processing equipment.

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

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits are summarized for 2002, 2001, and 2000 in the following table:

                                                              2002                      2001                     2000
                                                       ---------------------    -----------------------  ----------------------
                                                       Average      Average      Average      Average     Average      Average
                                                       balance     rate paid     balance     rate paid    balance     rate paid

                                                                              (Dollars in thousands)
Non-interest bearing demand deposits                   $ 33,938          -      $ 34,649           -     $ 35,233          -
Interest-bearing demand deposits                         43,915        .89%       42,563        1.29%      41,467        1.76%
Savings, including Money Market deposits                 83,011       1.64%       73,169        2.25%      73,833        2.61%
Time deposits                                           136,990       3.72%      137,459        5.29%     136,120        5.26%
                                                       --------                 --------                 --------
Total                                                  $297,854                 $287,840                 $286,653
                                                       ========                 ========                 ========

Maturities of time deposits of $100,000 or more outstanding at December 31, 2002 are summarized as follows (dollars in thousands):

                           3 months or less                          $ 8,007
                           Over 3 through 6 months                     1,616
                           Over 6 through 12 months                    4,787
                           Over 12 months                             13,763
                                                                     -------
                           Total                                     $28,173
                                                                     =======
BORROWINGS. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds as needed to meet daily liquidity needs. As a member of the Federal Home Loan Bank of Cincinnati ("FHLB") since 1993, the Bank is authorized to obtain advances from the FHLB provided certain credit standards are met. The Bank had $26,500,000 in FHLB advances outstanding at December 31, 2002.

The following table sets forth the maximum month-end balance for the Bank's outstanding short-term borrowings (i.e., federal funds purchased and repurchase agreements), along with the average aggregate balances and average weighted interest rates, for 2002, 2001, and 2000:

                                                                                 2002                2001               2000
                                                                                ----------------------------------------------
                                                                                          (Dollars in thousands)
 Maximum balance at any month-end during the
 period                                                                         $12,996             $12,947            $22,643

 Average balance                                                                  9,335              10,084             12,812

 Average weighted interest rate                                                   3.31%               4.49%              5.57%

The following table sets forth the maximum month-end balance for the Bank's outstanding long-term borrowings (i.e., FHLB advances), along with the average aggregate balances and average weighted interest rates, for 2002, 2001, and 2000:

                                                                                 2002                2001               2000
                                                                                ----------------------------------------------
                                                                                               (Dollars in thousands)
 Maximum balance at any month-end during the                                    $26,500             $16,000            $16,000
 period

 Average balance                                                                 23,290              15,033              8,511

 Average weighted interest rate                                                   4.81%               5.39%              6.37%

                           ASSET/LIABILITY MANAGEMENT

The Bank's earnings are highly dependent upon its net interest income, which is the difference between the interest income derived from interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, consisting of deposits and borrowings. Interest rate risk is one of the Bank's most significant financial exposures. This risk, which is common to the financial institution sector, is an integral part of the Bank's operations and impacts the rate pricing strategy for essentially all loan and deposit products.

The Bank monitors its interest rate risk through a sensitivity analysis, which attempts to measure potential changes in future earnings and the fair values of its financial instruments, that could result from hypothetical changes in interest rates. The first step in this analysis is to estimate the expected cash flows from the Bank's financial instruments using the interest rates in effect at December 31, 2002. To arrive at fair value estimates, the cash flows from the Bank's financial instruments are discounted at their approximated present values. Hypothetical changes in interest rates are applied to those financial instruments, and the cash flows and fair value estimates are then simulated. When calculating the net interest income estimations, hypothetical rates are applied to the financial instruments based upon the assumed cash flows. The Bank applies interest rate "shocks" to its financial instruments of 200 basis points (2%) up and down for the value of its equity and of 100 basis points (1%) up and down for its net interest income.

The following table presents the potential sensitivity in the Bank's annual net interest income to a 100 basis-point change in market interest rates and the potential sensitivity in the present value of the Bank's equity if a sudden and sustained 200 basis-point change in market interest rates occurred:

                                                                                December 31, 2002
                                                                        Change in Dollars    Change in Percent
                                                                              ($)                  ($)
                 Annual Net Interest Income Impact
                    For a Change of +100 Basis Points                      (1,033,000)              (6.7)
                    For a Change of -100 Basis Points                         220,000                1.4

                 Impact on the Net Present Value of Equity
                    For a Change of +200 Basis Points                      (7,748,000)             (15.3)
                    For a Change of -200 Basis Points                      10,338,000               20.4

The preceding analysis encompasses the use of a variety of assumptions, including the relative levels of market interest rates, loan prepayments, and the possible reaction of depositors to changes in interest rates. The analysis simulates possible outcomes and should not be relied upon as being indicative of actual results. Additionally, the analysis does not necessarily contemplate all of the actions that the Bank could undertake in response to changes in market interest rates. See Exhibit 99.1 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

The following table sets forth, for the years ended December 31, 2002, 2001 and 2000, the distribution of assets, liabilities and stockholders' equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

                                                       2002                           2001                         2000
                                           ----------------------------    --------------------------    --------------------------
                                            Average              Yield/    Average             Yield/     Average            Yield/
                                            Balance    Interest   Rate     Balance    Interest  Rate      Balance  Interest  Rate

                                                                           (Dollars in thousands)
         Assets
Interest-earning assets:
   Loans (1) (2)                           $280,045   $21,309     7.61%   $268,679   $22,697    8.45%   $245,938   $21,624   8.79%
   Taxable securities                        52,023     2,304     4.43%     43,792     2,459    5.62%     59,576     3,333   5.59%
   Non-taxable securities                    10,762       451     4.19%     10,675       476    4.46%     11,948       521   4.36%
   Federal funds sold                         7,359       119     1.62%      5,930       242    4.08%      1,643       111   6.76%
                                           --------   -------             --------    ------            --------    ------
     Total interest-earning assets          350,189    24,183     6.91%    329,076    25,874    7.86%    319,105    25,589   8.02%
                                           --------   -------             --------    ------            --------    ------

Non-interest earning assets:
   Cash and due from banks                   10,162                          9,706                        10,017
   Bank premises and equipment, net           5,981                          6,634                         7,009
   Other assets                              12,482                         12,948                        13,650
   Less allowance for loan losses            (3,548)                        (3,330)                       (3,120)
                                           --------                       --------                      --------
Total                                      $375,266   $24,183             $355,034   $25,874            $346,661   $25,589
                                           ========   =======             ========   =======            ========   =======
  Liabilities and Stockholders' Equity

Interest-bearing liabilities:
   Savings, NOW and Money Market deposits  $126,926   $ 1,751     1.38%   $115,732   $ 2,195    1.90%   $115,300   $ 2,656   2.30%
   Time Deposits                            136,990     5,090     3.72%    137,459     7,266    5.29%    136,120     7,155   5.26%
   Federal funds purchased and
      securities sold under
      repurchase agreements                   9,335       309     3.31%     10,084       453    4.49%     12,812       714   5.57%
   Borrowed funds                            23,290     1,121     4.81%     15,033       810    5.39%      8,511       542   6.37%
                                           --------   -------             --------    ------            --------    ------
     Total interest-bearing liabilities     296,541     8,271     2.79%    278,308    10,724    3.85%    272,743    11,067   4.06%
                                           --------   -------             --------    ------            --------    ------
Non-interest-bearing liabilities:
   Demand deposits                           33,938                         34,649                        35,233
   Other liabilities                          2,916                          3,037                         2,434
                                           --------                       --------                      --------
                                             36,854                         37,686                        37,667
                                           --------                       --------                      --------
Stockholders' equity                         41,871                         39,040                        36,251
                                           --------                       --------                      --------
Total                                      $375,266   $ 8,271             $355,034   $10,724            $346,661   $11,067
                                            =======    ======              =======    ======             =======    ======
Net interest income                                   $15,912                        $15,150                       $14,522
                                                       ======                         ======                        ======
Net yield on interest-earning assets                              4.54%                         4.60%                        4.55%
                                                                  =====                         =====                        =====

---------------

(1) Included in loan interest income are loan fees of $790,000 in 2002, $717,000 in 2001, and $585,000 in 2000.

(2) Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

                                                 2002 compared to 2001                2001 compared to 2000
                                                  Increase (decrease)                 Increase (decrease)
                                                 due to volume/rate (1)              due to volume/rate (1)
                                             ------------------------------      -------------------------------
                                             Volume      Rate         Net        Volume       Rate        Net
                                                              (Dollars in thousands)
Interest income:
   Loans receivable                          $ 1,031      (2,419)     (1,388)    $ 1,863        (790)      1,073
   Taxable securities                          1,249      (1,404)       (155)       (886)         12        (874)
   Non-taxable securities                          4         (29)        (25)        (57)         12         (45)
   Federal funds sold                             82        (205)       (123)        154         (23)        131
                                             -------     -------     -------     -------     -------     -------
     Total interest-earning assets             2,366      (4,057)     (1,691)      1,074        (789)        285
                                             -------     -------     -------     -------     -------     -------
Interest expense:
   Savings, NOW and Money Market deposits        245        (689)       (444)         10        (471)       (461)
   Time deposits                                 (25)     (2,151)     (2,176)         71          40         111
   Federal funds purchased and securities
    sold under repurchase agreements             (32)       (112)       (144)       (137)       (124)       (261)
   Borrowed funds                                386         (75)        311         335         (67)        268
                                             -------     -------     -------     -------     -------     -------
     Total interest-bearing liabilities          574      (3,027)     (2,453)        279        (622)       (343)
                                             -------     -------     -------     -------     -------     -------
Net interest income                          $ 1,792      (1,030)        762     $   795        (167)        628
                                             =======     =======     =======     =======     =======     =======

----------

(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.

The ratio of net income to daily average total assets and average stockholders' equity, and certain other ratios, for the periods noted are as follows:

                                                         Year ended December 31,
                                                    --------------------------------
                                                       2002        2001        2000
Percentage of net income to:
   Average total assets                                1.37%       1.04%       1.03%
   Average stockholders' equity                       12.27%       9.46%       9.85%

Percentage of cash dividends declared per common      37.17%      45.08%      43.85%
   share to net income per common share

Percentage of average stockholders' equity to
   average total assets                               11.16%      11.00%      10.46%

                                   COMPETITION

The Bank has active competition in all areas in which it engages. The Bank competes for commercial and individual deposits and/or loans with other commercial banks in Huron, Sandusky, Seneca, and Ottawa counties in Northwestern Ohio, as well as with savings and loan associations in the trade area, credit unions, brokerage firms, mutual funds, and financial units of non-local bank holding companies. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable. The Bank focuses on personalized service, convenience of facilities, pricing of products, community stature, and its local ownership and control in meeting its competition.

The number of financial institutions competing with the Bank is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon the Bank. See Exhibit 99.1 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

                              SUBSIDIARY ACTIVITIES

The Bank has no subsidiaries. The Corporation's only subsidiary is the Bank.

                                    EMPLOYEES

As of December 31, 2002, the Bank employed 129 full-time employees and 25 part-time employees. The Bank believes that relations with its employees are excellent. The Bank provides a variety of benefits to full-time employees, including health, disability, and life insurance benefits.

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

The Financial Services Modernization Act may increase competition within the banking industry in general, and for the Corporation and the Bank in particular, as financial institutions increase their range of financial services, which may have an adverse effect on the Corporation and the Bank. See Exhibit 99.1 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

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

The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio, and Leverage Ratio for the Corporation and the Bank at December 31, 2002:

                                   At December 31, 2002
                       ---------------------------------------------
                           Corporation                 Bank
                       ---------------------   ---------------------
                        Amount     Percent       Amount      Percent
                       ---------------------   ---------------------
                                 (Dollars in thousands)
Tier 1 risk-based      $36,321        12.9%     $30,919        11.0%
Requirement             11,244         4.0       11,230         4.0
                       -------      ------      -------      ------
Excess                 $25,077         8.9%     $19,689         7.0%
                       =======      ======      =======      ======

Total risk-based       $39,837        14.2%     $39,430        14.1%
Requirement             22,487         8.0       22,459         8.0
                       -------      ------      -------      ------
Excess                 $17,350         6.2%     $16,971         6.1%
                       =======      ======      =======      ======

Leverage ratio         $36,321         9.6%     $30,919         8.2%
Requirement             15,169         4.0       15,155         4.0
                       -------      ------      -------      ------
Excess                 $21,152         5.6%     $15,764         4.2%
                       =======      ======      =======      ======

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

The Bank's capital levels at December 31, 2002, meet the standards for the highest level, a "well-capitalized" institution.

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

                              DIVIDEND RESTRICTIONS

The Corporation's only sources of funds are dividends and interest paid by the Bank. The ability of the Bank to pay dividends is subject to various legal limitations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without the approval of the Division, unless the total dividends in a calendar year exceed the total of its net profits for the year combined with its retained profits of the two preceding years. The FRB generally considers it to be an unsafe and unsound banking practice for a bank holding company to pay dividends except out of current operating income, although other factors such as overall capital adequacy and projected income may also be relevant in determining whether dividends should be paid.

                     FDIC DEPOSIT INSURANCE AND ASSESSMENTS

The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. Two separate insurance funds are maintained and administered by the FDIC. In general, banking institutions, such as the Bank, are members of the "BIF", and savings associations are "SAIF" members.

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

A bank's assessment rate depends on the capital category and supervisory category to which it is assigned. Effective January 1, 2000, the BIF assessment rate and the SAIF assessment rate became the same. The Bank currently is paying an assessment rate (which includes the FICO assessment) of 1.68 cents per $100 of domestic deposits. An increase in this assessment rate could have a material adverse effect on the earnings of the Bank, depending on the amount of the increase. See Exhibit 99.1 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

                            FRB RESERVE REQUIREMENTS

FRB regulations currently require depository institutions to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $42,100,000 of such accounts (subject to an exemption of up to $6,000,000), and of 10% of net transaction accounts in excess of $42,100,000. At December 31, 2002, the Bank was in compliance with this reserve requirement.

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

                                FEDERAL TAXATION

The Corporation and the Bank file a consolidated federal income tax return on a calendar year basis. The Corporation is subject to the federal tax laws and regulations which apply to corporations generally. With certain exceptions, the Bank is also subject to the federal tax laws and regulations that apply to corporations generally. One such exception permits a bank (other than a bank with the total average adjusted bases of assets which exceed $500 million or, if the bank is a member of a consolidated group, the total average adjusted bases of all assets of the group which exceed $500 million) to deduct a reasonable addition to the reserve for bad debts in lieu of any deduction for bad debts allowable to other corporations. The deductible addition that a bank may make to its reserve can only be based on the experience method whereby generally it will be permitted to add to its bad debt reserve the amount called for on the basis of its actual experience as shown by losses for the current year and the five preceding tax years.

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

                               RECENT LEGISLATION

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. The proposed changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. Further, the Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges and the NASDAQ Stock Market to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. Given the extensive SEC role in implementing rules relating to many of the Sarbanes-Oxley Act's new requirements, the final scope of these requirements remains to be determined.

The Sarbanes-Oxley Act addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding loans by insured depository institutions that are subject to the insider lending restrictions of the Federal Reserve Act); expedited filing requirements for stock transaction reports by officers and directors; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

                               ITEM 2. PROPERTIES

The Corporation neither owns nor leases any properties. The Bank maintains its main office at 323 Croghan Street, Fremont, Ohio. In addition, the Bank operates two branch offices in Bellevue, one in Clyde, three in Fremont, one in Green Springs, one in Monroeville, and one in Port Clinton, Ohio. The Bank's operations center is also located in Fremont, Ohio. With the exception of the Port Clinton office, which is leased, all premises are owned by the Bank and are in satisfactory condition. All premises are suitable for their intended use, except for the Clyde office. The Bank has been researching alternative locations for its Clyde facility since the fourth quarter of 2001 and is striving to identify an appropriate site within the next 12 to 24 months.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The number of holders of record of the Corporation's common stock at January 31, 2003 totaled 781.

                             EQUITY PLAN INFORMATION

The Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan was approved by the Corporation's shareholders at the 2002 Annual Meeting. As of the date of this report, no awards had been granted under the 2002 Stock Option and Incentive Plan.

The following table provides certain information regarding the Corporation's equity compensation plans.

                                       (a)                            (b)                                  (c)

Plan Category              Number of securities to be       Weighted-average exercise        Number of securities remaining
                           issued upon exercise of          price of outstanding options,    available for future issuance under
                           outstanding options, warrants    warrants and rights              equity compensation plans
                           and rights                                                        (excluding securities reflected
                                                                                             in column (a))

Equity compensation plans             0                              0                                  190,951
   approved by security
   holders

Equity compensation plans             -                              -                                     -
  not approved  by security
  holders (1)
                                    ---                            ---                                  -------
Total                                 0                              0                                  190,951
                                    ===                            ===                                  =======

---------------------------------------------

(1) The Corporation has no equity compensation plans that have not been approved by the Corporation's shareholders.


Information relating to dividend restrictions is contained in Financial Statement Footnote No. 14 captioned "Regulatory Matters" in the 2002 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

Other information required by this Item is contained under the caption "Market Price and Dividends on Common Stock" in the 2002 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

                         ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is contained under the caption "Five Year Summary of Selected Financial Data" in the 2002 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Information required by this Item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk " in the 2002 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information required by this Item is contained in the 2002 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference:

  Independent Auditor's Report
  Consolidated Balance Sheets - December 31, 2002 and 2001
  Consolidated Statements of Operations - Years ended December 31, 2002, 2001 and 2000
  Consolidated Statements of Stockholders' Equity - Years ended
   December 31, 2002, 2001 and 2000
  Consolidated Statements of Cash Flows - Years ended December 31, 2002,
   2001 and 2000
  Summary of Significant Accounting Policies
  Notes to Consolidated Financial Statements

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the years ended December 31, 2002 or 2001.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item concerning Directors and Executive Officers of the Corporation is contained under the captions "Election of Directors" and "Executive Officers" in the Corporation's Definitive Proxy Statement dated April 4, 2003 for the Annual Meeting of Shareholders to be held on May 13, 2003, and is incorporated herein by reference. Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Definitive Proxy Statement dated April 4, 2003, for the Annual Meeting of Shareholders to be held on May 13, 2003, and is incorporated herein by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item concerning executive compensation is contained under the captions "Compensation of Executive Officers and Directors" and "Compensation Committee Interlocks and Insider Participation" in the Corporation's Definitive Proxy Statement dated April 4, 2003, for the Annual Meeting of Shareholders to be held on May 13, 2003, and is incorporated herein by reference. Neither the Report of the Compensation Committee of the Board of Directors on Executive Compensation nor the Performance Graph included in the Corporation's Definitive Proxy Statement dated April 4, 2003, for the Annual Meeting of shareholders to be held on May 13, 2003, shall be deemed to be incorporated by reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item concerning security ownership of certain beneficial owners and management is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's Definitive Proxy Statement dated April 4, 2003, for the Annual Meeting of Shareholders to be held on May 13, 2003, and is incorporated herein by reference. Information required by this item concerning securities authorized for issuance under equity compensation plans is included in Part II, Item 5 hereof under the caption "Equity Plan Information."

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item concerning related party transactions is contained under the caption "Transactions Involving Management" in the Corporation's Definitive Proxy Statement dated April 4, 2003, for the Annual Meeting of Shareholders to be held on May 13, 2003, and is incorporated herein by reference.

                        ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES. Croghan's chief executive officer and its treasurer are charged with making an evaluation of Croghan's disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. Croghan's chief executive officer and treasurer have concluded, based upon an evaluation of these controls and procedures within the 90-day period prior to the filing of this report, that Croghan's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS. There have been no significant changes in Croghan's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                  PART IV

    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report and are set forth in Exhibit 13 of this report which contains the 2002 Annual Report to Shareholders of Croghan Bancshares, Inc.:

  Independent Auditor's Report
  Consolidated Balance Sheets - December 31, 2002 and 2001
  Consolidated Statements of Operations - Years ended December 31, 2002, 2001 and 2000
  Consolidated Statements of Stockholders' Equity - Years ended
    December 31, 2002, 2001 and 2000
  Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000
  Summary of Significant Accounting Policies
  Notes to Consolidated Financial Statements

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

     10(iv)*        Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan                            Included with
                                                                                                              this filing

        13          Annual Report to Shareholders - 2002 (not deemed filed except for portions               Included with
                      thereof which are specifically incorporated by reference into this Annual               this filing
                      Report on Form 10-K)

        21          Subsidiaries of the Registrant                                                           Included with
                                                                                                              this filing

------------
*Indicates management contracts, compensatory plans or other arrangements.



                                                                                                       Reference to Prior
    Regulation                                            Document                                      Filing of Exhibit
   S-K Exhibit                                                                                         or of the Exhibit's
      Number                                                                                        Inclusion in this Filing

        23          Consent of Independent Auditor                                                        Included with
                                                                                                           this filing

       99.1         Safe Harbor Under the Private Securities Litigation Reform Act of 1995                Included with
                                                                                                           this filing

       99.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to              Included with
                      Section 906 of the Sarbanes-Oxley Act of 2002                                        this filing

       99.3         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to              Included with
                      Section 906 of the Sarbanes-Oxley Act of 2002                                        this filing

----------

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

(6) This document was previously filed as Exhibit 10(iii) with the Registrant's June 30, 2001 quarterly report on Form 10-Q (File No. 0-20159).


(b)  REPORTS ON FORM 8-K

A Form 8-K dated October 16, 2002 was filed on October 16, 2002 reporting the retirement of Mr. K. Brian Pugh from the Board of Directors effective on November 1, 2002.

A Form 8-K dated December 31, 2002 was filed on December 31, 2002 reporting the appointment of Mr. Michael D. Allen Sr. to the Board of Directors effective on December 31, 2002.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CROGHAN BANCSHARES, INC.

Date:    March 11, 2003                       /s/   Steven C. Futrell
         ---------------                      -------------------------
                                              Steven C. Futrell, President/CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:

/s/   Michael D. Allen Sr.              /s/   Daniel W. Lease
----------------------------------      -------------------------------------
Michael D. Allen Sr., Director          Daniel W. Lease, Director


/s/   James E. Bowlus                   /s/   Allan E. Mehlow
----------------------------------      -------------------------------------
James E. Bowlus, Director               Allan E. Mehlow, Director & Treasurer


/s/   Steven C. Futrell                 /s/   Robert H. Moyer
----------------------------------      -------------------------------------
Steven C. Futrell,                      Robert H. Moyer, Director
Director & President/CEO

/s/   Claire F. Johansen                /s/   J. Terrence Wolfe
----------------------------------      -------------------------------------
Claire F. Johansen, Director            J. Terrence Wolfe, Director


                                        /s/   Claude E. Young
----------------------------------      -------------------------------------
John P. Keller, Director                Claude E. Young, Director

/s/   Stephen A. Kemper                 /s/   Gary L. Zimmerman
----------------------------------      -------------------------------------
Stephen A. Kemper, Director             Gary L. Zimmerman, Director


Date:    March 11, 2003
         --------------

                                 CERTIFICATIONS

         I, Steven C. Futrell, certify that:

1. I have reviewed this annual report on Form 10-K of Croghan Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      March 11, 2003               /s/ Steven C. Futrell
                                        --------------------------------
                                        Steven C. Futrell, President & CEO

                                 CERTIFICATIONS

         I, Allan E. Mehlow, certify that:

1. I have reviewed this annual report on Form 10-K of Croghan Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      March 11, 2003               /s/ Allan E. Mehlow
                                        ---------------------------------
                                        Allan E. Mehlow, Treasurer

    Regulation                                         Exhibit Index                                           Reference to Prior
   S-K Exhibit                                                                                                  Filing of Exhibit
      Number                                              Document                                             or of the Exhibit's
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

     10(iv)*        Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan                                 Included with
                                                                                                                   this filing

        13          Annual Report to Shareholders - 2002 (not deemed filed                                        Included with
                    except for portions thereof which are specifically incorporated                                this filing
                    by reference in this Annual Report on Form 10-K)


        21          Subsidiaries of the Registrant                                                                Included with
                                                                                                                   this filing

        23          Consent of Independent Auditor                                                                Included with
                                                                                                                   this filing

       99.1         Safe Harbor Under the Private Securities Litigation Reform Act of 1995                        Included with
                                                                                                                   this filing

       99.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to                      Included with
                       Section 906 of the Sarbanes-Oxley Act of 2002                                               this filing

       99.3         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to                      Included with
                       Section 906 of the Sarbanes-Oxley Act of 2002                                               this filing

-----------
*Indicates management contracts, compensatory plans or other arrangements.

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