Form 10-Q
period 2003-03-31
CROGHAN BANCSHARES INC
filed 2003-04-29
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2003


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


                                 (419) 332-7301
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]





          1,901,521 common shares were outstanding as of March 31, 2003



This document contains 16 pages.

                            CROGHAN BANCSHARES, INC.
                                      Index

PART I.                                                                  Page(s)

  Item 1.  Financial Statements                                          3 - 6
  Item 2.  Management's Discussion and Analysis of Financial Condition   7 - 10
                and Results of Operations
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk      11
  Item 4.  Controls and Procedures                                         11


PART II.

  Item 1.  Legal Proceedings - None
  Item 2.  Changes in Securities and Use of Proceeds - None
  Item 3.  Defaults Upon Senior Securities - None
  Item 4.  Submission of Matters to a Vote of Security Holders - None
  Item 5.  Other Information - None
  Item 6.  Exhibits and Reports on Form 8-K:
              (a) Exhibit 99.1 - Certification Pursuant to 18 U.S.C.       15
                    Section 1350, as Adopted Pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002 (President and CEO)
                  Exhibit 99.2 - Certification Pursuant to 18 U.S.C.       16
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Treasurer)
              (b) A Form 8-K dated January 23, 2003 was filed on
                    January 23, 2003 reporting the 2002 annual earnings for Croghan Bancshares, Inc. and announcing the continuation of a stock repurchase program effective on February 1, 2003.

Signatures                                                                  12

Certifications by the President and CEO                                     13

Certifications by the Treasurer                                             14

                            CROGHAN BANCSHARES, INC.
                    Consolidated Balance Sheets (Unaudited)

                                                                                        March 31,       December 31,
                            ASSETS                                                        2003              2002
                                                                                  (Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
        Cash and due from banks                                                         $  12,852         $  13,140
        Federal funds sold                                                                  8,400                --
                                                                                        ---------         ---------
                            Total cash and cash equivalents                                21,252            13,140
                                                                                        ---------         ---------
SECURITIES
        Available-for-sale, at fair value                                                  66,787            65,556
        Held-to-maturity, at amortized cost, fair value of $5,014 in 2003
            and $6,005 in 2002                                                              4,893             5,881
                                                                                        ---------         ---------
                            Total securities                                               71,680            71,437
                                                                                        ---------         ---------

LOANS                                                                                     278,584           287,951
        Less:  Allowance for loan losses                                                    3,578             3,689
                                                                                        ---------         ---------
                            Net loans                                                     275,006           284,262
                                                                                        ---------         ---------

Premises and equipment, net                                                                 5,790             5,743
Accrued interest receivable                                                                 1,983             2,366
Goodwill                                                                                    6,113             6,113
Other assets                                                                                4,268             4,269
                                                                                        ---------         ---------
TOTAL ASSETS                                                                            $ 386,092         $ 387,330
                                                                                        =========         =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
        Deposits:
           Demand, non-interest bearing                                                 $  34,981         $  35,296
           Savings, NOW and Money Market deposits                                         132,332           130,041
           Time                                                                           138,034           137,551
                                                                                        ---------         ---------
                            Total deposits                                                305,347           302,888

        Federal funds purchased and securities sold under repurchase agreements             7,697            11,345
        Federal Home Loan Bank borrowings                                                  25,500            26,500
        Dividends payable                                                                     513               513
        Other liabilities                                                                   2,872             2,622
                                                                                        ---------         ---------
                            Total liabilities                                             341,929           343,868
                                                                                        ---------         ---------

STOCKHOLDERS' EQUITY
        Common stock, $12.50 par value.  Authorized 3,000,000 shares;
            issued 1,914,109 shares                                                        23,926            23,926
        Surplus                                                                               118               118
        Retained earnings                                                                  19,547            18,740
        Accumulated other comprehensive income (loss)                                         904             1,027
        Treasury stock, 12,588 shares in 2003 and 13,207 shares in 2002, at cost             (332)             (349)
                                                                                        ---------         ---------
                            Total stockholders' equity                                     44,163            43,462
                                                                                        ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 386,092         $ 387,330
                                                                                        =========         =========


See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                                    Three months ended
                                                                                                        March 31
                                                                                                    2003          2002
                                                                                                  (Dollars in thousands,
                                                                                                   except per share data)
INTEREST INCOME
        Loans, including fees                                                                       $4,976        $5,354
        Securities:
           U.S. Treasury                                                                                10            10
           Obligations of U.S. Government agencies and corporations                                    492           484
           Obligations of states and political subdivisions                                            147           123
           Other                                                                                        71            76
        Federal funds sold                                                                              20            24
                                                                                                    ------        ------
                            Total interest income                                                    5,716         6,071
                                                                                                    ------        ------

INTEREST EXPENSE
        Deposits                                                                                     1,428         1,752
        Other borrowings                                                                               324           310
                                                                                                    ------        ------
                            Total interest expense                                                   1,752         2,062
                                                                                                    ------        ------

                            Net interest income                                                      3,964         4,009

PROVISION FOR LOAN LOSSES                                                                              115           240
                                                                                                    ------        ------
                            Net interest income, after provision for loan losses                     3,849         3,769
                                                                                                    ------        ------

NON-INTEREST INCOME
        Trust income                                                                                   127           130
        Service charges on deposit accounts                                                            285           226
        Other                                                                                          221           221
                                                                                                    ------        ------
                            Total non-interest income                                                  633           577
                                                                                                    ------        ------
NON-INTEREST EXPENSES
        Salaries, wages and employee benefits                                                        1,453         1,446
        Occupancy of premises                                                                          176           147
        Other operating                                                                                940           962
                                                                                                    ------        ------
                            Total non-interest expenses                                              2,569         2,555
                                                                                                    ------        ------
                            Income before federal income taxes                                       1,913         1,791
FEDERAL INCOME TAXES                                                                                   592           559
                                                                                                    ------        ------
NET INCOME                                                                                          $1,321        $1,232
                                                                                                    ======        ======

        Net income per share, based on 1,901,126 shares in 2003 and 1,912,429 shares in 2002        $ 0.69        $ 0.64
                                                                                                    ======        ======
        Dividends declared, based on 1,901,521 shares in 2003 and 1,909,676 shares in 2002          $ 0.27        $ 0.24
                                                                                                    ======        ======

COMPREHENSIVE INCOME                                                                                $1,198        $1,020
                                                                                                    ======        ======

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                                        Three months ended
                                                                                                            March 31
                                                                                                      2003              2002
                                                                                                      (Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES                                                              $  2,497         $  2,174
                                                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of available-for-sale securities                                                      (6,400)         (10,241)
        Proceeds from maturities of securities                                                          5,749            3,815
        Net decrease (increase) in loans                                                                9,141            2,933
        Additions to premises and equipment                                                              (161)            (102)
                                                                                                     --------         --------
                                    Net cash from investing activities                                  8,329           (3,595)
                                                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net change in deposits                                                                          2,459           (2,699)
        Net change in federal funds purchased and securities sold under repurchase agreements          (3,648)          (4,456)
        Net change in Federal Home Loan Bank borrowings                                                (1,000)           6,000
        Proceeds from issuance of common stock                                                             17               14
        Cash dividends paid                                                                              (513)            (421)
        Purchase of treasury stock                                                                         --             (129)
        Payment of deferred compensation                                                                  (29)             (17)
                                                                                                     --------         --------
                                     Net cash from financing activities                                (2,714)          (1,708)
                                                                                                     --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                 8,112           (3,129)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       13,140           21,349
                                                                                                     --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $ 21,252         $ 18,220
                                                                                                     ========         ========

SUPPLEMENTAL DISCLOSURES
           Cash paid during the period for:
                        Interest                                                                     $  1,774         $  2,154
                                                                                                     ========         ========
                     Federal income taxes                                                            $     58         $     --
                                                                                                     ========         ========

See note to consolidated financial statements.

                           CROGHAN BANCSHARES, INC.
                  Notes to Consolidated Financial Statements
                                March 31, 2003
                                 (Unaudited)


(1)  Consolidated Financial Statements

       The consolidated financial statements have been prepared by Croghan Bancshares, Inc. (the "Corporation") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

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

PERFORMANCE SUMMARY

Assets at March 31, 2003 totaled $386,092,000 compared to $387,330,000 at 2002 year end. The most substantial change in assets occurred in the federal funds sold category which increased to $8,400,000 at March 31, 2003 compared to none at year end. Total loans decreased to $278,584,000 from $287,951,000 at year end and total deposits increased to $305,347,000 from $302,888,000 at year end.

Net income for the period ended March 31, 2003 was $1,321,000 or $.69 per common share compared to $1,232,000 or $.64 per common share for the same period in 2002. Operating results in 2003 have been positively impacted by an increase in non-interest income and a reduction in the provision for loan losses.

DEPOSITS, LOANS, SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at March 31, 2003 increased $2,459,000 or 0.8 percent from 2002 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) increased $1,976,000 and the time deposit category increased $483,000. Even though there is active competition for core deposits from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms), Croghan has benefited from the apparent consumer preference for the safety of FDIC-insured bank deposit products.

Total loans decreased $9,367,000 or 3.3 percent from 2002 year end. Every loan category, except construction real estate loans, experienced a decline from 2002 year end. Much of the decline is attributed to the continued weakness in the national and local economies. The economic climate seems to have produced uncertainties that make businesses and consumers quite tentative about their spending and borrowing plans.

Total securities increased just slightly, by $243,000, from 2002 year end. Given the soft loan demand coupled with an increase in deposits, available funds have been temporarily invested in highly liquid federal funds sold. As loan and investment security opportunities arise throughout 2003, these available funds will be deployed into those higher earning asset categories.

Stockholders' equity at March 31, 2003 increased to $44,163,000 or $23.23 book value per common share compared to $43,462,000 or $22.86 book value per common share at December 31, 2002. The balance in stockholders' equity at March 31, 2003 included accumulated other comprehensive income consisting of net unrealized gains on securities classified as available-for-sale. At March 31, 2003, Croghan held $66,787,000 in available-for-sale securities with an unrealized gain of $904,000, net of income taxes. This compares to 2002 year-end holdings of $65,556,000 in available-for-sale securities with an unrealized gain of $1,027,000, net of income taxes.

Beginning in February, 2002, Croghan instituted a stock buy-back program. This program has subsequently been extended through August 1, 2003. Since the inception of the program, a total of 14,400 shares have been repurchased as treasury shares. The 12,588 treasury shares held as of March 31, 2003 and 13,207 shares held as of December 31, 2002 are reported at their acquired cost. Consistent with the Corporation's quarterly dividend policy, a cash dividend of $.27 per share was declared on March 11, 2003 payable on April 30, 2003.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, decreased $45,000 for the period ended March 31, 2003 compared to the same period in 2002. The net interest yield (net interest income divided by average earning assets) was 4.42 percent for the period ended March 31, 2003 compared to
4.75 percent for the period ended March 31, 2002. Continued downward pressure on net interest yield is anticipated throughout the remainder of 2003.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

                                                         Three Months Ended        Three Months Ended
                                                            March 31, 2003            March 31, 2002
                                                                   (Dollars in thousands)

Provision for loan losses charged to expense                  $   115                   $  240

Net loan charge-offs                                              227                      141

Net loan charge-offs as a percent of
   average outstanding loans                                      .08%                     .05%


The following table details additional factors relating to the provision and allowance for loan losses at the dates indicated:

                                                             March 31, 2003          December 31, 2002
                                                                    (Dollars in thousands)

Nonaccrual loans                                              $ 2,119                    $ 2,137
Loans contractually past due 90 days or more
   and still accruing interest                                  1,821                      1,489
Restructured loans                                                  -                          -
Potential problem loans, other than those
   past due 90 days or more, nonaccrual,
   or restructured                                              7,563                      7,791
                                                              -------                    -------
Total problem or non-performing loans                         $11,503                    $11,417
                                                              =======                    =======

Allowance for loan losses                                     $ 3,578                    $ 3,689

Allowance for loan losses as a percent
    of period-end loans                                          1.28%                      1.28%


The provision for loan losses for the first three months of 2003 totaled $115,000 compared to $240,000 for the same period in 2002. Actual net loan charge offs were $227,000 for the first three months of 2003 compared to $141,000 during the same period in 2002. The lower provision in 2003 resulted from stabilizing trends within the loan portfolio coupled with a more moderate outlook for the local and national economies.

Total problem or non-performing loans amounted to $11,503,000 at March 31, 2003 compared to $11,417,000 at December 31, 2002, an increase of $86,000 or 0.8%. The various components of problem or non-performing loans are summarized in the preceding table. Nonaccrual amounts include one nonresidential real estate loan of $794,000 at March 31, 2003 and December 31, 2002. Potential problem loan totals include one nonresidential real estate loan with an outstanding balance of $3,186,000 at March 31, 2003 and $3,221,000 at December 31, 2002. Both loans are collateralized by commercial real estate with appraised values well in excess of the loan amounts. Additionally, the potential problem loan is not currently past due and, since origination, has never been more than 10 days past due. All of the above-noted asset quality trends will continue to be monitored throughout 2003 to ensure adequate provisions for loan losses are made in a timely manner.

It is the Corporation's policy to maintain the allowance for loan losses at a level to provide for reasonably foreseeable losses and a loan review process is conducted by an outside consulting firm to help achieve this objective. To further strengthen the loan review function, Croghan added a Credit Analyst to its staff in December, 2002. This additional staff member supplements the loan review process and aids in the early identification of problem loans. The combination of Croghan's loan policy, loan review process, and Credit Analyst staff position work together to more readily identify problem loans and initiate measures for resolution. Management considers the allowance at March 31, 2003 to be adequate to provide for losses inherent in the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $56,000 or 9.7 percent for the period ended March 31, 2003 compared to the same period in 2002. Trust department fee income decreased slightly, by $3,000, between comparable periods and other operating income was unchanged between comparable periods. Service charges on deposit accounts increased $59,000 or 26.1 percent between comparable periods. Much of the increase can be attributed to fee adjustments for overdraft and non-sufficient charges that became effective on April 1, 2002.

NON-INTEREST EXPENSES

Total non-interest expenses increased $14,000 or 0.5 percent for the period ended March 31, 2003 compared to the same period in 2002. Salaries, wages and employee benefits increased $7,000 between comparable periods and other operating expenses decreased $22,000 between comparable periods. Occupancy expense of premises increased $29,000 or 19.7% between comparable periods. Much of the increase can be attributed to the harsh 2003 winter, which resulted in additional expenses for utilities and snow removal.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $33,000 or 5.9 percent between comparable periods. This increase is primarily the result of a 6.8 percent increase in Croghan's income before federal income taxes between comparable three-month periods. The Corporation's effective tax rate for the quarterly period ended March 31, 2003 was 30.9 percent and remained comparable to the 31.2 percent for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

An average federal funds sold position of $6,779,000 was maintained for the three-month period ended March 31, 2003. This compares to $5,972,000 for the three-month period ended March 31, 2002 and $7,359,000 for the twelve-month period ended December 31, 2002.

Short-term borrowings of federal funds purchased and repurchase agreements averaged $8,258,000 for the three-month period ended March 31, 2003. This compares to $9,030,000 for the three-month period ended March 31, 2002 and $9,535,000 for the twelve-month period ended December 31, 2002. Borrowings from the Federal Home Loan Bank totaled $25,500,000 at March 31, 2003 compared to $26,500,000 at December 31, 2002.

Capital expenditures for premises and equipment totaled $161,000 for the three-month period ended March 31, 2003. This compares to $102,000 for the same period in 2002. Projected expenditures in 2003 include $325,000 for new mainframe computer hardware and approximately $900,000 for upgrades to the Union Square Banking Center in Bellevue, Ohio.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in the December 31, 2002 Form 10-K.


                         ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

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


CHANGES IN INTERNAL CONTROLS

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





                             CROGHAN BANCSHARES, INC
                         -------------------------------
                                   Registrant


Date:      April 25, 2003                  /s/ Steven C. Futrell

                                           ------------------------------------
                                           Steven C. Futrell, President & CEO



Date:      April 25, 2003                  /s/ Allan E. Mehlow

                                           ------------------------------------
                                           Allan E. Mehlow, Treasurer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:      April 25, 2003                    /s/ Steven C. Futrell
                                             ----------------------------------
                                             Steven C. Futrell, President & CEO

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:      April 25, 2003                        /s/ Allan E. Mehlow
                                                 ------------------------------
                                                 Allan E. Mehlow, Treasurer