Form 10-Q
period 2003-06-30
CROGHAN BANCSHARES INC
filed 2003-07-23
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2003


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


                                 (419) 332-7301
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]





          1,899,274 common shares were outstanding as of June 30, 2003



This document contains 17 pages.

                            CROGHAN BANCSHARES, INC.
                                      Index


PART I.    FINANCIAL INFORMATION
                                                                                                          Page(s)

   Item 1.  Financial Statements                                                                          3 -  7
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         8 - 11
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      12
   Item 4.  Controls and Procedures                                                                         12

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings - None
   Item 2.  Changes in Securities and Use of Proceeds - None
   Item 3.  Defaults Upon Senior Securities - None
   Item 4.  Submission of Matters to a Vote of Security Holders
              (a) The annual meeting of shareholders of Croghan Bancshares, Inc. was held on
                  May 13, 2003.
              (b) Proxies were solicited pursuant to Regulation 14A of the Securities Exchange
                  Act of 1934.  The following directors were elected for terms expiring in 2006:
                  Michael D. Allen, Sr., Claire F. Johansen, Stephen A. Kemper, and Claude E.
                  Young.  The following Directors also remain in office with terms expiring in 2004 and 2005:  James E. Bowlus, John P. Keller, Daniel W. Lease, Allan E. Mehlow,
                   Steven C. Futrell, Robert H. Moyer, J. Terrence Wolfe, and Gary L. Zimmerman.
              (c) Matters voted upon at the annual meeting of shareholders:
                  (1) Election of Directors
                                      Nominee                       For                          Withheld
                                      --------                      ---                          --------
                                Michael D. Allen, Sr.           1,103,218                         9,714
                                Nathan G. Danziger                 43,430                        25,855
                                Claire F. Johansen              1,090,374                        22,558
                                Stephen A. Kemper               1,080,922                        32,010
                                Claude E. Young                 1,098,893                        14,039
                   (2) Shareholder proposal requesting the Board of Directors to take the steps necessary to declassify the Board
                                        For                      Against                        Abstain
                                        ---                      -------                        -------
                                      232,805                    925,640                         24,172
                   (3) Shareholder proposal requesting the Board of Directors to take the steps necessary to implement a policy to prohibit loans involving directors
                                        For                      Against                        Abstain
                                        ---                      -------                        -------
                                      154,340                  1,015,165                         13,112
                   (4) Shareholder proposal requesting the Board of Directors to adopt a Bylaw requiring each director to own at least 2,500 common shares of Croghan stock
                                        For                      Against                        Abstain
                                        ---                      -------                        -------
                                      166,492                  1,001,960                         14,165
   Item 5.  Other Information - None
   Item 6.  Exhibits and Reports on Form 8-K:
              (a) Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted               16
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President and CEO)
                  Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted               17
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Treasurer)
              (b) None


Signatures                                                                                                  13

Certifications by the President and CEO                                                                     14

Certifications by the Treasurer                                                                             15

                            CROGHAN BANCSHARES, INC.
                     Consolidated Balance Sheets (Unaudited)

                                                                                      June 30       December 31
                          ASSETS                                                       2003            2002
                                                                            (Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
     Cash and due from banks                                                        $  11,552       $  13,140
     Federal funds sold                                                                     -               -
                                                                                    ---------       ---------
                          Total cash and cash equivalents                              11,552          13,140
                                                                                    ---------       ---------
SECURITIES
     Available-for sale, at fair value                                                 70,691          65,556
     Held-to-maturity, at amortized cost, fair value of $5,044 in 2003
       and $6,005 in 2002                                                               4,907           5,881
                                                                                    ---------       ---------
                          Total securities                                             75,598          71,437
                                                                                    ---------       ---------

LOANS                                                                                 288,773         287,951
     Less:  Allowance for loan losses                                                   3,563           3,689
                                                                                    ---------       ---------
                          Net loans                                                   285,210         284,262
                                                                                    ---------       ---------

Premises and equipment, net                                                             5,764           5,743
Accrued interest receivable                                                             2,118           2,366
Goodwill                                                                                6,113           6,113
Other assets                                                                            4,390           4,269
                                                                                    ---------       ---------
TOTAL ASSETS                                                                        $ 390,745       $ 387,330
                                                                                    =========       =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
       Demand, non-interest bearing                                                 $  37,327       $  35,296
       Savings, NOW and Money Market deposits                                         136,462         130,041
       Time                                                                           136,753         137,551
                                                                                    ---------       ---------
                          Total deposits                                              310,542         302,888

     Federal funds purchased and securities sold under repurchase agreements            6,942          11,345
     Federal Home Loan Bank borrowings                                                 25,500          26,500
     Dividends payable                                                                    513             513
     Other liabilities                                                                  2,304           2,622
                                                                                    ---------       ---------
                          Total liabilities                                           345,801         343,868
                                                                                    ---------       ---------

STOCKHOLDERS' EQUITY
     Common stock, $12.50 par value.  Authorized 3,000,000 shares;
       issued 1,914,109 shares                                                         23,926          23,926
     Surplus                                                                              119             118
     Retained earnings                                                                 20,465          18,740
     Accumulated other comprehensive income (loss)                                        830           1,027
     Treasury stock, 14,835 shares in 2003 and 13,207 in 2002, at cost                   (396)           (349)
                                                                                    ---------       ---------
                          Total stockholders' equity                                   44,944          43,462
                                                                                    ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 390,745       $ 387,330
                                                                                    =========       =========

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                               Three months ended
                                                                                                     June 30
                                                                                                2003        2002
                                                                                              (Dollars in thousands,
                                                                                              except per share data)
INTEREST INCOME
     Loans, including fees                                                                     $4,833      $5,286
     Securities:
        U.S. Treasury                                                                               -          10
        Obligations of U.S. Government agencies and corporations                                  443         480
        Obligations of states and political subdivisions                                          160         126
        Other                                                                                      57          72
     Federal funds sold                                                                            24          28
                                                                                               ------      ------
                      Total interest income                                                     5,517       6,002
                                                                                               ------      ------

INTEREST EXPENSE
     Deposits                                                                                   1,342       1,773
     Other borrowings                                                                             298         343
                                                                                               ------      ------
                      Total interest expense                                                    1,640       2,116
                                                                                               ------      ------

                      Net interest income                                                       3,877       3,886

PROVISION FOR LOAN LOSSES                                                                          95         160
                                                                                               ------      ------
                      Net interest income, after provision for loan losses                      3,782       3,726
                                                                                               ------      ------

NON-INTEREST INCOME
     Trust income                                                                                 137         134
     Service charges on deposit accounts                                                          316         297
     Gain (loss) on sale of securities                                                            165           -
     Other                                                                                        201         182
                                                                                               ------      ------
                      Total non-interest income                                                   819         613
                                                                                               ------      ------

NON-INTEREST EXPENSES
     Salaries, wages and employee benefits                                                      1,400       1,370
     Occupancy of premises                                                                        170         163
     Other operating                                                                              953       1,001
                                                                                               ------      ------
                      Total non-interest expenses                                               2,523       2,534
                                                                                               ------      ------
                      Income before federal income taxes                                        2,078       1,805
FEDERAL INCOME TAXES                                                                              648         564
                                                                                               ------      ------
NET INCOME                                                                                     $1,430      $1,241
                                                                                               ======      ======

     Net income per share, based on 1,900,526 shares in 2003 and 1,908,999 shares in 2002      $ 0.75      $ 0.65
                                                                                               ======      ======
     Dividends declared, based on 1,899,274 shares in 2003 and 1,907,752 shares in 2002        $ 0.27      $ 0.24
                                                                                               ======      ======

COMPREHENSIVE INCOME                                                                           $1,357      $1,761
                                                                                               ======      ======

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                                  Six months ended
                                                                                                      June 30
                                                                                                 2003         2002
                                                                                               (Dollars in thousands,
                                                                                               except per share data)
INTEREST INCOME
     Loans, including fees                                                                     $ 9,808      $10,640
     Securities:
        U.S. Treasury                                                                               10           20
        Obligations of U.S. Government agencies and corporations                                   935          963
        Obligations of states and political subdivisions                                           308          249
        Other                                                                                      128          148
     Federal funds sold                                                                             44           52
                                                                                               -------      -------
                      Total interest income                                                     11,233       12,072
                                                                                               -------      -------

INTEREST EXPENSE
     Deposits                                                                                    2,770        3,524
     Other borrowings                                                                              622          653
                                                                                               -------      -------
                      Total interest expense                                                     3,392        4,177
                                                                                               -------      -------

                      Net interest income                                                        7,841        7,895

PROVISION FOR LOAN LOSSES                                                                          210          400
                                                                                               -------      -------
                      Net interest income, after provision for loan losses                       7,631        7,495
                                                                                               -------      -------

NON-INTEREST INCOME
     Trust income                                                                                  264          264
     Service charges on deposit accounts                                                           600          523
     Gain (loss) on sale of securities                                                             165            -
     Other                                                                                         422          403
                                                                                               -------      -------
                      Total non-interest income                                                  1,451        1,190
                                                                                               -------      -------

NON-INTEREST EXPENSES
     Salaries, wages and employee benefits                                                       2,852        2,815
     Occupancy of premises                                                                         346          311
     Other operating                                                                             1,893        1,963
                                                                                               -------      -------
                      Total non-interest expenses                                                5,091        5,089
                                                                                               -------      -------
                      Income before federal income taxes                                         3,991        3,596
FEDERAL INCOME TAXES                                                                             1,240        1,124
                                                                                               -------      -------
NET INCOME                                                                                     $ 2,751      $ 2,472
                                                                                               =======      =======

     Net income per share, based on 1,900,824 shares in 2003 and 1,910,704 shares in 2002      $  1.45      $  1.29
                                                                                               =======      =======
     Dividends declared, based on 1,899,274 shares in 2003 and 1,907,752 shares in 2002        $  0.54      $  0.48
                                                                                               =======      =======

COMPREHENSIVE INCOME                                                                           $ 2,554      $ 2,781
                                                                                               =======      =======

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                                      Six months ended
                                                                                                          June 30
                                                                                                    2003           2002
                                                                                                   (Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES                                                            $  3,458       $  3,178
                                                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of securities:
             Available-for-sale                                                                     (19,103)       (19,274)
             Held-to-maturity                                                                             -           (499)
        Proceeds from maturities of securities                                                       10,532          7,772
        Proceeds from sales of available-for-sale securities                                          3,775              -
        Net decrease (increase) in loans                                                             (1,158)        (4,328)
        Additions to premises and equipment                                                            (242)          (145)
                                                                                                   --------       --------
                        Net cash from investing activities                                           (6,196)       (16,474)
                                                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net change in deposits                                                                        7,654           (921)
        Net change in federal funds purchased and securities sold under repurchase agreements        (4,403)        (1,929)
        Net change in Federal Home Loan Bank borrowings                                              (1,000)         6,000
        Proceeds from issuance of common stock                                                           24             16
        Cash dividends paid                                                                          (1,027)          (880)
        Purchase of treasury stock                                                                      (69)          (181)
        Payment of deferred compensation                                                                (29)           (17)
                                                                                                   --------       --------
                        Net cash from financing activities                                            1,150          2,088
                                                                                                   --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                              (1,588)       (11,208)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     13,140         21,349
                                                                                                   --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 11,552       $ 10,141
                                                                                                   ========       ========

SUPPLEMENTAL DISCLOSURES
        Cash paid during the year for:
             Interest                                                                              $  3,487       $  4,278
                                                                                                   ========       ========
             Federal income taxes                                                                  $  1,318       $  1,195
                                                                                                   ========       ========

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                    Note to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


(1)  Consolidated Financial Statements

         The consolidated financial statements have been prepared by Croghan Bancshares, Inc. ("the Corporation") without audit. In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present fairly the Corporation's financial position, results of operations and changes in cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Where appropriate, the following discussion relating to Croghan Bancshares, Inc. ("Croghan" or "the Corporation") contains the insights of management into known events and trends that have or may be expected to have a material effect on Croghan's operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties.

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

The Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors including regional and national economic conditions, substantial changes in the levels of market interest rates, credit and other risks associated with lending and investing activities, and competitive and regulatory factors could affect the Corporation's financial performance and cause the actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PERFORMANCE SUMMARY

Assets totaled $390,745,000 at June 30, 2003 compared to $387,330,000 at 2002 year end. The securities category experienced the most substantial increase, totaling $75,598,000 at June 30, 2003 compared to $71,437,000 at year end. Total loans increased to $288,773,000 from $287,951,000 at year end and total deposits increased to $310,542,000 from $302,888,000 at year end.

Net income for the quarter ended June 30, 2003 was $1,430,000 or $.75 per common share compared to $1,241,000 or $.65 per common share for the same period in 2002. Net income for the six-month period ended June 30, 2003 was $2,751,000 or $1.45 per common share compared to $2,472,000 or $1.29 per common share for the same period in 2002. Operating results in 2003 remain positively impacted by an increase in non-interest income, which includes gains from the sale of securities, and a reduction in the provision for loan losses.

DEPOSITS, LOANS, SECURITIES, AND STOCKHOLDERS' EQUITY

Total deposits at June 30, 2003 increased $7,654,000 or 2.5 percent from 2002 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) increased $8,452,000 or 5.1 percent and the time deposit category decreased $798,000 or 0.6 percent. Even though there is active competition for core deposits from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms), Croghan continues to benefit from the apparent consumer preference for the safety of FDIC-insured bank deposit products.

Total loans increased $822,000 or 0.3 percent from 2002 year end. Loan categories experiencing growth from 2002 year end include a $3,606,000 increase in construction real estate loans and a $2,331,000 increase in nonresidential real estate loans. Loan categories experiencing contraction from 2002 year end include a $2,198,000 decline in residential real estate loans, a $1,653,000 decline in consumer loans, a $958,000 decline in commercial loans, and a $306,000 decline in credit card loans. Although the national and local economic climates remain tenuous, loan volume was much improved during the second quarter of 2003 as compared with the first quarter of 2003.

Total securities increased by $4,161,000 or 5.8 percent from 2002 year end. Given the relatively soft loan demand coupled with an increase in deposits, available funds have been deployed into the securities portfolio.

Stockholders' equity at June 30, 2003 increased to $44,944,000 or $23.66 book value per common share compared to $43,462,000 or $22.86 book value per common share at December 31, 2002. The balance in stockholders' equity at June 30, 2003 included accumulated other comprehensive income consisting of net unrealized gains on securities classified as available-for-sale. At June 30, 2003, Croghan held $70,691,000 in available-for-sale securities with an unrealized gain of $830,000, net of income taxes. This compares to 2002 year-end holdings of $65,556,000 in available-for-sale securities with an unrealized gain of $1,027,000, net of income taxes.

Beginning in February, 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through August 1, 2003. Since the inception of the program, a total of 16,900 shares have been repurchased as treasury shares. The 14,835 treasury shares held as of June 30, 2003 and 13,207 shares held as of December 31, 2002 are reported at their acquired cost. Consistent with the Corporation's quarterly dividend policy, a cash dividend of $.27 per share was declared on June 10, 2003 payable on July 31, 2003.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, decreased $9,000 for the quarter ended June 30, 2003 compared to the same period in 2002, and decreased $54,000 for the six-month period ended June 30, 2003 as compared to the same period in 2002. The net interest yield (net interest income divided by average interest-earning assets) was 4.26 percent for the quarter ended June 30, 2003 compared to 4.49 percent for the quarter ended June 30, 2002, and was 4.34 percent for the six-month period ended June 30, 2003 compared to 4.62 percent for the same period in 2002. Continued downward pressure on net interest yield is anticipated throughout the remainder of 2003.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

                                                                 Six months ended              Six months ended
                                                                   June 30, 2003                June 30, 2002
                                                                            (Dollars in thousands)

Provision for loan losses charged to expense                          $   210                       $  400

Net loan charge-offs                                                      336                          196

Net loan charge-offs as a percent of
   average outstanding loans                                              .12%                         .07%

The following table details additional factors relating to the provision and allowance for loan losses at the dates indicated:

                                                                June 30, 2003       December 31, 2002
                                                                       (Dollars in thousands)

Nonaccrual loans                                                    $ 2,640              $  2,137
Loans contractually past due 90 days or more
   and still accruing interest                                        1,115                 1,489
Restructured loans                                                        -                     -
Potential problem loans, other than those
   past due 90 days or more, nonaccrual,
   or restructured                                                    8,627                 7,791
                                                                -----------           -----------
Total potential problem or non-performing loans                     $12,382               $11,417
                                                                ===========           ===========

Allowance for loan losses                                          $  3,563               $ 3,689

Allowance for loan losses as a percent
    of period-end loans                                               1.23%                 1.28%

The provision for loan losses for the first six months of 2003 totaled $210,000 compared to $400,000 for the same period in 2002. Actual net loan charge offs were $336,000 for the first six months of 2003 compared to $196,000 during the same period in 2002. The lower provision in 2003 reflects a more stable trend in the loan portfolio coupled with an improving outlook for the local and national economies.

Total potential problem or non-performing loans amounted to $12,382,000 at June 30, 2003 compared to $11,417,000 at December 31, 2002, an increase of $965,000 or 8.5 percent. The various components of potential problem and non-performing loans are summarized in the preceding table. Nonaccrual loans include one nonresidential real estate loan with an outstanding balance of $794,000 at June 30, 2003 and December 31, 2002. Potential problem loans include one nonresidential real estate loan with an outstanding balance of $3,153,000 at June 30, 2003 and $3,221,000 at December 31, 2002. Both loans appear to be adequately collateralized by commercial real estate based upon the latest appraised values on file. Additionally, the potential problem loan is not currently past due and, since origination, has never been more than 10 days past due. All of the above-noted asset quality trends will continue to be monitored throughout 2003 to ensure adequate provisions for loan losses are made in a timely manner.

It is the Corporation's policy to maintain the allowance for loan losses at a level sufficient to provide for reasonably foreseeable losses and a loan review process is conducted by an outside consulting firm to help achieve this objective. To further strengthen the loan review function, Croghan added a credit analyst to its staff in December, 2002. This additional staff member supplements the loan review process and aids in the early identification of problem loans. One primary objective of Croghan's loan policy, loan review process, and credit analyst staff position is to readily identify problem loans and to initiate measures for resolution. Management considers the allowance at June 30, 2003 to be adequate to provide for losses identified as well as inherent in the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $206,000 or 33.6 percent for the quarter ended June 30, 2003 compared to the same period in 2002, and increased $261,000 or 21.9 percent for the six-month period ended June 30, 2003 compared to the same period in 2002. The most significant factor contributing to the increase were gains on the sale of securities of $165,000 for the quarterly and six-month periods ended June 30, 2003 compared with no such gains reported in 2002. The gains were realized upon the sale of U.S. Government Agency securities with approximately two years remaining until their stated final maturity. Alternative U.S. Government Agency securities maturing over slightly a longer time horizon (i.e., three to five years) were purchased to replace those securities that were sold.

Service charges on deposit accounts increased by $19,000 between comparable quarterly periods and $77,000 between comparable six-month periods. Much of the year-to-date increase in 2003 can be attributed to fee adjustments for overdraft and non-sufficient charges that became effective on April 1, 2002.

NON-INTEREST EXPENSES

Total non-interest expenses decreased $11,000 or 0.4 percent for the quarter ended June 30, 2003 compared to the same period in 2002, and increased $2,000 for the six-month period ended June 30, 2003 compared to the same period in 2002. Salaries, wages and employee benefits increased $30,000 between comparable quarterly periods and $37,000 between comparable six-month periods.

Occupancy expense of premises increased $7,000 between comparable quarterly periods and $35,000 between comparable six-month periods. Much of the year-to-date increase in 2003 can be attributed to the harsh 2003 winter, which resulted in additional expenses for utilities and snow removal. Other operating expenses decreased $48,000 between comparable quarterly periods and $70,000 between comparable six-month periods.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $84,000 or 14.9 percent between comparable quarterly periods and $116,000 or 10.3 percent between comparable six-month periods. These increases in both periods result from the improvement in Croghan's income before federal income taxes. The Corporation's effective tax rate for the six months ended June 30, 2003 was 31.1 percent and remained comparable to the 31.3 percent for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

An average federal funds sold position of $7,218,000 was maintained for the six-month period ended June 30, 2003. This compares to $5,916,000 for the six-month period ended June 30, 2002 and $7,359,000 for the twelve-month period ended December 31, 2002.

Short-term borrowings of federal funds purchased and repurchase agreements averaged $8,388,000 for the six-month period ended June 30, 2003. This compares to $8,781,000 for the six-month period ended June 30, 2002 and $9,535,000 for the twelve-month period ended December 31, 2002. Borrowings from the Federal Home Loan Bank totaled $25,500,000 at June 30, 2003 compared to $26,500,000 at December 31, 2002.

Capital expenditures for premises and equipment totaled $242,000 for the six-month period ended June 30, 2003 compared to $145,000 for the same period in 2002. Projected remaining expenditures in 2003 include $325,000 for a new mainframe computer system and approximately $1,000,000 for renovation of the Union Square Banking Center in Bellevue, Ohio.

         ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in the December 31, 2002 Form 10-K.


         ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Croghan's chief executive officer and its treasurer are charged with making an evaluation of Croghan's disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. Croghan's chief executive officer and treasurer have concluded, based upon an evaluation of these controls and procedures within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, that Croghan's disclosure controls and procedures are effective to ensure that material information relating to Croghan is made known to them, particularly during the period for which the periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.


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





                             CROGHAN BANCSHARES, INC
                         -------------------------------
                                   Registrant


Date:      July 23, 2003                /s/ Steven C. Futrell
                                        ----------------------------------
                                        Steven C. Futrell, President & CEO



Date:      July 23, 2003                /s/ Allan E. Mehlow
                                        ----------------------------------
                                        Allan E. Mehlow, Treasurer

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


Date:      July 23, 2003              /s/ Steven C. Futrell
                                      ---------------------------------------
                                      Steven C. Futrell, President & CEO

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


Date:      July 23, 2003                     /s/ Allan E. Mehlow
                                             ----------------------------------
                                             Allan E. Mehlow, Treasurer