Form 10-Q
period 2003-09-30
CROGHAN BANCSHARES INC
filed 2003-10-23
CIK 887149

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003


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





        1,899,508 common shares were outstanding as of September 30, 2003



This document contains 23 pages.

                            CROGHAN BANCSHARES, INC.
                                      Index

PART I.    FINANCIAL INFORMATION                                                                            Page(s)

   Item 1.  Financial Statements                                                                             3 -  7
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            8 - 12
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         12
   Item 4.  Controls and Procedures                                                                            12

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                                  13
   Item 2.  Changes in Securities and Use of Proceeds                                                          13
   Item 3.  Defaults Upon Senior Securities                                                                    13
   Item 4.  Submission of Matters to a Vote of Security Holders                                                13
   Item 5.  Other Information                                                                                  13
   Item 6.  Exhibits and Reports on Form 8-K
                 (a)      Exhibit 10(v) - Supplemental Death Benefit Agreement                              15 - 19
                          Exhibit 31.1 - Certification of the President and CEO Pursuant to Section 302        20
                             of the Sarbanes-Oxley Act 2002
                          Exhibit 31.2 - Certification of the Treasurer Pursuant to Section 302 of the         21
                             Sarbanes-Oxley Act of 2002
                          Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted          22
                             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President and CEO)
                          Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted          23
                             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Treasurer)
                 (b)      Form 8-K dated July 23, 2003 was filed on July 23, 2003 announcing the continuation of a stock repurchase program effective on August 1, 2003.

Signatures                                                                                                     14



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CROGHAN BANCSHARES, INC.
                     Consolidated Balance Sheets (Unaudited)

                                                                                         September 30,             December 31,
                            ASSETS                                                           2003                      2002
                                                                                         (Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
        Cash and due from banks                                                            $  10,500                 $  13,140
        Federal funds sold                                                                      --                        --
                                                                                           ---------                 ---------
                            Total cash and cash equivalents                                   10,500                    13,140
                                                                                           ---------                 ---------
SECURITIES

        Available-for sale, at fair value                                                     60,839                    65,556
        Held-to-maturity, at amortized cost, fair value of $5,020 in 2003 and
           $6,005 in 2002                                                                      4,921                     5,881
                                                                                           ---------                 ---------
                            Total securities                                                  65,760                    71,437
                                                                                           ---------                 ---------

LOANS                                                                                        300,543                   287,951
        Less:  Allowance for loan losses                                                       3,433                     3,689
                                                                                           ---------                 ---------
                            Net loans                                                        297,110                   284,262
                                                                                           ---------                 ---------

Premises and equipment, net                                                                    5,930                     5,743
Accrued interest receivable                                                                    2,158                     2,366
Goodwill                                                                                       6,113                     6,113
Other assets                                                                                   9,547                     4,269
                                                                                           ---------                 ---------
TOTAL ASSETS                                                                               $ 397,118                 $ 387,330
                                                                                           =========                 =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
        Deposits:

           Demand, non-interest bearing                                                    $  35,579                 $  35,296
           Savings, NOW and Money Market deposits                                            134,038                   130,041
           Time                                                                              135,899                   137,551
                                                                                           ---------                 ---------
                            Total deposits                                                   305,516                   302,888

        Federal funds purchased and securities sold under repurchase agreements               10,618                    11,345
        Federal Home Loan Bank borrowings                                                     32,500                    26,500
        Dividends payable                                                                        513                       513
        Other liabilities                                                                      2,500                     2,622
                                                                                           ---------                 ---------
                            Total liabilities                                                351,647                   343,868
                                                                                           ---------                 ---------

STOCKHOLDERS' EQUITY
        Common stock, $12.50 par value.  Authorized 3,000,000 shares;
           issued 1,914,109 shares                                                            23,926                    23,926
        Surplus                                                                                  120                       118
        Retained earnings                                                                     21,264                    18,740
        Accumulated other comprehensive income (loss)                                            550                     1,027
        Treasury stock, 14,601 shares in 2003 and 13,207 in 2002, at cost                       (389)                     (349)
                                                                                           ---------                 ---------
                            Total stockholders' equity                                        45,471                    43,462
                                                                                           ---------                 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 397,118                 $ 387,330
                                                                                           =========                 =========

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                                    Three months ended
                                                                                                       September 30
                                                                                                     2003         2002
                                                                                                  (Dollars in thousands,
                                                                                                  except per share data)
INTEREST INCOME
        Loans, including fees                                                                       $4,845        $5,384
        Securities:
           U.S. Treasury                                                                              --              11
           Obligations of U.S. Government agencies and corporations                                    354           462
           Obligations of states and political subdivisions                                            164           125
           Other                                                                                        59            76
        Federal funds sold                                                                               1            27
                                                                                                    ------        ------
                            Total interest income                                                    5,423         6,085
                                                                                                    ------        ------

INTEREST EXPENSE
        Deposits                                                                                     1,224         1,735
        Other borrowings                                                                               300           392
                                                                                                    ------        ------
                            Total interest expense                                                   1,524         2,127
                                                                                                    ------        ------

                            Net interest income                                                      3,899         3,958

PROVISION FOR LOAN LOSSES                                                                              110           180
                                                                                                    ------        ------
                            Net interest income, after provision for loan losses                     3,789         3,778
                                                                                                    ------        ------

NON-INTEREST INCOME
        Trust income                                                                                   136           131
        Service charges on deposit accounts                                                            320           316
        Gain (loss) on sale of securities                                                             --            --
        Other                                                                                          237           325
                                                                                                    ------        ------
                            Total non-interest income                                                  693           772
                                                                                                    ------        ------

NON-INTEREST EXPENSES
        Salaries, wages and employee benefits                                                        1,435         1,405
        Occupancy of premises                                                                          156           159
        Other operating                                                                              1,003         1,124
                                                                                                    ------        ------
                            Total non-interest expenses                                              2,594         2,688
                                                                                                    ------        ------
                            Income before federal income taxes                                       1,888         1,862
FEDERAL INCOME TAXES                                                                                   576           584
                                                                                                    ------        ------
NET INCOME                                                                                          $1,312        $1,278
                                                                                                    ======        ======

        Net income per share, based on 1,899,384 shares in 2003 and 1,906,582 shares in 2002        $ 0.69        $ 0.67
                                                                                                    ======        ======
        Dividends declared, based on 1,899,508 shares in 2003 and 1,906,097 shares in 2002          $ 0.27        $ 0.25
                                                                                                    ======        ======

COMPREHENSIVE INCOME                                                                                $1,032        $1,591
                                                                                                    ======        ======


See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                                                      Nine months ended
                                                                                                         September 30
                                                                                                      2003          2002
                                                                                                    (Dollars in thousands,
                                                                                                    except per share data)
INTEREST INCOME
        Loans, including fees                                                                       $14,653        $16,024
        Securities:
           U.S. Treasury                                                                                 10             31
           Obligations of U.S. Government agencies and corporations                                   1,289          1,425
           Obligations of states and political subdivisions                                             472            374
           Other                                                                                        187            224
        Federal funds sold                                                                               45             79
                                                                                                    -------        -------
                            Total interest income                                                    16,656         18,157
                                                                                                    -------        -------

INTEREST EXPENSE
        Deposits                                                                                      3,994          5,260
        Other borrowings                                                                                922          1,044
                                                                                                    -------        -------
                            Total interest expense                                                    4,916          6,304
                                                                                                    -------        -------

                            Net interest income                                                      11,740         11,853

PROVISION FOR LOAN LOSSES                                                                               320            580
                                                                                                    -------        -------
                            Net interest income, after provision for loan losses                     11,420         11,273
                                                                                                    -------        -------

NON-INTEREST INCOME
        Trust income                                                                                    400            395
        Service charges on deposit accounts                                                             920            838
        Gain (loss) on sale of securities                                                               165           --
        Other                                                                                           659            729
                                                                                                    -------        -------
                            Total non-interest income                                                 2,144          1,962
                                                                                                    -------        -------

NON-INTEREST EXPENSES
        Salaries, wages and employee benefits                                                         4,287          4,221
        Occupancy of premises                                                                           502            469
        Other operating                                                                               2,896          3,086
                                                                                                    -------        -------
                            Total non-interest expenses                                               7,685          7,776
                                                                                                    -------        -------
                            Income before federal income taxes                                        5,879          5,459
FEDERAL INCOME TAXES                                                                                  1,816          1,708
                                                                                                    -------        -------
NET INCOME                                                                                          $ 4,063        $ 3,751
                                                                                                    =======        =======

        Net income per share, based on 1,900,339 shares in 2003 and 1,909,315 shares in 2002        $  2.14        $  1.96
                                                                                                    =======        =======
        Dividends declared, based on 1,899,508 shares in 2003 and 1,906,097 shares in 2002          $  0.81        $  0.73
                                                                                                    =======        =======

COMPREHENSIVE INCOME                                                                                $ 3,586        $ 4,373
                                                                                                    =======        =======

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                                        Nine months ended
                                                                                                           September 30
                                                                                                       2003             2002
                                                                                                      (Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES                                                              $  5,472         $  4,957
                                                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of securities:
                     Available-for-sale                                                               (19,103)         (23,693)
                     Held-to-maturity                                                                    --               (599)
        Proceeds from maturities of securities                                                         19,621           10,729
        Proceeds from sales of available-for-sale securities                                            3,775             --
        Purchase of bank-owned life insurance policies                                                 (5,000)            --
        Net decrease (increase) in loans                                                              (13,168)          (4,941)
        Additions to premises and equipment                                                              (531)            (231)
                                                                                                     --------         --------
                                    Net cash from investing activities                                (14,406)         (18,735)
                                                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net change in deposits                                                                          2,628            7,654
        Net change in federal funds purchased and securities sold under repurchase agreements            (727)          (4,281)
        Net change in Federal Home Loan Bank borrowings                                                 6,000           10,500
        Proceeds from issuance of common stock                                                             31               25
        Cash dividends paid                                                                            (1,539)          (1,337)
        Purchase of treasury stock                                                                        (70)            (235)
        Payment of deferred compensation                                                                  (29)             (17)
                                                                                                     --------         --------
                                     Net cash from financing activities                                 6,294           12,309
                                                                                                     --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                (2,640)          (1,469)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       13,140           21,349
                                                                                                     --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $ 10,500         $ 19,880
                                                                                                     ========         ========

SUPPLEMENTAL DISCLOSURES
        Cash paid during the year for:

                     Interest                                                                        $  4,983         $  6,381
                                                                                                     ========         ========
                     Federal income taxes                                                            $  1,868         $  1,825
                                                                                                     ========         ========

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                    Note to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

(1)  Consolidated Financial Statements

         The consolidated financial statements have been prepared by Croghan Bancshares, Inc. ("the Corporation") without audit. In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present fairly the Corporation's consolidated financial position, results of operations and changes in cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

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

PERFORMANCE SUMMARY

Assets totaled $397,118,000 at September 30, 2003 compared to $387,330,000 at 2002 year end. Total loans experienced the most substantial change, increasing to $300,543,000 at September 30, 2003 compared to $287,951,000 at year end. Total securities decreased to $65,760,000 from $71,437,000 at year end and total deposits increased to $305,516,000 from $302,888,000 at year end.

Net income for the quarter ended September 30, 2003 was $1,312,000 or $.69 per common share compared to $1,278,000 or $.67 per common share for the same period in 2002. Net income for the nine-month period ended September 30, 2003 was $4,063,000 or $2.14 per common share compared to $3,751,000 or $1.96 per common share for the same period in 2002. Year-to-date operating results in 2003 remain positively impacted by an increase in non-interest income, which includes gains from the sale of securities, a decrease in non-interest expenses, and a reduction in the provision for loan losses.

FINANCIAL POSITION

The following comments are based upon a comparison of Croghan's financial position at September 30, 2003 to 2002 year end.

Total loans increased $12,592,000 or 4.4 percent from 2002 year end. Loan categories experiencing growth from 2002 year end include a $1,402,000 increase in commercial loans, a $2,863,000 increase in residential real estate loans, a $5,710,000 increase in nonresidential real estate loans, and a $4,696,000 increase in construction real estate loans. Loan categories experiencing contraction from 2002 year end include a $1,832,000 decline in consumer loans and a $247,000 decline in credit card loans.

Total securities decreased $5,677,000 or 7.9 percent from 2002 year end as available funds have been deployed from the securities portfolio to support the continued growth of the loan portfolio. Other assets increased $5,278,000 from year end, primarily due to Croghan's $5,000,000 investment in bank-owned life insurance that occurred during the third quarter of 2003.

Total deposits increased $2,628,000 or 0.9 percent from 2002 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) increased $4,280,000 or 2.6 percent and the time deposit category decreased $1,652,000 or 1.2 percent. The competition for core deposits from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms) remains quite strong. Croghan continues to balance the intense pressure on interest margin along with the deposit growth needs to fund ongoing loan demand.

Stockholders' equity at September 30, 2003 increased to $45,471,000 or $23.94 book value per common share compared to $43,462,000 or $22.86 book value per common share at December 31, 2002. The balance in stockholders' equity at September 30, 2003 included accumulated other comprehensive income consisting of net unrealized gains on securities classified as available-for-sale. At September 30, 2003, Croghan held $60,839,000 in available-for-sale securities with an unrealized gain of $550,000, net of income taxes. This compares to 2002 year-end holdings of $65,556,000 in available-for-sale securities with an unrealized gain of $1,027,000, net of income taxes.

Beginning in February, 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through February 1, 2004. Since the inception of the program, a total of 16,900 shares have been repurchased as treasury shares. The 14,601 treasury shares held as of September 30, 2003 and 13,207 shares held as of December 31, 2002 are reported at their acquired cost. Consistent with the Corporation's quarterly dividend policy, a cash dividend of $.27 per share was declared on September 9, 2003 payable on October 31, 2003.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, decreased $59,000 for the quarter ended September 30, 2003 compared to the same period in 2002, and decreased $113,000 for the nine-month period ended September 30, 2003 as compared to the same period in 2002.

The net interest yield (net interest income divided by average interest-earning assets) was 4.27 percent for the quarter ended September 30, 2003 compared to
4.47 percent for the quarter ended September 30, 2002, and was 4.32 percent for the nine-month period ended September 30, 2003 compared to 4.56 percent for the same period in 2002. The downward pressure on net interest yield that has occurred throughout the first nine months of 2003 will likely continue for the remainder of the year.

As future economic conditions improve, both market and managed interest rates will likely increase. Any managed interest rate increases would help relieve the pressure on interest margin and afford an opportunity for improvement. When such increases could occur is pure speculation and thus the timing of any possible interest margin improvement cannot be determined.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

                                                   Nine months ended            Nine months ended
                                                  September 30, 2003           September 30, 2002
                                                               (Dollars in thousands)

Provision for loan losses charged to expense            $   320                     $  580

Net loan charge-offs                                        576                        293

Net loan charge-offs as a percent of
   average outstanding loans                                .20%                       .10%

The following table details additional factors relating to the provision and allowance for loan losses at the dates indicated:

                                                  September 30, 2003           December 31, 2002
                                                               (Dollars in thousands)

Nonaccrual loans                                              $ 2,526                    $ 2,137
Loans contractually past due 90 days or more
   and still accruing interest                                    851                      1,489

Restructured loans                                                  -                          -
Potential problem loans, other than those
   past due 90 days or more, nonaccrual,
   or restructured                                             13,983                      7,791
                                                              -------                     ------
Total potential problem or non-performing loans               $17,360                    $11,417
                                                              -======                    ======-

Allowance for loan losses                                     $ 3,433                    $ 3,689

Allowance for loan losses as a percent
    of period-end loans                                          1.14%                      1.28%

The provision for loan losses for the first nine months of 2003 totaled $320,000 compared to $580,000 for the same period in 2002. Actual net loan charge offs were $576,000 for the first nine months of 2003 compared to $293,000 during the same period in 2002. The lower provision in 2003 reflects the earlier identification of loss potential (in 2002), which has now been realized in 2003. The trend in potential problem and non-performing loans, along with a more specific discussion related to individual borrowers, is contained in the following paragraphs.

Total potential problem and non-performing loans, which are summarized in the preceding table, increased $5,943,000 or 52.1 percent to $17,360,000 at September 30, 2003 compared to $11,417,000 at December 31, 2002. Nonaccrual loans increased $389,000 between periods and include one nonresidential real estate loan with an outstanding balance of $794,000 at September 30, 2003 and December 31, 2002. Potential problem loans noted for both periods include one nonresidential real estate loan with an outstanding balance of $3,153,000 at September 30, 2003 and $3,119,000 at December 31, 2002. This potential problem loan is not currently past due and, since origination, has never been more than 10 days past due. These two loans appear to be adequately collateralized by commercial real estate based upon the latest appraised values on file.

There were two additional rather significant potential problem loans identified during the third quarter of 2003. The first being a nonresidential real estate loan, collateralized by farm land, with a balance of $1,879,000 at September 30, 2003. The second is also a nonresidential real estate loan, collateralized by a hotel complex, with a balance of $1,134,000. These loans also appear to be adequately collateralized based upon the latest appraised values on file. All of the above-noted asset quality trends will continue to be monitored throughout 2003 to ensure adequate provisions for loan losses are made in a timely manner.

It is the Corporation's policy to maintain the allowance for loan losses at a level sufficient to provide for reasonably foreseeable losses and a loan review process is conducted by an outside consulting firm to help achieve this objective. To further strengthen the loan review function, Croghan added a credit analyst to its staff in December, 2002. This additional staff member supplements the loan review process and aids in the early identification of problem loans. One primary objective of Croghan's loan policy, loan review process, and credit analyst staff position is to readily identify problem loans and to initiate measures for resolution. Management considers the allowance at September 30, 2003 to be adequate to provide for losses identified as well as inherent in the loan portfolio.

NON-INTEREST INCOME

Total non-interest income decreased $79,000 or 10.2 percent for the quarter ended September 30, 2003 compared to the same period in 2002, and increased $182,000 or 9.3 percent for the nine-month period ended September 30, 2003 compared to the same period in 2002. The most significant factor contributing to the year-to-date increase in 2003 were gains on the sale of securities totaling $165,000 during the nine-month period ended September 30, 2003 compared with no such gains reported in 2002. The gains were realized upon the sale of U.S. Government Agency securities with approximately two years remaining until their stated final maturity. Alternative U.S. Government Agency securities maturing over slightly longer time horizons (i.e., three to five years) were purchased to replace those that were sold.

Service charges on deposit accounts increased $4,000 between comparable quarterly periods and $82,000 between comparable nine-month periods. Much of the year-to-date increase in 2003 can be attributed to fee adjustments for overdraft and non-sufficient charges that became effective on April 1, 2002.

NON-INTEREST EXPENSES

Total non-interest expenses decreased $94,000 or 3.5 percent for the quarter ended September 30, 2003 compared to the same period in 2002, and decreased $91,000 or 1.2 percent for the nine-month period ended September 30, 2003 compared to the same period in 2002. Salaries, wages and employee benefits increased $30,000 between comparable quarterly periods and $66,000 between comparable nine-month periods.

Occupancy expense of premises decreased $3,000 between comparable quarterly periods and increased $33,000 between comparable nine-month periods. Much of the year-to-date increase in 2003 can be attributed to the harsh winter conditions, which resulted in additional expenses for utilities and snow removal. Other operating expenses decreased $121,000 between comparable quarterly periods and $190,000 between comparable nine-month periods as the direct result of expense control measures throughout 2003.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense decreased $8,000 or 1.4 percent between comparable quarterly periods and increased $108,000 or 6.3 percent between comparable nine-month periods. The increase in tax expense for the year-to-date period is the result of an improvement in Croghan's income before federal income taxes. The Corporation's effective tax rate for the nine months ended September 30, 2003 was 30.9 percent and remained comparable to the 31.3 percent for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

An average federal funds sold position of $4,939,000 was maintained for the nine-month period ended September 30, 2003. This compares to $6,250,000 for the nine-month period ended September 30, 2002 and $7,359,000 for the twelve-month period ended December 31, 2002.

Short-term borrowings of federal funds purchased and repurchase agreements averaged $8,953,000 for the nine-month period ended September 30, 2003. This compares to $8,781,000 for the nine-month period ended September 30, 2002 and $9,282,000 for the twelve-month period ended December 31, 2002. Borrowings from the Federal Home Loan Bank totaled $32,500,000 at September 30, 2003 compared to $26,500,000 at December 31, 2002.

Capital expenditures for premises and equipment totaled $531,000 for the nine-month period ended September 30, 2003 compared to $231,000 for the same period in 2002. The projected remaining expenditures in 2003 include approximately $325,000 for a new mainframe computer system and an additional $750,000 to complete the renovation of the Union Square Banking Center in Bellevue, Ohio.

         ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in the December 31, 2002 Form 10-K.

         ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

With the participation of our management, including our chief executive officer and treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and treasurer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Croghan and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS -  None

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

         ITEM 5.  OTHER INFORMATION - None

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10(v) - Supplemental Death Benefit Agreement
Exhibit 31.1  - Certification of the President and CEO Pursuant to Section 302
                     of the Sarbanes-Oxley Act 2002
Exhibit 31.2  - Certification of the Treasurer Pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002
Exhibit 32.1  - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President and CEO)
Exhibit 32.2  - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Treasurer)
Form 8-K - A Form 8-K dated July 23, 2003 was filed on July 23, 2003 announcing the continuation of a stock repurchase program effective on August 1, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CROGHAN BANCSHARES, INC

                         -------------------------------
                                   Registrant

Date:      October 23, 2003                         /s/ Steven C. Futrell
                                             ----------------------------------
                                             Steven C. Futrell, President & CEO

Date:      October 23, 2003                        /s/ Allan E. Mehlow
                                             ----------------------------------
                                             Allan E. Mehlow, Treasurer