Form 10-K
period 2003-12-31
CROGHAN BANCSHARES INC
filed 2004-03-19
CIK 887149

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

       [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 2003.

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

The aggregate market value of the common stock, par value $12.50 per share, held by non-affiliates as of June 30, 2003, based on the closing price quoted on the OTC Bulletin Board, was $51,817,073.

The number of shares outstanding for the registrant's sole class of common equity as of January 31, 2004 was 1,899,840 shares of common stock, par value $12.50 per share.

This document contains 87 pages. The Exhibit Index is on pages 25 and 26 and also immediately preceding the filed exhibits on page 30.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2003 - PART II of Form 10-K.

Portions of Proxy Statement dated April 2, 2004 for the 2004 Annual Meeting of Shareholders - PART III of Form 10-K.

                                      INDEX

Part I
      Item 1.     Business                                                       4 - 20
      Item 2.     Properties                                                      21
      Item 3.     Legal Proceedings                                               21
      Item 4.     Submission of Matters to a Vote of Security Holders             21

Part II
      Item 5.     Market for Registrant's Common Equity, Related Stockholder      22
                    Matters and Issuer Purchases of Equity Securities
      Item 6.     Selected Financial Data                                         22
      Item 7.     Management's Discussion and Analysis                            22
                    of Financial Condition and Results of Operations
      Item 7A.    Quantitative and Qualitative Disclosures About Market Risk      22
      Item 8.     Financial Statements and Supplementary Data                     22
      Item 9.     Changes in and Disagreements with Accountants on                22
                    Accounting and Financial Disclosure
      Item 9A.    Controls and Procedures                                         23

Part III
      Item 10.    Directors and Executive Officers of the Registrant              23
      Item 11.    Executive Compensation                                          23
      Item 12.    Security Ownership of Certain Beneficial Owners                 24
                    and Management
      Item 13.    Certain Relationships and Related Transactions                  24
      Item 14.    Principal Accountant Fees and Services                          24

Part IV
      Item 15.    Exhibits, Financial Statement Schedules, and Reports          25 - 26
                     on Form 8-K

Signatures                                                                        27

                                     PART I

                                ITEM 1. BUSINESS

                                     GENERAL

Croghan Bancshares, Inc. (the "Corporation"), was organized under the laws of the State of Ohio on September 27, 1983, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). As the result of a reorganization effective in 1984, the Corporation acquired all of the voting shares of The Croghan Colonial Bank (the "Bank"), an Ohio chartered bank organized in 1888. The Bank is the only subsidiary of the Corporation and substantially all of the Corporation's operations are conducted through the Bank. The principal offices of both the Corporation and the Bank are located at 323 Croghan Street, Fremont, Ohio. The Bank operates eight Ohio branch offices: one in Bellevue, one in Clyde, three in Fremont, one in Green Springs, one in Monroeville, and one in Port Clinton.

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

The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:

                                                    December 31,
                                ---------------------------------------------------
                                  2003       2002       2001       2000      1999
                                --------   --------   --------   --------  --------
                                               (Dollars in thousands)
Type of Loan: (1)
   Commercial, financial and
   agricultural (2)             $ 39,814   $ 35,913   $ 32,648   $ 31,040   $ 31,057
   Real estate - mortgage        213,402    200,373    184,533    173,447    155,615
   Real estate - construction     11,564      7,514     10,762        960        506
   Consumer                       38,705     41,315     47,831     50,714     49,682
   Credit card and other           2,807      2,836      2,592      2,694      2,549
                                --------   --------   --------   --------   --------
                                $306,292   $287,951   $278,366   $258,855   $239,409
                                ========   ========   ========   ========   ========

(1)   The Bank made no foreign loans in 2003, 2002, 2001, 2000, or 1999.

(2) Lease financing receivables, included in commercial, financial and agricultural, were $1,986,000 in 2003, $1,213,000 in 2002, $1,176,000 in
      2001, $221,000 in 2000, and $290,000 in 1999.

LOAN MATURITY SCHEDULE. The following table sets forth certain information, as of December 31, 2003, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges after 2003:

                                                                 Maturing
                                             -------------------------------------------------
                                                          After one
                                              Within      but within      After
                                             one year     five years    five years      Total
                                             -------       -------       -------       -------
                                                           (Dollars in thousands)
Commercial, financial and agricultural       $ 1,608       $ 9,680       $28,526       $39,814
Real estate - construction                     4,824         2,685         4,055        11,564
                                             -------       -------       -------       -------
   Total                                     $ 6,432       $12,365       $32,581       $51,378
                                             =======       =======       =======       =======

                                                Interest
                                              Sensitivity
                                          ---------------------
                                           Fixed       Variable
                                            Rate         Rate
                                          -------       -------
                                          (Dollars in thousands)
Due after one but within five years       $ 3,530       $ 8,835
Due after five years                        4,925        27,656
                                          -------       -------
                                          $ 8,455       $36,491
                                          =======       =======

The above maturity information is based on the contract terms at December 31, 2003, and does not include any possible "rollover" at maturity date. In the normal course of business, the Bank considers and acts upon the borrower's request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower's credit history, the collateral securing the loan, and the purpose for such request.

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

At December 31, 2003, the Bank had $39,814,000, or 13.0% of total loans, invested in commercial, financial and agricultural loans, $40,000 of which was non-performing (i.e., those loans in nonaccrual status or past due 90 days or more).

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

At December 31, 2003, the Bank had a total of $91,513,000, or 29.9% of total loans, invested in nonresidential real estate loans, a majority of which were secured by properties located in the Northwestern Ohio area. At December 31, 2003, the Bank had $641,000 of non-performing loans of this type.

The Bank's residential real estate loans have either fixed or adjustable interest rates. Interest rates on ARMs adjust either every six months or every five years based upon the national prime rate in effect at the time of the applicable rate change. The six-month ARMs typically have periodic adjustment caps of .5% and lifetime caps of 5%. The five-year ARMs typically have periodic adjustment caps of 2% and lifetime caps of 5%. The maximum amortization period for such loans is 30 years, although a 20-year term is the most common. The Bank does not engage in the practice of deeply discounting the initial rates on such loans, nor does the Bank engage in the practice of putting payment caps on loans which could lead to negative amortization. In addition to a fixed-rate loan program, where the loan is retained and serviced by the Bank, loans are also originated on behalf of a national provider of residential mortgage loan products. The provider pays a commission to the Bank at the time of closing and then typically sells such loans in the secondary market (e.g., to Freddie Mac or Fannie Mae) while retaining the servicing and related support functions (e.g., tax reporting and escrow accounting). The establishment of this arrangement allows the Bank to maintain its customer relationships by providing very competitive residential real estate loan offerings, while at the same time eliminating the risks associated with long-term fixed-rate mortgage loan financing.

The Bank limits the amount of each residential real estate loan in relationship to the appraised value of the real estate and improvements at the time of origination of a residential real estate loan. The maximum LTV on residential real estate loans made by the Bank is 90%, subject to certain exceptions.

The aggregate amount of the Bank's residential real estate loans equaled $121,889,000 at December 31, 2003, and represented 39.8% of total loans at such date. At December 31, 2003, the Bank had $1,606,000 of non-performing loans of this type.

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

Construction loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developed properties due to the effects of general economic conditions on real estate developments, developers, managers, and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to accurately evaluate the LTVs and the total loan funds required to complete a project. In the event that a default or foreclosure on a construction or land development loan occurs, the Bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2003, a total of $11,564,000, or 3.8% of the Bank's total loans, consisted of construction loans, with no such loans in the non-performing category.

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

Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage or depreciation, and the remaining deficiency may not warrant further collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness, or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans. At December 31, 2003, the Bank had $38,705,000, or 12.6% of total loans, invested in consumer loans, $182,000 of which were non-performing.

CREDIT CARD AND OTHER LOANS. Credit card and other loans are made to individuals for personal expenditures and principally arise from bank credit cards. Such loans generally pose the most risk as they are most frequently unsecured. At December 31, 2003, the Bank had $2,807,000, or 0.9% of total loans, invested in credit card and other loans, $24,000 of which were non-performing.

LOAN SOLICITATION AND PROCESSING. The Bank's loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank's lending staff, walk-in customers, director referrals, and loan participations purchased from other financial institutions. For nonresidential real estate loans, the Bank obtains information with respect to the credit and business history of the borrower and prior projects completed by the borrower. Personal guarantees of one or more principals of the borrowers are obtained as deemed necessary. An environmental study of such real estate might also be conducted when deemed necessary. Upon the completion of the appraisal of the nonresidential real estate and the receipt of information on the borrower, the loan application may be submitted to the Loan Committee for approval or rejection if the loan amount is in excess of established limits contained in the Bank's Loan Policy. Additionally, loans in material amounts as established in the Bank's Loan Policy must be submitted to the Executive Committee of the Board of Directors for approval or rejection.

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

The following table presents information concerning the amount of loans which contain certain risk elements at the dates indicated:

                                                               December 31,
                                                 ----------------------------------------
                                                 2003     2002     2001     2000     1999
                                                 ----     ----     ----     ----     ----
                                                          (Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)   $1,589   $2,137   $2,241   $  628   $  392

Loans contractually past due 90 days
or more as to principal or interest
payments (2)                                       904    1,489      771    1,144    2,144

Loans whose terms have been
renegotiated to provide a reduction
or deferral of interest or principal
because of a deterioration in the
financial position of the borrower (3)               0        0        0        0        0

(1) The amount of interest income that would have been recorded had all nonaccrual and renegotiated (of the type specified above) loans been current in accordance with their terms approximated $153,000 in 2003, $213,000 in 2002, $185,000 in 2001, $76,000 in 2000, and $50,000 in 1999.
      Actual interest included in income on these loans amounted to approximately $125,000 in 2003, $40,000 in 2002, $95,000 in 2001, $24,000
      in 2000, and $16,000 in 1999.

(2)   Excludes loans accounted for on a nonaccrual basis.

(3) Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.

In addition to the loan amounts identified in the preceding table, there were approximately $14,644,000 of potential problem loans at December 31, 2003, none of which relate to any concentrated risk elements common to all the loans. While these loans are all currently performing, management has some doubt about the ability of the borrowers to continue to comply with all of their present loan repayment terms. As of December 31, 2003, there was no concentration of loans that exceeded 10% of total loans.

ALLOWANCE FOR LOAN LOSSES. The Bank maintains an allowance for loan losses to provide for loans that might not be repaid. At December 31, 2003, the Bank's allowance for loan losses totaled $3,387,000.

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

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for loan losses for such years:

                                                                         December 31,
                                              -----------------------------------------------------------------
                                                 2003         2002           2001         2000           1999
                                              ---------     ---------     ---------     ---------     ---------
                                                                   (Dollars in thousands)
Daily average amount of loans                 $ 289,691     $ 280,045     $ 268,679     $ 245,938     $ 233,580
                                              =========     =========     =========     =========     =========
Allowance for loan losses at
beginning of year                             $   3,689     $   3,346     $   3,242     $   3,196     $   3,418
                                              ---------     ---------     ---------     ---------     ---------
Loan charge-offs:
   Commercial, financial and
   agricultural                                    (107)           (3)          (46)          (39)          (35)
   Real estate - mortgage                          (303)          (18)         (170)         (112)         (165)
   Real estate - construction                        --            --            --            --            --
   Consumer                                        (587)         (574)         (557)         (559)         (412)
   Credit card and other                            (65)          (37)          (56)          (36)          (18)
                                              ---------     ---------     ---------     ---------     ---------
                                                 (1,062)         (632)         (829)         (746)         (630)
                                              ---------     ---------     ---------     ---------     ---------
Recoveries of loans previously charged off:
   Commercial, financial and
   agricultural                                      21            22            43            24            27
   Real estate - mortgage                            19             3            22            64            --
   Real estate - construction                        --            --            --            --            --
   Consumer                                         278           211           159           265           131
   Credit card and other                             12             9            14             4            10
                                              ---------     ---------     ---------     ---------     ---------
                                                    330           245           238           357           168
                                              ---------     ---------     ---------     ---------     ---------
Net charge-offs (1)                                (732)         (387)         (591)         (389)         (462)
                                              ---------     ---------     ---------     ---------     ---------
Additions to allowance
charged to expense                                  430           730           695           435           240
                                              ---------     ---------     ---------     ---------     ---------
Allowance for loan losses at
end of year                                   $   3,387     $   3,689     $   3,346     $   3,242     $   3,196
                                              =========     =========     =========     =========     =========
Allowance for loan losses as
a percent of year-end loans                        1.11%         1.28%         1.20%         1.25%         1.33%
                                              =========     =========     =========     =========     =========
Ratio of net charge-offs
during the year to average
loans outstanding                                   .26%          .14%          .22%          .16%          .20%
                                              =========     =========     =========     =========     =========


(1) The amount of charge-offs and recoveries fluctuates from year to year due to factors relating to the condition of the general economy and specific business segments. The 1999 charge-offs included five real estate mortgage loan write-offs amounting to $165,000. The 2000 charge-offs and recoveries did not include any significant individual amounts, with the largest charge-off totaling $36,000 and the largest recovery totaling $30,000. The 2001 charge-offs included one real estate-mortgage loan write-off of $109,000. The 2002 charge-offs and recoveries did not include any significant individual amounts, with the largest charge-off totaling $24,000 and the largest recovery totaling $13,000. With the exception of one real estate-mortgage write-down for $100,000 in 2003, the largest individual charge-off in 2003 totaled $42,000 and the largest individual recovery totaled $17,000. There were no lease financing charge-offs or recoveries in any of the years presented.

The following table allocates the allowance for loan losses for the periods indicated to each loan category. The allowance has been allocated to the categories of loans noted according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred based on specific credit analyses:

                                                   December 31, 2003                  December 31, 2002
                                                -------------------------         ---------------------------
                                                               Percentage                         Percentage
                                                               of loans to                        of loans to
                                                Allowance      total loans         Allowance      total loans
                                                ---------      -----------         ---------      -----------
                                                  (Dollars in thousands)            (Dollars in thousands)
Commercial, financial and agricultural          $  796             13.0%          $  859             12.5%
Real estate - mortgage                           2,033             69.7%           1,454             69.6%
Real estate - construction                          20              3.8%              22              2.6%
Consumer                                           439             12.6%           1,244             14.3%
Credit card and other                               99               .9%             110              1.0%
                                                ------            -----           ------            -----
                                                $3,387            100.0%          $3,689            100.0%
                                                ======            =====           ======            =====

                                                   December 31, 2001                  December 31, 2000
                                                -------------------------         ---------------------------
                                                               Percentage                         Percentage
                                                               of loans to                        of loans to
                                                Allowance      total loans        Allowance       total loans
                                                ---------      -----------        ---------       -----------
                                                  (Dollars in thousands)            (Dollars in thousands)
Commercial, financial and agricultural          $  483             11.7%          $  448             12.0%
Real estate - mortgage                           1,368             66.3%           1,252             67.0%
Real estate - construction                          --              3.9%              --               .4%
Consumer                                         1,418             17.2%           1,464             19.6%
Credit card and other                               77               .9%              78              1.0%
                                                ------            -----           ------            -----
                                                $3,346            100.0%          $3,242            100.0%
                                                ======            =====           ======            =====

                                                   December 31, 1999
                                                -------------------------
                                                               Percentage
                                                               of loans to
                                                Allowance      total loans
                                                ---------      -----------
                                                  (Dollars in thousands)
Commercial, financial and agricultural          $  528             13.0%
Real estate - mortgage                           1,319             65.0%
Real estate - construction                          --               .2%
Consumer                                         1,260             20.7%
Credit card and other                               89              1.1%
                                                ------            -----
                                                $3,196            100.0%
                                                ======            =====

The Bank decreased its allowance for loan losses to $3,387,000 at December 31, 2003 from $3,689,000 at December 31, 2002. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. See Exhibit 99.1 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

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

The following table sets forth the carrying amount of securities, which are presented on the basis of Statement of Financial Accounting Standards No. 115, at December 31, 2003, 2002, and 2001:

                                                                     December 31,
                                                          ---------------------------------
                                                            2003         2002         2001
                                                               (Dollars in thousands)

U.S. Treasury securities and obligations of U.S.
   Government agencies and corporations                   $41,375      $50,596      $35,658
Obligations of states and political subdivisions (1)       17,886       14,960       10,182
Other securities (1)                                        4,975        5,881        5,724
                                                          -------      -------      -------
                                                          $64,236      $71,437      $51,564
                                                          =======      =======      =======


(1) There are no securities of an "issuer" where the aggregate carrying amount of such securities exceeded ten percent of stockholders' equity.

The following table sets forth the maturities of securities at December 31, 2003 and the weighted average yields of such securities:

                                                                                   Maturing
                                                     ----------------------------------------------------------------------
                                                                          After one          After five
                                                          Within          but within         but within          After
                                                         one year         five years         ten years           ten years
                                                      Amount    Yield   Amount  Yield     Amount    Yield   Amount    Yield

                                                                                (Dollars in thousands)

U.S. Treasury securities and obligations of U.S.     $ 5,064    5.49%  $ 7,507   3.59%   $ 6,160    5.27%   $22,644   5.75%
      Government agencies and corporations
Obligations of states and political subdivisions (1)     948    4.78%    3,945   5.34%     9,290    5.39%     3,703   6.45%
Other securities (2)                                     467    6.23%    1,040   4.79%       511    6.22%        --     --
                                                     -------           -------           -------            -------
                                                     $ 6,479    5.44%  $12,492   4.25%   $15,961    5.37%   $26,347   5.85%
                                                     =======    ====   =======   ====    =======    ====    =======   ====


(1) Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

(2)  Excludes equity investments of $2,957,000 which have no stated maturity.


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

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2003, the Bank had $5,926,000 in retail repurchase agreements.

The Corporation currently has no outstanding debt or lease obligations. The Bank had no capital lease obligations as of December 31, 2003. The Bank's most significant operating lease obligation originated when the Port Clinton Banking

Center was opened in June, 2002. The Port Clinton Office is located in a retail supermarket in the Knollcrest Shopping Center, and the office space was obtained using a lease arrangement. Additionally, the Bank has several minor operating lease obligations, with an aggregate total less than $75,000, for photocopying and mail processing equipment.

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

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits are summarized for 2003, 2002, and 2001 in the following table:

                                                      2003                      2002                     2001
                                                      ----                      ----                     ----
                                               Average     Average      Average      Average     Average     Average
                                               balance    rate paid     balance     rate paid    balance    rate paid
                                                                       (Dollars in thousands)

Non-interest bearing demand deposits          $ 35,710        --       $ 33,938        --       $ 34,649        --
Interest-bearing demand deposits                45,617       .25%        43,915       .89%        42,563      1.29%
Savings, including Money Market deposits        89,382       .80%        83,011      1.64%        73,169      2.25%
Time deposits                                  136,637      3.18%       136,990      3.72%       137,459      5.29%
                                              --------                 --------                 --------
Total                                         $307,346                 $297,854                 $287,840
                                              ========                 ========                 ========

Maturities of time deposits of $100,000 or more outstanding at December 31, 2003 are summarized as follows (dollars in thousands):

3 months or less                                                         $ 6,275
Over 3 through 6 months                                                    2,902
Over 6 through 12 months                                                   5,075
Over 12 months                                                            13,118
                                                                         -------
Total                                                                    $27,370
                                                                         =======

BORROWINGS. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds as needed to meet daily liquidity needs. As a member of the Federal Home Loan Bank of Cincinnati ("FHLB") since 1993, the Bank is authorized to obtain advances from the FHLB provided certain credit standards are met. The Bank had $30,000,000 in FHLB advances outstanding at December 31, 2003.

The following table sets forth the maximum month-end balance for the Bank's outstanding short-term borrowings (i.e., federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest rates, for 2003, 2002, and 2001:

                                                   2003          2002          2001
                                                   ----          ----          ----
                                                         (Dollars in thousands)
 Balance at year-end                              $11,176       $11,345       $12,721

 Maximum balance at any month-end during the       11,176        12,996        12,947
 period

 Average balance                                    8,864         9,335        10,084

 Weighted average interest rate                      1.34%         3.31%         4.49%

The following table sets forth the maximum month-end balance for the Bank's outstanding long-term borrowings (i.e., FHLB advances), along with the average aggregate balances and weighted average interest rates, for 2003, 2002, and 2001:

                                                   2003          2002          2001
                                                  -------       -------       -------
                                                          (Dollars in thousands)

 Balance at year-end                              $30,000       $26,500       $16,000

 Maximum balance at any month-end during the       32,500        26,500        16,000
 period

 Average balance                                   27,409        23,290        15,033

 Weighted average interest rate                      4.07%         4.81%         5.39%

                           ASSET/LIABILITY MANAGEMENT

The Bank's earnings are highly dependent upon its net interest income, which is the difference between the interest income derived from interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, consisting of deposits and borrowings. Interest rate risk is one of the Bank's most significant financial exposures. This risk, which is common to the financial institution sector, is an integral part of the Bank's operations and impacts the rate-pricing strategy for essentially all loan and deposit products.

The Bank monitors its interest rate risk through a sensitivity analysis, which strives to measure potential changes in future earnings and the fair values of its financial instruments, that could result from hypothetical changes in interest rates. The first step in this analysis is to estimate the expected cash flows from the Bank's financial instruments using the interest rates in effect at December 31, 2003. To arrive at fair value estimates, the cash flows from the Bank's financial instruments are discounted to their approximated present values. Hypothetical changes in interest rates are applied to those financial instruments, and the cash flows and fair value estimates are then simulated. When calculating the net interest income estimations, hypothetical rates are applied to the financial instruments based upon the assumed cash flows. The Bank applies interest rate "shocks" to its financial instruments of 100 and 200 basis points (1% and 2%) up and down for its net interest income, and 200 basis points (2%) up and down for the value of its equity.

The following table presents the potential sensitivity in the Bank's annual net interest income to 100 and 200 basis-point changes in market interest rates and the potential sensitivity in the present value of the Bank's equity if a sudden and sustained 200 basis-point change in market interest rates occurred:

                                                               December 31, 2003
                                                 Change in Dollars ($)   Change in Percent (%)
Annual Net Interest Income Impact
   For a Change of +100 Basis Points                      (583,000)                 (4.2)
   For a Change of - 100 Basis Points                     (740,000)                 (5.3)
   For a Change of +200 Basis Points                    (1,477,000)                (10.6)
   For a Change of - 200 Basis Points                          N/A                   N/A


Impact on the Net Present Value of Equity
   For a Change of +200 Basis Points                    (1,326,000)                 (2.7)
   For a Change of - 200 Basis Points                          N/A                   N/A

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

The following table sets forth, for the years ended December 31, 2003, 2002 and 2001, the distribution of assets, liabilities and stockholders' equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

                                                                 2003                            2002
                                                 --------------------------------  -----------------------------------
                                                  Average                 Yield/    Average                   Yield/
                                                  Balance     Interest    Rate      Balance    Interest        Rate
                                                                        (Dollars in thousands)
        Assets

Interest-earning assets:
   Loans (1)(2)                                  $ 289,691  $   19,525    6.74%   $ 280,045   $  21,309        7.61%
   Taxable securities                               54,004       1,865    3.45%      52,023       2,304        4.43%
   Non-taxable securities                           15,874         595    3.75%      10,762         451        4.19%
   Federal funds sold                                4,013          48    1.20%       7,359         119        1.62%
                                                   -------      ------              -------      ------
     Total interest-earning assets                 363,582      22,033    6.06%     350,189      24,183        6.91%
                                                   -------      ------              -------      ------

Non-interest earning assets:
   Cash and due from banks                          11,258                           10,162
   Bank premises and equipment, net                  5,977                            5,981
   Other assets                                     14,152                           12,482
   Less allowance for loan losses                   (3,553)                          (3,548)
                                                 ---------                        ---------
Total                                            $ 391,416  $   22,033            $ 375,266   $  24,183
                                                 =========  ==========            =========   =========

       Liabilities and Stockholders' Equity

Interest-bearing liabilities:
   Savings, NOW and Money Market deposits        $ 134,999  $      830     .61%   $ 126,926   $   1,751        1.38%
   Time Deposits                                   136,637       4,340    3.18%     136,990       5,090        3.72%
   Federal funds purchased and securities
        sold under repurchase agreements             8,864         119    1.34%       9,335         309        3.31%
   Borrowed funds                                   27,409       1,116    4.07%      23,290       1,121        4.81%
                                                   -------      ------              -------      ------
     Total interest-bearing liabilities            307,909       6,405    2.08%     296,541       8,271        2.79%
                                                   -------      ------              -------      ------
Non-interest-bearing liabilities:
   Demand deposits                                  35,710                           33,938
   Other liabilities                                 2,814                            2,916
                                                 ---------                        ---------
                                                    38,524                           36,854
                                                 ---------                        ---------
Stockholders' equity                                44,983                           41,871
                                                 ---------                        ---------
Total                                            $ 391,416  $    6,405            $ 375,266   $   8,271
                                                 =========  ==========            =========   =========
Net interest income                                          $  15,628                        $  15,912
                                                             =========                        =========
Net yield on interest-earning assets                                      4.30%                                4.54%
                                                                        =======                              ======

                                                                 2001
                                                 -------------------------------------
                                                    Average                    Yield/
                                                    Balance    Interest         Rate
                                                          (Dollars in thousands)
        Assets

Interest-earning assets:
   Loans (1) (2)                                   $ 268,679   $  22,697         8.45%
   Taxable securities                                 43,792       2,459         5.62%
   Non-taxable securities                             10,675         476         4.46%
   Federal funds sold                                  5,930         242         4.08%
                                                     -------      ------
     Total interest-earning assets                   329,076      25,874         7.86%
                                                     -------      ------

Non-interest earning assets:
   Cash and due from banks                             9,706
   Bank premises and equipment, net                    6,634
   Other assets                                       12,948
   Less allowance for loan losses                     (3,330)
                                                   ---------
Total                                              $ 355,034   $  25,874
                                                   =========   =========

       Liabilities and Stockholders' Equity

Interest-bearing liabilities:
   Savings, NOW and Money Market deposits          $ 115,732   $   2,195         1.90%
   Time Deposits                                     137,459       7,266         5.29%
   Federal funds purchased and securities
        sold under repurchase agreements              10,084         453         4.49%
   Borrowed funds                                     15,033         810         5.39%
                                                     -------      ------
     Total interest-bearing liabilities              278,308      10,724         3.85%
                                                     -------      ------
Non-interest-bearing liabilities:
   Demand deposits                                    34,649
   Other liabilities                                   3,037
                                                   ---------
                                                      37,686
                                                   ---------
Stockholders' equity                                  39,040
                                                   ---------
Total                                              $ 355,034   $  10,724
                                                   =========   =========
Net interest income                                            $  15,150
                                                               =========
Net yield on interest-earning assets                                             4.60%
                                                                              =======


(1) Included in loan interest income are loan fees of $871,000 in 2003, $790,000 in 2002, and $717,000 in 2001.

(2) Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

                                                    2003 compared to 2002                         2002 compared to 2001
                                                     Increase (decrease)                           Increase (decrease)
                                                    due to volume/rate (1)                        due to volume/rate (1)
                                              --------------------------------------    --------------------------------------
                                                 Volume        Rate           Net        Volume         Rate            Net
                                                                           (Dollars in thousands)
Interest income:
   Loans receivable                            $   715        (2,499)       (1,784)      $ 1,031        (2,419)       (1,388)
   Taxable securities                               85          (524)         (439)        1,249        (1,404)         (155)
   Non-taxable securities                          196           (52)          144             4           (29)          (25)
   Federal funds sold                              (45)          (26)          (71)           82          (205)         (123)
                                               -------       -------       -------       -------       -------       -------
     Total interest-earning assets                 951        (3,101)       (2,150)        2,366        (4,057)       (1,691)
                                               -------       -------       -------       -------       -------       -------


Interest expense:
   Savings, NOW and Money Market deposits          105        (1,026)         (921)          245          (689)         (444)
   Time deposits                                   (13)         (737)         (750)          (25)       (2,151)       (2,176)
   Federal funds purchased and securities
     sold under repurchase agreements              (15)         (175)         (190)          (32)         (112)         (144)
   Borrowed funds                                  182          (187)           (5)          386           (75)          311
                                               -------       -------       -------       -------       -------       -------
     Total interest-bearing liabilities            259        (2,125)       (1,866)          574        (3,027)       (2,453)
                                               -------       -------       -------       -------       -------       -------
Net interest income                            $   692          (976)         (284)      $ 1,792        (1,030)          762
                                               =======       =======       =======       =======       =======       =======


(1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.

The ratio of net income to daily average total assets and average stockholders' equity, and certain other ratios, for the periods noted are as follows:

                                                             Year ended December 31,
                                                    --------------------------------------
                                                      2003            2002            2001
Percentage of net income to:
   Average total assets                              1.39%           1.37%           1.04%
   Average stockholders' equity                     12.07%          12.27%           9.46%


Percentage of cash dividends declared per common
   share to net income per common share             38.11%          37.17%          45.08%


Percentage of average stockholders' equity to
   average total assets                             11.49%          11.16%          11.00%


                                   COMPETITION

The Bank has active competition in all areas in which it engages. The Bank competes for commercial and individual deposits and/or loans with other commercial banks in Huron, Sandusky, Seneca, and Ottawa counties in Northwestern Ohio, as well as with savings and loan associations in the trade area, credit unions, brokerage firms, mutual funds, and loan production offices and other financial units of non-local bank holding companies. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable. The Bank focuses on personalized service, convenience of facilities, pricing of products, community stature, and its local ownership and control in meeting its competition.

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

                                    EMPLOYEES

As of December 31, 2003, the Bank employed 132 full-time employees and 23 part-time employees. The Bank believes that relations with its employees are excellent. The Bank provides a variety of benefits to full-time employees, including health, disability, and life insurance benefits.

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

The BHCA requires a bank holding company to obtain the prior approval of the FRB before (a) acquiring all or substantially all of the assets of any bank or bank holding company, (b) merging or consolidating with any other bank holding company, or (c) acquiring ownership or control of any voting shares of any other bank, if after such acquisition, it would own or control more than 5% of the voting shares of such bank. In making such determinations, the FRB considers the effect of the acquisition on competition, the financial and managerial resources of the holding company, and the convenience and needs of the affected communities.

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

As an Ohio-chartered bank, the Bank is subject to regulation, supervision and examination by the Division. Chapter 1109 of the Ohio Revised Code imposes limitations on the amount of certain types of loans and other investments that an Ohio-chartered bank is permitted to make. In addition, the aggregate amount that an Ohio-chartered bank can lend to any one borrower is limited by Ohio law to an amount equal to 15% of the institution's unimpaired capital. An Ohio-chartered bank may lend to one borrower an additional amount not to exceed 10% of the institution's unimpaired capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral."

The Division conducts periodic examinations of the Bank, often times on a joint basis with the FRB examiners. The Division may initiate certain supervisory measures or formal enforcement actions against an Ohio-chartered bank. Ultimately, if the grounds provided by law exist, the Division may place an Ohio-chartered bank in conservatorship or receivership. Any mergers, acquisitions or changes of control involving an Ohio-chartered bank must be approved by the Division.

In addition to Ohio laws relating to banks, the Bank is subject to the Ohio general corporation law to the extent such law does not conflict with the laws specifically governing banks.

The Bank is also a member of the Federal Reserve System and is subject to regulation, supervision and examination by the FRB. The FRB issues regulations governing the operations of state member banks, examines state member banks and may initiate enforcement actions against state member banks and certain persons affiliated with them for violations of laws and regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the FRB may appoint a conservator or a receiver for a state member bank.

The ability of state-chartered banks to engage in any state-authorized activity, or to make any state-authorized investments as principal, is limited if such activity is conducted or such investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, national banks. Before a state-chartered bank may engage in any such activity or investment, the activity or investment must be approved by the FRB. Such approval will not be granted unless certain capital and other requirements are met.

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

                         REGULATORY CAPITAL REQUIREMENTS

The FRB has adopted risk-based capital guidelines for bank holding companies, such as the Corporation, and for state member banks, such as the Bank. Such companies and banks must maintain adequate consolidated capital to meet the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) (the "Risk-Based Ratio") of 8%. At least half of the minimum-required total capital of 8% is to be composed of Tier 1 Capital, which consists of common stockholders' equity, minority interests in the equity of consolidated subsidiaries, and a limited amount of perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Risk-Based Ratio"). The remainder of total capital may consist of mandatory convertible debt, subordinated debt, other preferred stock, and a limited amount of loan and lease loss allowances.

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50% and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. For example, cash and claims guaranteed by the full faith and credit of the U.S. government are risk-weighted at 0%. Off-balance sheet items, such as loan commitments and derivative financial instruments, are also assigned one of the above risk weights after calculating balance sheet equivalent amounts. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. Derivative financial instruments are converted to balance sheet equivalents based on notional values, replacement costs and remaining contractual terms. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The FRB also has established minimum leverage ratio guidelines for bank holding companies and state member banks. The guidelines provide for a minimum ratio of Tier 1 Capital to average total assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles) (the "Leverage Ratio") of 3% for bank holding companies and state member banks that meet specified criteria, including having the highest regulatory rating. All other bank holding companies and state member banks must maintain a Leverage Ratio of 4% to 5%. The guidelines further provide that bank holding companies and state member banks making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels.

The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio, and Leverage Ratio for the Corporation and the Bank at December 31, 2003:

                                   At December 31, 2003
                       ---------------------------------------------
                             Corporation               Bank
                       ---------------------------------------------
                        Amount      Percent     Amount       Percent
                       -------      -------     -------      -------
                                  (Dollars in thousands)

Tier 1 risk-based      $39,649       13.0 %     $34,200       11.2 %
Requirement             12,236        4.0        12,224        4.0
                       -------      -------     -------      -------
Excess                 $27,413        9.0 %     $21,976        7.2 %
                       =======      =======     =======      =======

Total risk-based       $43,036       14.1 %     $42,587       13.9 %
Requirement             24,472        8.0        24,447        8.0
                       -------      -------     -------      -------
Excess                 $18,564        6.1 %     $18,140        5.9 %
                       =======      =======     =======      =======

Leverage ratio         $39,649       10.1 %     $34,200        8.7 %
Requirement             15,752        4.0        15,738        4.0
                       -------      -------     -------      -------
Excess                 $23,897        6.1 %     $18,462        4.7 %
                       =======      =======     =======      =======

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

The Bank's capital levels at December 31, 2003, met the standards for the highest level, a "well-capitalized" institution.

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

A bank's assessment rate depends on the capital category and supervisory category to which it is assigned. Effective January 1, 2000, the BIF assessment rate and the SAIF assessment rate became the same. The Bank currently is paying an assessment rate (which includes the FICO assessment) of 1.54 cents per $100 of domestic deposits. An increase in this assessment rate could have a material adverse effect on the earnings of the Bank, depending on the amount of the increase. See Exhibit 99.1 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

                            FRB RESERVE REQUIREMENTS

FRB regulations currently require depository institutions to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $45,400,000 of such accounts (subject to an exemption of up to $6,600,000), and of 10% of net transaction accounts in excess of $45,400,000.

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

                           SARBANES-OXLEY ACT OF 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. These changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. The Sarbanes-Oxley Act and the rules adopted by the SEC and securities exchanges thereunder include very specific additional disclosure requirements and new corporate governance rules. Among other matters, the Sarbanes-Oxley Act and the rules adopted thereunder address: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding loans by insured depository institutions that are subject to the insider lending restrictions of the Federal Reserve Act); expedited filing requirements for stock transaction reports by officers and directors; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

                               ITEM 2. PROPERTIES

The Corporation neither owns nor leases any properties. The Bank maintains its main office at 323 Croghan Street, Fremont, Ohio. In addition, the Bank operates one branch office in Bellevue, one in Clyde, three in Fremont, one in Green Springs, one in Monroeville, and one in Port Clinton, Ohio. The Bank's operations center is also located in Fremont, Ohio. With the exception of the Port Clinton office, which is leased, all premises are owned by the Bank. All premises are suitable for their intended use, except for the Clyde office. The Bank has been researching alternative locations for its Clyde facility since the fourth quarter of 2001 and is striving to identify an appropriate site.

                            ITEM 3. LEGAL PROCEEDINGS

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

                                     PART II

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                    AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of holders of record of the Corporation's common stock at January 31, 2004 totaled 788.

There were no purchases of securities by the Issuer during the quarterly period ended December 31, 2003.

Information relating to dividend restrictions is contained in Financial Statement Footnote No. 14 captioned "Regulatory Matters" in the 2003 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

Other information required by this Item is contained under the caption "Market Price and Dividends on Common Stock" in the 2003 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

                         ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is contained under the caption "Five Year Summary of Selected Financial Data" in the 2003 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Information required by this Item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk " in the 2003 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information required by this Item is contained in the 2003 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference:

  Independent Auditor's Report
  Consolidated Balance Sheets - December 31, 2003 and 2002
  Consolidated Statements of Operations - Years ended December 31, 2003, 2002 and 2001
  Consolidated Statements of Stockholders' Equity - Years ended December 31, 2003, 2002 and 2001
  Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001
  Summary of Significant Accounting Policies
  Notes to Consolidated Financial Statements

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the years ended December 31, 2003 or 2002.

                        ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. With the participation of management, including our chief executive officer and treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-5 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our chief executive officer and treasurer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to the Corporation and its subsidiary is made known to them, particularly during the period for which our periodic reports, including this Annual Report on Form 10-K, are being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no significant changes during the quarter ended December 31, 2003 in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item concerning Directors and Executive Officers of the Corporation is contained under the captions "Election of Directors" and "Executive Officers" in the Corporation's Definitive Proxy Statement dated April 2, 2004 for the Annual Meeting of Shareholders to be held on May 11, 2004, and is incorporated herein by reference.

Information required by this Item concerning the Corporation's Audit Committee is contained under the caption "Audit Committee" in the Corporation's Definitive Proxy Statement dated April 2, 2004 for the Annual Meeting of Shareholders to be held on May 11, 2004, and is incorporated herein by reference.

Information required by this Item concerning the Corporation's procedures for the nomination of Directors is contained under the caption "Nomination of Directors" in the Corporation's Definitive Proxy Statement dated April 2, 2004 for the Annual Meeting of Shareholders to be held on May 11, 2004, and is incorporated herein by reference.

Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Definitive Proxy Statement dated April 2, 2004, for the Annual Meeting of Shareholders to be held on May 11, 2004, and is incorporated herein by reference.

On October 14, 2003, the Corporation adopted a Code of Business Conduct and Ethics (the "Code of Ethics") that is applicable to all employees of the Corporation and the Bank, including the Corporation's principal executive officer and principal financial and accounting officer. A copy of the Code of Ethics is included as Exhibit 14 to this Annual Report on Form 10-K.

                         ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item concerning executive compensation is contained under the captions "Compensation of Executive Officers and Directors" and "Compensation Committee Interlocks and Insider Participation" in the Corporation's Definitive Proxy Statement dated April 2, 2004, for the Annual Meeting of Shareholders to be held on May 11, 2004, and is incorporated herein by reference. Neither the Report of the Compensation Committee of the Board of Directors on Executive Compensation nor the Performance Graph included in the Corporation's Definitive Proxy Statement dated April 2, 2004, for the Annual Meeting of shareholders to be held on May 11, 2004, shall be deemed to be incorporated herein by reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item concerning security ownership of certain beneficial owners and management is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's Definitive Proxy Statement dated April 2, 2004, for the Annual Meeting of Shareholders to be held on May 11, 2004, and is incorporated herein by reference.

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

Equity compensation plans                  0                             0                                      190,951
   approved by security
   holders

Equity compensation plans                 --                            --                                           --
  not approved by security
  holders (1)
                                         ---                           ---                                      -------
Total                                      0                             0                                      190,951
                                         ===                           ===                                      =======


(1) The Corporation has no equity compensation plans that have not been approved by the Corporation's shareholders.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item concerning related party transactions is contained under the caption "Transactions Involving Management" in the Corporation's Definitive Proxy Statement dated April 2, 2004, for the Annual Meeting of Shareholders to be held on May 11, 2004, and is incorporated herein by reference.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item concerning principal accountant fees and services is contained under the caption "Information Concerning Independent Auditors" in the Corporation's Definitive Proxy Statement dated April 2, 2004, for the Annual Meeting of Shareholders to be held on May 11, 2004, and is incorporated herein by reference.

                                     PART IV

    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report and are set forth in Exhibit 13 of this report which contains the 2003 Annual Report to Shareholders of Croghan Bancshares, Inc.:

  Independent Auditor's Report
  Consolidated Balance Sheets - December 31, 2003 and 2002
  Consolidated Statements of Operations - Years ended December 31, 2003, 2002 and 2001
  Consolidated Statements of Stockholders' Equity - Years ended December 31, 2003, 2002 and 2001
  Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001
  Summary of Significant Accounting Policies
  Notes to Consolidated Financial Statements

(a)(2)  FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

(a)(3)  EXHIBITS

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of Regulation S-K) in this filing:

    Regulation                                                                                                 Reference to Prior
   S-K Exhibit                                            Document                                              Filing of Exhibit
      Number                                                                                                   Or of the Exhibit's
                                                                                                            Inclusion in this Filing
       3(i)         Amended Articles of Incorporation of Croghan Bancshares, Inc.                                      (1)

      3(ii)         Amended Code of Regulations of Croghan Bancshares, Inc.                                            (2)

       4.1          Certificate of Registrant's Common Stock                                                           (3)

       4.2          Articles Fourth, Fifth and Eighth of Registrant's Articles of Incorporation                        (1)

       4.3          Amended Articles II, III, V, VII and VIII of Registrant's Code of Regulations                      (2)

      10(i)*        The Croghan Colonial Bank 401(k) Plan                                                              (4)

     10(ii)*        Executive Supplemental Retirement Plan Agreement                                                   (5)

     10(iii)*       Employment Contract for Steven C. Futrell dated April 16, 2001                                     (6)

     10(iv)*        Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan                                      (7)

      10(v)*        Executive Supplemental Death Benefit Agreement                                                     (8)

        13          Annual Report to Shareholders - 2003 (not deemed filed except for portions                    Included with
                    thereof which are specifically incorporated by reference into this Annual                      this filing
                    Report on Form 10-K)

        14          Croghan Bancshares, Inc. Code of Business Conduct and Ethics                                  Included with
                                                                                                                   this filing

*    Indicates management contracts, compensatory plans or other arrangements.

    Regulation                                            Document                                             Reference to Prior
   S-K Exhibit                                                                                                  Filing of Exhibit
      Number                                                                                                   Or of the Exhibit's
                                                                                                            Inclusion in this Filing
        21          Subsidiaries of the Registrant                                                                Included with
                                                                                                                   this filing

        23          Consent of Independent Auditor                                                                Included with
                                                                                                                   this filing

       31.1         Rule 13a-14(a)/15d-14(a) CEO's Certification                                                  Included with
                                                                                                                   this filing

       31.2         Rule 13a-14(a)/15d-14(a) Treasurer's Certification                                            Included with
                                                                                                                   this filing

       32.1         Section 1350 CEO's Certification                                                              Included with
                                                                                                                   this filing

       32.2         Section 1350 Treasurer's Certification                                                        Included with
                                                                                                                   this filing

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

(4) Included herein by reference to the Registrant's registration statement on Form S-8 dated May 19, 1998 (Reg. No. 333-53075).

(5) This document was previously filed as Exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for fiscal year ending December 31, 1999 (File No. 0-20159).

(6) This document was previously filed as Exhibit 10(iii) to the Registrant's June 30, 2001 quarterly report on Form 10-Q (File No. 0-20159).

(7) This document was previously filed as Exhibit 10(iv) to the Registrant's Annual Report on Form 10-K for fiscal year ending December 31, 2002 (File No. 0-20159).

(8) This document was previously filed as Exhibit 10(v) to the Registrant's September 30, 2003 quarterly report on Form 10-Q (File No. 0-20159).


(b)  REPORTS ON FORM 8-K

A Form 8-K dated October 15, 2003 was filed on October 15, 2003 reporting the appointment of Thomas J. Elder to Vice President/Chief Lending Officer of The Croghan Colonial Bank, a wholly-owned subsidiary of Croghan Bancshares, Inc., effective on October 14, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CROGHAN BANCSHARES, INC.

Date:    March 9, 2004                      /s/   Steven C. Futrell
         ---------------                    ------------------------------------
                                            Steven C. Futrell, President/CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:

/s/   Michael D. Allen Sr.                         /s/   Daniel W. Lease
--------------------------------------------       -----------------------------
Michael D. Allen Sr., Director                     Daniel W. Lease, Director


/s/   James E. Bowlus                              /s/   Allan E. Mehlow
--------------------------------------------       -----------------------------
James E. Bowlus, Director                          Allan E. Mehlow, Director &
                                                   Treasurer


/s/   Steven C. Futrell                            /s/   Robert H. Moyer
--------------------------------------------       -----------------------------
Steven C. Futrell, Director & President/CEO        Robert H. Moyer, Director


/s/   Claire F. Johansen                           /s/   J. Terrence Wolfe
--------------------------------------------       -----------------------------
Claire F. Johansen, Director                       J. Terrence Wolfe, Director


/s/  John P. Keller                                /s/   Claude E. Young
--------------------------------------------       -----------------------------
John P. Keller, Director                           Claude E. Young, Director


/s/   Stephen A. Kemper                            /s/   Gary L. Zimmerman
--------------------------------------------       -----------------------------
Stephen A. Kemper, Director                        Gary L. Zimmerman, Director



Date:    March 9, 2004
         -------------

    Regulation
   S-K Exhibit                                         Exhibit Index                                           Reference to Prior
      Number                                                                                                    Filing of Exhibit
                                                          Document                                             Or of the Exhibit's
                                                                                                            Inclusion in this Filing
       3(i)         Amended Articles of Incorporation of Croghan Bancshares, Inc.                                      (1)

      3(ii)         Amended Code of Regulations of Croghan Bancshares, Inc.                                            (2)

       4.1          Certificate of Registrant's Common Stock                                                           (3)

       4.2          Articles Fourth, Fifth and Eighth of Registrant's Articles of Incorporation                        (1)

       4.3          Amended Articles II, III, V, VII and VIII of Registrant's Code of Regulations                      (2)

      10(i)*        The Croghan Colonial Bank 401(k) Plan                                                              (4)

     10(ii)*        Executive Supplemental Retirement Plan Agreement                                                   (5)

     10(iii)*       Employment Contract for Steven C. Futrell dated April 16, 2001                                     (6)

     10(iv)*        Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan                                      (7)

      10(v)*        Executive Supplemental Death Benefit Agreement                                                     (8)

        13          Annual Report to Shareholders - 2003 (not deemed filed
                    except for portions thereof which are specifically                                            Included with
                    incorporated by reference in this Annual Report                                                this filing
                    on Form 10-K)

        14          Croghan Bancshares, Inc. Code of Business Conduct and Ethics                                  Included with
                                                                                                                   this filing

        21          Subsidiaries of the Registrant                                                                Included with
                                                                                                                   this filing

        23          Consent of Independent Auditor                                                                Included with
                                                                                                                   this filing

       31.1         Rule 13a-14(a)/15d-14(a) CEO's Certification                                                  Included with
                                                                                                                   this filing

       31.2         Rule 13a-14(a)/15d-14(a) Treasurer's Certification                                            Included with
                                                                                                                   this filing

       32.1         Section 1350 CEO's Certification                                                              Included with
                                                                                                                   this filing

       32.2         Section 1350 Treasurer's Certification                                                        Included with
                                                                                                                   this filing

       99.1         Safe Harbor Under the Private Securities Litigation Reform Act of 1995                        Included with
                                                                                                                   this filing


*    Indicates management contracts, compensatory plans or other arrangements.

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

(4) Included herein by reference to the Registrant's registration statement on Form S-8 dated May 19, 1998 (Reg. No. 333-53075).

(5) This document was previously filed as Exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for fiscal year ending December 31, 1999 (File No. 0-20159).

(6) This document was previously filed as Exhibit 10(iii) to the Registrant's June 30, 2001 quarterly report on Form 10-Q (File No. 0-20159).

(7) This document was previously filed as Exhibit 10(iv) to the Registrant's Annual Report on Form 10-K for fiscal year ending December 31, 2002 (File No. 0-20159).

(8) This document was previously filed as Exhibit 10(v) to the Registrant's September 30, 2003 quarterly report on Form 10-Q (File No. 0-20159).