Form 10-Q
period 2004-03-31
CROGHAN BANCSHARES INC
filed 2004-04-22
CIK 887149

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

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

          1,897,696 common shares were outstanding as of March 31, 2004

This document contains 19 pages.

                            CROGHAN BANCSHARES, INC.
                                      Index

PART I.   FINANCIAL INFORMATION                                                                       Page(s)

   Item 1.  Financial Statements                                                                       3 -7
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     8 - 12
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  12
   Item 4.  Controls and Procedures                                                                     12

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                           13
   Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities            13
   Item 3.  Defaults Upon Senior Securities                                                             13
   Item 4.  Submission of Matters to a Vote of Security Holders                                         13
   Item 5.  Other Information                                                                           13
   Item 6.  Exhibits and Reports on Form 8-K                                                            14
                        (a)   Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) CEO's Certification               16
                              Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Treasurer's Certification         17
                              Exhibit 32.1 - Section 1350 CEO's Certification                           18
                              Exhibit 32.2 - Section 1350 Treasurer's Certification                     19
                        (b)   A Form 8-K dated January 21, 2004 was filed on
                              January 21, 2004 reporting the 2003 annual
                              earnings for Croghan Bancshares, Inc. and
                              announcing the continuation of a stock repurchase
                              program effective on February 1, 2004.

Signatures                                                                                              15

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            CROGHAN BANCSHARES, INC.
                    Consolidated Balance Sheets (Unaudited)

                                                                                     March 31,                   December 31,
                                      ASSETS                                           2004                          2003
                                                                                     (Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
          Cash and due from banks                                                    $  10,342                   $    10,984
                                                                                     ---------                   -----------
SECURITIES
          Available-for-sale, at fair value                                             56,787                        59,261
          Held-to-maturity, at amortized cost, fair value of $1,655 in
            2004 and $2,523 in 2003                                                      1,548                         2,436
          Restricted stock                                                               2,617                         2,539
                                                                                     ---------                   -----------
                                      Total securities                                  60,952                        64,236
                                                                                     ---------                   -----------

LOANS                                                                                  309,740                       306,292
          Less:  Allowance for loan losses                                               3,358                         3,387
                                                                                     ---------                   -----------
                                      Net loans                                        306,382                       302,905
                                                                                     ---------                   -----------

Premises and equipment, net                                                              7,023                         6,911
Cash surrender value of life insurance                                                   8,962                         8,876
Goodwill                                                                                 6,113                         6,113
Accrued interest receivable                                                              1,752                         1,930
Other assets                                                                               805                           818
                                                                                     ---------                   -----------
TOTAL ASSETS                                                                         $ 402,331                   $   402,773
                                                                                     =========                   ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
          Deposits:
             Demand, non-interest bearing                                            $  35,503                   $    39,758
             Savings, NOW and Money Market deposits                                    136,447                       138,272
             Time                                                                      134,665                       134,377
                                                                                     ---------                   -----------
                                      Total deposits                                   306,615                       312,407

          Federal funds purchased and securities sold under repurchase agreements       15,448                        11,176
          Federal Home Loan Bank borrowings                                             30,000                        30,000
          Dividends payable                                                                531                           532
          Other liabilities                                                              2,676                         2,462
                                                                                     ---------                   -----------
                                      Total liabilities                                355,270                       356,577
                                                                                     ---------                   -----------

STOCKHOLDERS' EQUITY
          Common stock, $12.50 par value.  Authorized 3,000,000 shares;
              issued 1,914,109 shares                                                   23,926                        23,926
          Surplus                                                                          123                           122
          Retained earnings                                                             22,937                        22,097
          Accumulated other comprehensive income (loss)                                    533                           434
          Treasury stock, 16,413 shares in 2004 and 14,355 shares in 2003, at cost        (458)                         (383)
                                                                                     ---------                   -----------
                                      Total stockholders' equity                        47,061                        46,196
                                                                                     ---------                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 402,331                   $   402,773
                                                                                     =========                   ===========

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                Consolidated Statements of Operations (Unaudited)

                                                                                                       Three months ended
                                                                                                             March 31
                                                                                                 2004                      2003
                                                                                                      (Dollars in thousands,
                                                                                                       except per share data)
INTEREST INCOME
          Loans, including fees                                                                $  4,739                   $ 4,976
          Securities:
             U.S. Treasury                                                                            -                        10
             Obligations of U.S. Government agencies and corporations                               346                       492
             Obligations of states and political subdivisions                                       165                       147
             Other                                                                                   53                        71
          Federal funds sold                                                                          -                        20
                                                                                               --------                   -------
                                      Total interest income                                       5,303                     5,716
                                                                                               --------                   -------
INTEREST EXPENSE
          Deposits                                                                                1,130                     1,428
          Other borrowings                                                                          299                       324
                                                                                               --------                   -------
                                      Total interest expense                                      1,429                     1,752
                                                                                               --------                   -------
                                      Net interest income                                         3,874                     3,964
PROVISION FOR LOAN LOSSES                                                                           130                       115
                                                                                               --------                   -------
                                      Net interest income, after provision for loan losses        3,744                     3,849
                                                                                               --------                   -------
NON-INTEREST INCOME
          Trust income                                                                              134                       127
          Service charges on deposit accounts                                                       298                       285
          Gain (loss) on sale of securities                                                          65                         -
          Other                                                                                     219                       221
                                                                                               --------                   -------
                                      Total non-interest income                                     716                       633
                                                                                               --------                   -------
NON-INTEREST EXPENSES
          Salaries, wages and employee benefits                                                   1,517                     1,453
          Occupancy of premises                                                                     164                       176
          Other operating                                                                           820                       940
                                                                                               --------                   -------
                                      Total non-interest expenses                                 2,501                     2,569
                                                                                               --------                   -------

                                      Income before federal income taxes                          1,959                     1,913

FEDERAL INCOME TAXES                                                                                588                       592
                                                                                               --------                   -------

NET INCOME                                                                                     $  1,371                   $ 1,321
                                                                                               ========                   =======

          Net income per share, based on 1,898,416 shares in 2004 and 1,901,126 shares in 2003 $   0.72                   $  0.69
                                                                                               ========                   =======
          Dividends declared, based on 1,897,696 shares in 2004 and 1,901,521 shares in 2003   $   0.28                   $  0.27
                                                                                               ========                   =======

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                                  (Unaudited)

                                                                                                     Three months ended
                                                                                                           March 31
                                                                                          2004                             2003
                                                                                                 (Dollars in thousands,
                                                                                              except share and per share data)
BALANCE AT BEGINNING OF PERIOD                                                          $ 46,196                         $  43,462

Comprehensive Income:
          Net income                                                                       1,371                             1,321
          Change in net unrealized gain (loss) on securities available-for-sale,
              net of reclassification adjustments and related income taxes                    99                              (124)
                                                                                        --------                         ---------
                                    Total comprehensive income                             1,470                             1,197

Issuance of shares of common stock, 142 shares in 2004 and 619 shares in 2003                  4                                17

Purchase of 2,200 treasury shares                                                            (78)                                -

Cash dividends declared, $.28 per share in 2004 and $.27 per share in 2003                  (531)                             (513)
                                                                                        --------                         ---------
BALANCE AT END OF PERIOD                                                                $ 47,061                         $  44,163
                                                                                        ========                         =========

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                                        Three months ended
                                                                                                              March 31
                                                                                                     2004                    2003
                                                                                                       (Dollars in thousands)
NET CASH FLOW FROM OPERATING ACTIVITIES                                                            $  2,162               $  2,497
                                                                                                   --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of available-for-sale securities                                                 (2,025)                (6,400)
          Proceeds from maturities of securities                                                      3,718                  5,749
          Proceeds from sales of available-for-sale securities                                        1,614                      -
          Net decrease (increase) in loans                                                           (3,728)                 9,141
          Additions to premises and equipment                                                          (251)                  (161)
                                                                                                   --------               --------
                                    Net cash from investing activities                                 (672)                 8,329
                                                                                                   --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net change in deposits                                                                     (5,792)                 2,459
          Net change in federal funds purchased and securities sold under repurchase agreements       4,272                 (3,648)
          Net change in Federal Home Loan Bank borrowings                                                 -                 (1,000)
          Proceeds from issuance of common stock                                                          4                     17
          Cash dividends paid                                                                          (532)                  (513)
          Purchase of treasury stock                                                                    (78)                     -
          Payment of deferred compensation                                                               (6)                   (29)
                                                                                                   --------               --------
                                     Net cash from financing activities                              (2,132)                (2,714)
                                                                                                   --------               --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                (642)                 8,112

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     10,984                 13,140
                                                                                                   --------               --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 10,342               $ 21,252
                                                                                                   ========               ========
SUPPLEMENTAL DISCLOSURES
             Cash paid during the period for:
                       Interest                                                                    $  1,410               $  1,774
                                                                                                   ========               ========
                       Federal income taxes                                                        $      -               $     58
                                                                                                   ========               ========

See note to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                    Note to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

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

PERFORMANCE SUMMARY

Assets totaled $402,331,000 at March 31, 2004 compared to $402,773,000 at 2003 year end. Total loans increased to $309,740,000 at March 31, 2004 compared to $306,292,000 at 2003 year end. Total securities decreased to $60,952,000 from $64,236,000 at 2003 year end and total deposits decreased to $306,615,000 from $312,407,000 at 2003 year end.

Net income for the three-month period ended March 31, 2004 was $1,371,000 or $.72 per common share compared to $1,321,000 or $.69 per common share for the same period in 2003. Year-to-date operating results in 2004 were positively impacted by an increase in non-interest income, which included $65,000 of gains from the sale of securities, and a decrease in non-interest expenses.

FINANCIAL POSITION

The following comments are based upon a comparison of Croghan's financial position at March 31, 2004 to 2003 year end.

Total loans increased $3,448,000 or 1.1 percent from 2003 year end. Loan categories experiencing growth from 2003 year end include a $1,932,000 increase in residential real estate loans, a $2,472,000 increase in nonresidential real estate loans, and a $1,742,000 increase in construction real estate loans. Loan categories experiencing contraction from 2003 year end include a $2,409,000 decrease in commercial loans, a $7,000 decrease in consumer loans, and a $282,000 decrease in credit card loans. Total securities decreased $3,284,000 or
5.1 percent from 2003 year end as
available funds were redirected from the securities portfolio to support continued growth in the loan portfolio.

Total deposits decreased $5,792,000 or 1.9 percent from 2003 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $6,080,000 or 3.4 percent and the time deposit category increased $288,000 or 0.2 percent. The competition for core deposits from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms) remains very strong. Croghan continues to balance the intense pressure on interest margin along with the deposit growth needs to fund ongoing loan demand.

Stockholders' equity at March 31, 2004 increased to $47,061,000 or $24.80 book value per common share compared to $46,196,000 or $24.32 book value per common share at December 31, 2003. The balance in stockholders' equity for both periods included accumulated other comprehensive income consisting of net unrealized gains on securities classified as available-for-sale. At March 31, 2004, Croghan held $56,787,000 in available-for-sale securities with an unrealized gain of $533,000, net of income taxes. This compares to 2003 year-end holdings of $59,261,000 in available-for-sale securities with an unrealized gain of $434,000, net of income taxes.

Beginning in February, 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through August 1, 2004. Since the inception of the program, a total of 19,100 shares have been repurchased as treasury shares. The 16,413 remaining treasury shares held as of March 31, 2004 and 14,355 shares held as of December 31, 2003 are reported at their acquired cost. Consistent with the Corporation's quarterly dividend policy, a cash dividend of $.28 per share was declared on March 9, 2004 payable on April 30, 2004.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, decreased $90,000 for the three-month period ended March 31, 2004 as compared to the same period in 2003. The net interest yield (net interest income divided by average interest-earning assets) was 4.20 percent for the three-month period ended March 31, 2004 compared to 4.42 percent for the same period in 2003. Net interest yield has begun to stabilize during 2004. It is anticipated that as future economic conditions improve, both market interest rates and managed interest rates will likely increase. Any managed interest rate increases would help to relieve the pressure on interest margin and afford some opportunity for improvement. When such increases could possibly occur is unknown and thus the timing of any possible interest margin improvement cannot be determined.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

Croghan's comprehensive loan policy provides guidelines for managing credit risk and asset quality. The policy details acceptable lending practices, establishes loan-grading classifications, and stipulates the use of a loan review process. Croghan employs an on-staff Credit Analyst and Credit Analyst Assistant to help facilitate the early identification of problem loans, to aid in making sound credit decisions, and to assist in the determination of the allowance for loan losses. Croghan also employs an outside credit review firm to supplement the credit analysis function and provide an independent assessment of the loan review process. Croghan's loan policy, loan review process, and credit analysis team strive to minimize the uncertainties associated with the lending function and aid in more readily identifying problem loans so appropriate resolution measures can be initiated.

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

                                                    Three months ended                  Three months ended
                                                      March 31, 2004                      March 31, 2003
                                                                    (Dollars in thousands)

Provision for loan losses charged to expense                $     130                            $    115
Net loan charge-offs                                              159                                 227
Net loan charge-offs as a percent of
  average outstanding loans                                       .05%                                .08%

The following table details factors relating to non-performing and potential problem loans as of the dates noted:

                                                            March 31, 2004        December 31, 2003
                                                                       (Dollars in thousands)
Nonaccrual loans                                                $   1,417                $   1,589
Loans contractually past due 90 days or more
  and still accruing interest                                         464                      904
Restructured loans                                                      -                        -
Potential problem loans, other than those past due
  90 days or more, nonaccrual, or restructured                     17,740                   14,644
                                                                ---------                ---------
Total potential problem and non-performing loans                $  19,621                $  17,137
                                                                =========                =========
Allowance for loan losses                                       $   3,358                $   3,387
Allowance for loan losses as a percent
  of period-end loans                                                1.08%                    1.11%

The provision for loan losses for the first three months of 2004 totaled $130,000 compared to $115,000 for the same period in 2003. Actual net loan charge-offs decreased to $159,000 for the first three months of 2004 compared to $227,000 during the same period in 2003. Total potential problem and non-performing loans, which are summarized in the preceding table, increased $2,484,000 or 14.5 percent to $19,621,000 at March 31, 2004 compared to
$17,137,000 at December 31, 2003. Positive trends included a decrease in nonaccrual loans of $172,000 between periods and a decrease in loans past due 90 days or more and still accruing interest of $440,000 between periods. The negative trend was an increase of $3,096,000 in potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured.

Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower's financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. The above-noted potential problem loans at March 31, 2004 are currently performing loans and a majority are collateralized by an interest in real property.

The following table provides additional detail pertaining to the past due status of Croghan's potential problem loans as of March 31, 2004 (dollars in thousands):

Potential problem loans not currently past due                                            $14,710
Potential problem loans past due one day or more but less than 10 days                      1,265
Potential problem loans past due 10 days or more but less than 30 days                      1,260
Potential problem loans past due 30 days or more but less than 60 days                        165
Potential problem loans past due 60 days or more but less than 90 days                        340
                                                                                          -------
Total potential problem loans                                                             $17,740
                                                                                          =======

The following table provides additional detail pertaining to the collateralization of Croghan's potential problem loans as of March 31, 2004 (dollars in thousands):

Collateralized by an interest in real property                                            $14,334
Collateralized by an interest in assets other than real property                            3,290
Unsecured                                                                                     116
                                                                                          -------
Total potential problem loans                                                             $17,740
                                                                                          =======

The above-noted asset quality trends will continue to be monitored throughout 2004 to ensure adequate provisions for loan losses are made in a timely manner. It is the Corporation's policy to maintain the allowance for loan losses at a level sufficient to provide for reasonably foreseeable losses. Management considers the allowance at March 31, 2004 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $83,000 or 13.1 percent for the three-month period ended March 31, 2004 compared to the same period in 2003. The most significant factor contributing to the 2004 increase was gains from the sale of securities totaling $65,000 for the three-month period ended March 31, 2004 compared with no such reported gains for the comparable 2003 period. The gains were realized upon the sale of U.S. Government Agency securities with approximately one year remaining until their stated final maturity. Alternative U.S. Government Agency securities maturing over longer time horizons (i.e., three to five years) were purchased to replace those securities that were sold. All of the securities sold were from the available-for-sale portfolio.

Trust income increased $7,000 or 5.5 percent between comparable quarterly periods. Service charges on deposit accounts increased $13,000 or 4.6 percent between comparable quarterly periods.

NON-INTEREST EXPENSES

Total non-interest expenses decreased $68,000 or 2.6 percent for the three-month period ended March 31, 2004 compared to the same period in 2003. Salaries, wages and employee benefits increased $64,000 or 4.4 percent between comparable three-month periods while occupancy of premises expense decreased $12,000 or 6.8 percent between comparable three-month periods. Other operating expenses decreased $120,000 or 12.8 percent between comparable three-month periods with the expense line items experiencing significant decreases being professional and consulting service fees, telephone, and loan collection and repossession fees.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense decreased $4,000 or 0.7 percent between comparable three-month periods. The Corporation's effective tax rate for the three months ended March 31, 2004 was 30.0 percent, which is comparable to the 30.9 percent for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Short-term borrowings of federal funds purchased and repurchase agreements averaged $14,151,000 for the three-month period ended March 31, 2004. This compares to $8,258,000 for the three-month period ended March 31, 2003 and $8,864,000 for the twelve-month period ended December 31, 2003. Borrowings from the Federal Home Loan Bank totaled $30,000,000 at both March 31, 2004 and December 31, 2003.

Capital expenditures for premises and equipment totaled $251,000 for the three-month period ended March 31, 2004 compared to $161,000 for the same period in 2003. Projected remaining expenditures in 2004 include approximately $425,000 for a new reader-sorter equipment with check imaging capabilities.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in the December 31, 2003 Form 10-K.

         ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

With the participation of our management, including our chief executive officer and treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and treasurer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Croghan and its consolidated subsidiary is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

                        ITEM 1. LEGAL PROCEEDINGS - None

         ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

CHANGES IN SECURITIES - None

SALE OF SECURITIES AND USE OF PROCEEDS - None

ISSUER PURCHASES OF EQUITY SECURITIES

The table below includes certain information regarding Croghan's purchase of Croghan common shares during the quarterly period ended March 31, 2004:

                                                        Total Number of           Maximum Number
                                                        Shares Purchased        of Shares that May
                    Total Number          Average      as Part of Publicly       Yet Be Purchased
                     of Shares          Price Paid      Announced Plans          Under the Plans
Period              Purchased (1)       per Share         or Programs             or Programs (2)
01/01/04
through                 None                None           None                      94,967
01/31/04

02/01/04
through                 2,200              $35.45          2,200                     92,792
02/29/04

03/01/04
through                 None                None           None                      92,792
03/31/04

(1) All share purchases were part of publicly announced plans and all were open-market transactions.

(2) A stock buy-back program commencing on August 1, 2003 was announced on July 23, 2003 in which up to 94,967 shares could be repurchased. Such stock buy-back program expired on February 1, 2004, and 94,967 shares remained authorized for repurchase under the program when it expired. A stock buy-back program commencing on February 1, 2004 and ending on August 1, 2004 was announced on January 21, 2004 in which up to 94,992 shares could be repurchased.

                 ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

                        ITEM 5. OTHER INFORMATION - None

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 31.1 - Rule 13a-14(a)/15d-14(a) CEO's Certification
EXHIBIT 31.2 - Rule 13a-14(a)/15d-14(a) Treasurer's Certification
EXHIBIT 32.1 - Section 1350 CEO's Certification
EXHIBIT 32.2 - Section 1350 Treasurer's Certification

REPORTS ON FORM 8-K

A Form 8-K dated January 21, 2004 was filed on January 21, 2004 reporting the 2003 annual earnings for Croghan Bancshares, Inc. and announcing the continuation of a stock repurchase program effective on February 1, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CROGHAN BANCSHARES, INC
                                ----------------
                                   Registrant

                                          /s/ Steven C. Futrell
                                          --------------------------------------
Date: April 22, 2004                          Steven C. Futrell, President & CEO

                                          /s/ Allan E. Mehlow
                                          --------------------------------------
Date: April 22, 2004                          Allan E. Mehlow, Treasurer