Form 10-Q
period 2004-06-30
CROGHAN BANCSHARES INC
filed 2004-07-29
CIK 887149

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

                                     0-20159
                          ----------------------------
                            (Commission File Number)

                            CROGHAN BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                       31-1073048
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

      323 Croghan Street, Fremont, Ohio                   43420
-------------------------------------------           ------------
   (Address of principal executive offices)            (Zip Code)

                                 (419) 332-7301
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

          1,898,072 common shares were outstanding as of June 30, 2004

This document contains 35 pages.

                            CROGHAN BANCSHARES, INC.
                                      Index

                                                                                                            Page(s)
PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements                                                                             3 - 8
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           9 - 13
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          14
   Item 4.  Controls and Procedures                                                                             14

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                                   15
   Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                    15
   Item 3.  Defaults Upon Senior Securities                                                                     15
   Item 4.  Submission of Matters to a Vote of Security Holders                                                 15
   Item 5.  Other Information                                                                                   16
   Item 6.  Exhibits and Reports on Form 8-K                                                                    16
                (a)     Exhibit 10 - Employment Agreement for Steven C. Futrell dated April 16, 2004            18
                        Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) CEO's Certification                             32
                        Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Treasurer's Certification                       33
                        Exhibit 32.1 - Section 1350 CEO's Certification                                         34
                        Exhibit 32.2 - Section 1350 Treasurer's Certification                                   35
                (b)     None

Signatures                                                                                                      17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            CROGHAN BANCSHARES, INC.
                     Consolidated Balance Sheets (Unaudited)

                                                                                     June 30                 December 31
                                                                                      2004                      2003
                                                                                  (Dollars in thousands, except par value)
                            ASSETS

CASH AND CASH EQUIVALENTS
        Cash and due from banks                                                   $     11,457              $       10,984
        Federal funds sold                                                                   -                           -
                                                                                  ------------              --------------
                            Total cash and cash equivalents                             11,457                      10,984
                                                                                  ------------              --------------
SECURITIES
        Available-for-sale, at fair value                                               60,873                      59,261
        Held-to-maturity, at amortized cost, fair value of $1,591 in 2004
         and $2,523 in 2003                                                              1,544                       2,436
        Restricted stock                                                                 2,636                       2,539
                                                                                  ------------              --------------
                            Total securities                                            65,053                      64,236
                                                                                  ------------              --------------
LOANS                                                                                  316,043                     306,292
        Less:  Allowance for loan losses                                                 3,312                       3,387
                                                                                  ------------              --------------
                            Net loans                                                  312,731                     302,905
                                                                                  ------------              --------------
Premises and equipment, net                                                              7,396                       6,911
Cash surrender value of life insurance                                                   9,060                       8,876
Goodwill                                                                                 6,113                       6,113
Accrued interest receivable                                                              1,824                       1,930
Other assets                                                                               655                         818
                                                                                  ------------              --------------
TOTAL ASSETS                                                                      $    414,289              $      402,773
                                                                                  ============              ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
        Deposits:
           Demand, non-interest bearing                                           $     37,469              $       39,758
           Savings, NOW and Money Market deposits                                      150,738                     138,272
           Time                                                                        133,643                     134,377
                                                                                  ------------              --------------
                            Total deposits                                             321,850                     312,407

        Federal funds purchased and securities sold under repurchase agreements         13,643                      11,176
        Federal Home Loan Bank borrowings                                               28,950                      30,000
        Dividends payable                                                                  531                         532
        Other liabilities                                                                2,362                       2,462
                                                                                  ------------              --------------
                            Total liabilities                                          367,336                     356,577
                                                                                  ------------              --------------
STOCKHOLDERS' EQUITY
        Common stock, $12.50 par value.  Authorized 3,000,000 shares;
            issued 1,914,109 shares                                                     23,926                      23,926
        Surplus                                                                            126                         122
        Retained earnings                                                               23,506                      22,097
        Accumulated other comprehensive income (loss)                                     (157)                        434
        Treasury stock, 16,037 shares in 2004 and 14,355 in 2003, at cost                 (448)                       (383)
                                                                                  ------------              --------------
                            Total stockholders' equity                                  46,953                      46,196
                                                                                  ------------              --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $    414,289              $      402,773
                                                                                  ============              ==============

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
               Consolidated Statements of Operations (Unaudited)

                                                                                                   Three months ended
                                                                                                         June 30
                                                                                                  2004              2003
                                                                                                  (Dollars in thousands,
                                                                                                  except per share data)
INTEREST INCOME
        Loans, including fees                                                                   $ 4,877           $ 4,833
        Securities:
           Obligations of U.S. Government agencies and corporations                                 270               443
           Obligations of states and political subdivisions                                         166               160
           Other                                                                                     47                57
        Federal funds sold                                                                            -                24
                                                                                                -------           -------
                            Total interest income                                                 5,360             5,517
                                                                                                -------           -------
INTEREST EXPENSE
        Deposits                                                                                  1,117             1,342
        Other borrowings                                                                            277               298
                                                                                                -------           -------
                            Total interest expense                                                1,394             1,640
                                                                                                -------           -------
                            Net interest income                                                   3,966             3,877

PROVISION FOR LOAN LOSSES                                                                           115                95
                                                                                                -------           -------
                            Net interest income, after provision for loan losses                  3,851             3,782
                                                                                                -------           -------
NON-INTEREST INCOME
        Trust income                                                                                139               137
        Service charges on deposit accounts                                                         309               316
        Gain on sale of securities                                                                   28               165
        Other                                                                                       258               201
                                                                                                -------           -------
                            Total non-interest income                                               734               819
                                                                                                -------           -------
NON-INTEREST EXPENSES
        Salaries, wages and employee benefits                                                     1,470             1,400
        Additional provision for supplemental retirement benefits                                   412                 -
        Occupancy of premises                                                                       159               170
        Other operating                                                                           1,003               953
                                                                                                -------           -------
                            Total non-interest expenses                                           3,044             2,523
                                                                                                -------           -------

                            Income before federal income taxes                                    1,541             2,078

FEDERAL INCOME TAXES                                                                                441               648
                                                                                                -------           -------
NET INCOME                                                                                      $ 1,100           $ 1,430
                                                                                                =======           =======

        Net income per share, based on 1,897,846 shares in 2004 and 1,900,526 shares in 2003    $  0.58           $  0.75
                                                                                                =======           =======
        Dividends declared, based on 1,898,072 shares in 2004 and 1,899,274 shares in 2003      $  0.28           $  0.27
                                                                                                =======           =======

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
               Consolidated Statements of Operations (Unaudited)

                                                                                                     Six months ended
                                                                                                         June 30
                                                                                                  2004              2003
                                                                                                  (Dollars in thousands,
                                                                                                  except per share data)
INTEREST INCOME
        Loans, including fees                                                                   $ 9,616           $ 9,808
        Securities:
           U.S. Treasury                                                                              -                10
           Obligations of U.S. Government agencies and corporations                                 616               935
           Obligations of states and political subdivisions                                         331               308
           Other                                                                                    100               128
        Federal funds sold                                                                            -                44
                                                                                                -------           -------
                            Total interest income                                                10,663            11,233
                                                                                                -------           -------
INTEREST EXPENSE
        Deposits                                                                                  2,247             2,770
        Other borrowings                                                                            576               622
                                                                                                -------           -------
                            Total interest expense                                                2,823             3,392
                                                                                                -------           -------
                            Net interest income                                                   7,840             7,841

PROVISION FOR LOAN LOSSES                                                                           245               210
                                                                                                -------           -------
                            Net interest income, after provision for loan losses                  7,595             7,631
                                                                                                -------           -------
NON-INTEREST INCOME
        Trust income                                                                                273               264
        Service charges on deposit accounts                                                         607               600
        Gain on sale of securities                                                                   93               165
        Other                                                                                       477               422
                                                                                                -------           -------
                            Total non-interest income                                             1,450             1,451
                                                                                                -------           -------
NON-INTEREST EXPENSES
        Salaries, wages and employee benefits                                                     2,987             2,852
        Additional provision for supplemental retirement benefits                                   412                 -
        Occupancy of premises                                                                       323               346
        Other operating                                                                           1,823             1,893
                                                                                                -------           -------
                            Total non-interest expenses                                           5,545             5,091
                                                                                                -------           -------

                            Income before federal income taxes                                    3,500             3,991

FEDERAL INCOME TAXES                                                                              1,029             1,240
                                                                                                -------           -------

NET INCOME                                                                                      $ 2,471           $ 2,751
                                                                                                =======           =======

        Net income per share, based on 1,898,131 shares in 2004 and 1,900,824 shares in 2003    $  1.30           $  1.45
                                                                                                =======           =======
        Dividends declared, based on 1,898,072 shares in 2004 and 1,899,274 shares in 2003      $  0.56           $  0.54
                                                                                                =======           =======

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                                                                   Three months ended
                                                                                                         June 30
                                                                                                  2004              2003
                                                                                                  (Dollars in thousands,
                                                                                                  except per share data)
BALANCE AT BEGINNING OF PERIOD                                                                  $ 47,061          $ 44,163

Comprehensive Income:
        Net income                                                                                 1,100             1,430
        Change in net unrealized gain (loss) on securities available-for-sale,
            net of reclassification adjustments and related income taxes                            (690)              (73)
                                                                                                --------          --------
                                    Total comprehensive income                                       410             1,357

Issuance of treasury shares, 376 shares in 2004 and 253 shares in 2003                                13                 7

Purchase of 2,500 treasury shares                                                                      -               (70)

Cash dividends declared, $.28 per share in 2004 and $.27 per share in 2003                          (531)             (513)
                                                                                                --------          --------

BALANCE AT END OF PERIOD                                                                        $ 46,953          $ 44,944
                                                                                                ========          ========

                                                                                                     Six months ended
                                                                                                         June 30
                                                                                                  2004              2003
                                                                                                  (Dollars in thousands,
                                                                                                  except per share data)
BALANCE AT BEGINNING OF PERIOD                                                                  $ 46,196          $ 43,462

Comprehensive Income:
        Net income                                                                                 2,471             2,751
        Change in net unrealized gain (loss) on securities available-for-sale,
            net of reclassification adjustments and related income taxes                            (591)             (197)
                                                                                                --------          --------
                                    Total comprehensive income                                     1,880             2,554

Issuance of treasury shares, 518 shares in 2004 and 872 shares in 2003                                17                24

Purchase of treasury shares, 2,200 shares in 2004 and 2,500 shares in 2003                           (78)              (70)

Cash dividends declared, $.56 per share in 2004 and $.54 per share in 2003                        (1,062)           (1,026)
                                                                                                --------          --------

BALANCE AT END OF PERIOD                                                                        $ 46,953          $ 44,944
                                                                                                ========          ========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                                        Six months ended
                                                                                                             June 30
                                                                                                     2004             2003
                                                                                                     (Dollars in thousands)
NET CASH FLOW FROM OPERATING ACTIVITIES                                                           $    3,631        $  3,458
                                                                                                  ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of available-for-sale securities                                                       (17,943)        (19,103)
    Proceeds from maturities of securities                                                            12,417          10,532
    Proceeds from sales of available-for-sale securities                                               3,512           3,775
    Net decrease (increase) in loans                                                                 (10,071)         (1,158)
    Additions to premises and equipment                                                                 (779)           (242)
    Proceeds from sale of equipment                                                                        -               -
                                                                                                  ----------        --------
                  Net cash from investing activities                                                 (12,864)         (6,196)
                                                                                                  ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                                                             9,443           7,654
    Net change in federal funds purchased and securities sold under repurchase agreements              2,467          (4,403)
    Net change in Federal Home Loan Bank borrowings                                                   (1,050)         (1,000)
    Proceeds from issuance of treasury shares                                                             17              24
    Cash dividends paid                                                                               (1,063)         (1,027)
    Purchase of treasury stock                                                                           (78)            (69)
    Payment of deferred compensation                                                                     (30)            (29)
                                                                                                  ----------        --------
                  Net cash from financing activities                                                   9,706           1,150
                                                                                                  ----------        --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                  473          (1,588)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      10,984          13,140
                                                                                                  ----------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $   11,457        $ 11,552
                                                                                                  ==========        ========

SUPPLEMENTAL DISCLOSURES
    Cash paid during the year for:

                  Interest                                                                        $    2,885        $  3,487
                                                                                                  ==========        ========
                  Federal income taxes                                                            $      780        $  1,318
                                                                                                  ==========        ========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)

(1) Consolidated Financial Statements

      The consolidated financial statements have been prepared by Croghan Bancshares, Inc. ("the Corporation") without audit. In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present fairly the Corporation's consolidated financial position, results of operations and changes in cash flows have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

(2) Retirement Program

      In 1999, the Bank entered into split-dollar life insurance arrangements with six officers which included agreements to provide supplemental retirement benefits. Since 1999, the Bank has provided an estimated liability for accumulated supplemental retirement benefits under the agreements. Such estimated liability was provided annually by an outside firm.

      In February 2004, bank regulators issued an advisory letter to all financial institutions regarding the accounting for deferred compensation agreements, especially those linked to bank-owned life insurance. As a result of detailed analyses and discussions with various parties, it was determined in June 2004 that the Bank's estimated liability for accumulated supplemental retirement benefits should be increased by approximately $412,000 ($272,000 after income taxes). The adjustment, which represents a charge beyond the normal supplemental retirement benefit provision, is reported separately in the June 30, 2004 consolidated statements of operations and resulted in a decrease in second quarter and year-to-date 2004 net income per share of $.14. Because the adjustment is not considered material to the consolidated financial statements, prior period financial statements are not being restated.

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

PERFORMANCE SUMMARY

Assets totaled $414,289,000 at June 30, 2004 compared to $402,773,000 at 2003 year end. Total loans increased to $316,043,000 at June 30, 2004 compared to $306,292,000 at 2003 year end. Total securities increased to $65,053,000 from $64,236,000 at 2003 year end and total deposits increased to $321,850,000 from $312,407,000 at 2003 year end.

Net income for the quarter ended June 30, 2004 was $1,100,000 or $.58 per common share compared to $1,430,000 or $.75 per common share for the same period in 2003. Net income for the six-month period ended June 30, 2004 was $2,471,000 or $1.30 per common share compared to $2,751,000 or $1.45 per common share for the same period in 2003. The June 30, 2004 quarterly and year-to-date operating results were negatively impacted by the additional provision of $412,000 to adjust the accrual for supplemental retirement plan benefits. Such provision resulted in a decrease in second quarter and year-to-date 2004 net income per share of $.14.

FINANCIAL POSITION

The following comments are based upon a comparison of Croghan's financial position at June 30, 2004 to 2003 year end.

Total loans increased $9,751,000 or 3.2 percent from 2003 year end. Loan categories experiencing growth from 2003 year end include a $3,826,000 increase in residential real estate loans, a $2,534,000 increase in nonresidential real estate loans, a $3,710,000 increase in construction real estate loans, and a $723,000 increase in consumer loans. Loan categories experiencing contraction from 2003 year end include an $801,000 decrease in commercial loans and a $241,000 decrease in credit card loans.

Total deposits increased $9,443,000 or 3.0 percent from 2003 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) increased $10,177,000 or 5.7 percent and the time deposit category decreased $734,000 or 0.5 percent. The competition for core deposits from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms) remains very strong. Croghan continuously monitors its deposit growth needs to fund ongoing loan demand in relation to the necessary deposit pricing to relieve the rate pressure exerted on interest margin.

Stockholders' equity at June 30, 2004 increased to $46,953,000 or $24.74 book value per common share compared to $46,196,000 or $24.32 book value per common share at December 31, 2003. The balance in stockholders' equity at June 30, 2004 included an other comprehensive loss consisting of net unrealized losses on securities classified as available-for-sale. This compared to accumulated other comprehensive income as of December 31, 2003 consisting of net unrealized gains on securities classified as available-for-sale. At June 30, 2004, Croghan held $60,873,000 in available-for-sale securities with an unrealized loss of $157,000, net of income taxes. This compares to 2003 year-end holdings of $59,261,000 in available-for-sale securities with an unrealized gain of $434,000, net of income taxes.

Beginning in February, 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through February 1, 2005. Since the inception of the program, a total of 19,100 shares have been repurchased as treasury shares. The 16,037 remaining treasury shares held as of June 30, 2004 and 14,355 shares held as of December 31, 2003 are reported at their acquired cost. Consistent with the Corporation's quarterly dividend policy, a cash dividend of $.28 per share was declared on June 15, 2004 payable on July 30, 2004.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $89,000 for the quarter ended June 30, 2004 as compared to the same period in 2003. Net interest income decreased by only $1,000 for the six-month period ended June 30, 2004 as compared to the same period in 2003.

The net interest yield (net interest income divided by average interest-earning assets) was 4.26 percent for the quarter ended June 30, 2004 compared to a like percentage, 4.26 percent, for the same period in 2003. Net interest yield was
4.23 percent for the six-month period ended June 30, 2004 compared to 4.34 percent for the same period in 2003.

It is anticipated that as future economic conditions improve, both market interest rates and managed interest rates will likely increase. One such managed interest rate increase, of 25 basis points, was instituted by the Federal Reserve Open Market Committee on June 30, 2004. Gradual managed interest rate increases will help to relieve some of the pressure on interest margin and should afford an opportunity for improvement. The magnitude and timing of any further increases is unknown and thus their effect on interest margin cannot be accurately determined.

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

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

                                                 Six months ended        Six months ended
                                                   June 30, 2004          June 30, 2003
                                                           (Dollars in thousands)
Provision for loan losses charged to expense          $   245                $   210
Net loan charge-offs                                      320                    336
Net loan charge-offs as a percent of
  average outstanding loans                               .10%                   .12%

The following table details factors relating to non-performing and potential problem loans as of the dates noted:

                                                   June 30, 2004         December 31, 2003
                                                         (Dollars in thousands)
Nonaccrual loans                                      $  1,236               $  1,589
Loans contractually past due 90 days or more
   and still accruing interest                             394                    904
Restructured loans                                           -                      -
Potential problem loans, other than those past due
   90 days or more, nonaccrual, or restructured         16,833                 14,644
                                                      --------               --------
Total potential problem and non-performing loans      $ 18,463               $ 17,137
                                                      ========               ========

Allowance for loan losses                             $  3,312               $  3,387
Allowance for loan losses as a percent
    of period-end loans                                   1.05%                  1.11%

The provision for loan losses for the first six months of 2004 totaled $245,000 compared to $210,000 for the same period in 2003. Actual net loan charge-offs decreased to $320,000 for the first six months of 2004 compared to $336,000 during the same period in 2003. Total potential problem and non-performing loans, which are summarized in the preceding table, increased $1,326,000 or 7.7 percent to $18,463,000 at June 30, 2004 compared to $17,137,000 at December 31, 2003. Positive trends included a decrease in nonaccrual loans of $353,000 between periods and a decrease in loans past due 90 days or more and still accruing interest of $510,000 between periods. The negative trend was an increase of $2,189,000 in potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured.

Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower's financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. The above-noted potential problem loans at June 30, 2004 are currently performing loans and a majority are collateralized by an interest in real property.

The following table provides additional detail pertaining to the past due status of Croghan's potential problem loans as of June 30, 2004 (dollars in thousands):

Potential problem loans not currently past due                                  $11,605
Potential problem loans past due one day or more but less than 10 days            3,591
Potential problem loans past due 10 days or more but less than 30 days              615
Potential problem loans past due 30 days or more but less than 60 days              766
Potential problem loans past due 60 days or more but less than 90 days              256
                                                                                -------
Total potential problem loans                                                   $16,833
                                                                                =======

The following table provides additional detail pertaining to the collateralization of Croghan's potential problem loans as of June 30, 2004 (dollars in thousands):

Collateralized by an interest in real property                           $11,980
Collateralized by an interest in assets other than real property           4,753
Unsecured                                                                    100
                                                                         -------
Total potential problem loans                                            $16,833
                                                                         =======

The above-noted asset quality trends will continue to be monitored throughout 2004 to ensure adequate provisions for loan losses are made in a timely manner. It is the Corporation's policy to maintain the allowance for loan losses at a level sufficient to provide for reasonably foreseeable losses. Management considers the allowance at June 30, 2004 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.

NON-INTEREST INCOME

Total non-interest income decreased $85,000 or 10.4 percent for the quarter ended June 30, 2004 compared to the same period in 2003, and decreased by only $1,000 for the six-month period ended June 30, 2004 compared to the same period in 2003. The most significant factor contributing to the quarterly decrease was gains from the sale of securities, which totaled $28,000 for the three-month period ended June 30, 2004 compared to $165,000 in reported gains for the comparable 2003 period. The gains were realized upon the sale of U.S. Government Agency securities with approximately one year remaining until their stated final maturity. Alternative U.S. Government Agency securities maturing over longer time horizons (i.e., three to five years) were purchased to replace those securities that were sold. All of the securities sold were from the available-for-sale portfolio.

NON-INTEREST EXPENSES

Total non-interest expenses increased $521,000 or 20.7 percent for the quarter ended June 30, 2004 compared to the same period in 2003, and increased $454,000 or 8.9 percent for the six-month period ended June 30, 2004 as compared to the same period in 2003.

The most significant change in non-interest expenses for the quarterly and six-month periods ended June 30, 2004 is a $412,000 additional provision for supplemental retirement benefits. This expense item is fully discussed in Note 2 to the financial statements and relates to an advisory letter issued by the banking regulators pertaining to the accounting for deferred compensation agreements. Based upon the regulators' position and after extensive analyses and discussions with various parties, it was determined in June 2004 that the estimated liability for accumulated supplemental retirement benefits should be increased by $412,000 ($272,000 after income taxes). This non-recurring adjustment is over and above Croghan's normal supplemental retirement benefit provision and resulted in a decrease in second quarter and year-to-date 2004 net income per share of $.14.

Salaries, wages and employee benefits increased $70,000 or 5.0 percent between comparable quarterly periods and $135,000 or 4.7 percent between comparable six-month periods. Occupancy of premises expense decreased $11,000 or 6.5 percent between comparable quarterly periods and $23,000 or 6.6 percent between comparable six-month periods. Other operating expenses increased $50,000 or 5.2 percent between comparable quarterly periods and decreased $70,000 or 3.7 percent between comparable six-month periods.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense decreased $207,000 or 31.9 percent between comparable quarterly periods and $211,000 or 17.0 percent between comparable six-month periods. The decrease is directly related to lower income before federal income taxes in both periods. The Corporation's effective tax rate for the six months ended June 30, 2004 was 29.4 percent compared to 31.1 percent for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Short-term borrowings of federal funds purchased and repurchase agreements averaged $12,177,000 for the six-month period ended June 30, 2004. This compares to $8,388,000 for the six-month period ended June 30, 2003 and $8,864,000 for the twelve-month period ended December 31, 2003. Borrowings from the Federal Home Loan Bank totaled $28,950,000 at June 30, 2004 as compared to $30,000,000 at December 31, 2003.

Capital expenditures for premises and equipment totaled $779,000 for the six-month period ended June 30, 2004 compared to $242,000 for the same period in 2003. The 2004 expenditures include approximately $425,000 for new reader-sorter equipment with check imaging capabilities.

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative information about market risk provided in the December 31, 2003 Form 10-K.

      ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

With the participation of our management, including our chief executive officer and treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and treasurer have concluded that:

(a) information required to be disclosed by Croghan in this Quarterly Report on Form 10-Q would be accumulated and communicated to Croghan's management, including its chief executive officer and treasurer, as appropriate, to allow timely decisions regarding required disclosure;

(b) information required to be disclosed by Croghan in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

(c) Croghan's disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Croghan and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

                        ITEM 1. LEGAL PROCEEDINGS - None

      ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   None

(b)   None

(c)   None

(d)   None

(e) The table below includes certain information regarding Croghan's purchase of Croghan common shares during the quarterly period ended June 30, 2004:

                                       Total Number of       Maximum Number
                                      Shares Purchased     of Shares that May
          Total Number     Average   as Part of Publicly    Yet Be Purchased
           of Shares     Price Paid    Announced Plans       Under the Plans
 Period   Purchased (1)   per Share      or Programs         or Programs (2)
04/01/04
 through     None           None            None                 92,792
04/30/04

05/01/04
 through     None           None            None                 92,792
05/31/04

06/01/04
 through     None           None            None                 92,792
06/30/04

(1)   There were no shares purchased during the quarter.

(2) A stock buy-back program commencing on February 1, 2004 and ending on August 1, 2004 was announced on January 21, 2004 in which up to 94,992 shares could be repurchased (2,200 shares were purchased on February 3, 2004). A stock buy-back program commencing on August 1, 2004 and ending on February 1, 2005 was announced on July 16, 2004 in which up to 94,904 shares could be repurchased.

                 ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders of Croghan Bancshares, Inc. was held on May 11, 2004.

(b) Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.

      The following directors were elected for terms expiring in 2007: James E. Bowlus, John P. Keller, Daniel W. Lease, and Allan E. Mehlow. The following Directors also remain in office with terms expiring in 2005 and 2006: Steven C. Futrell, Robert H. Moyer, J. Terrence Wolfe, Gary L. Zimmerman, Michael D. Allen, Sr., Claire F. Johansen, Stephen A. Kemper, and Claude E. Young.

(c)   Matters voted upon at the annual meeting of shareholders:

            (1) Election of Directors

    Nominee                For       Withheld
------------------      ---------    --------
James E. Bowlus         1,189,638      6,413
Nathan G. Danziger         22,341          0
John P. Keller          1,173,838     22,213
Daniel W. Lease         1,171,058     24,993
Allan E. Mehlow         1,156,997     16,713

            (2) Shareholder proposal requesting the Board of Directors to take the steps necessary to declassify the Board

  For     Against   Abstain
-------   -------   -------
144,490   984,381    66,718

            (3) Shareholder proposal requesting the Board of Directors to establish a performance-based senior executive compensation system

  For      Against    Abstain
-------   ---------   -------
136,769   1,044,364   14,456

            (4) Shareholder proposal requesting the Board of Directors to adopt a policy to elect an independent Chairman of the Board

  For      Against    Abstain
-------   ---------   -------
105,912   1,076,795    12,882

                        ITEM 5. OTHER INFORMATION - None

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10 - Employment Agreement for Steven C. Futrell dated April 16, 2004
EXHIBIT 31.1 - Rule 13a-14(a)/15d-14(a) CEO's Certification
EXHIBIT 31.2 - Rule 13a-14(a)/15d-14(a) Treasurer's Certification
EXHIBIT 32.1 - Section 1350 CEO's Certification
EXHIBIT 32.2 - Section 1350 Treasurer's Certification

REPORTS ON FORM 8-K  - None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CROGHAN BANCSHARES, INC.
                               -------------------
                                   Registrant

Date: July 29, 2004                           /s/  Steven C. Futrell
                                              ----------------------------------
                                              Steven C. Futrell, President & CEO

Date: July 29, 2004                           /s/  Allan E. Mehlow
                                              ----------------------------------
                                              Allan E. Mehlow, Treasurer