Form 10-Q
period 2004-09-30
CROGHAN BANCSHARES INC
filed 2004-10-27
CIK 887149

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

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

        1,898,297 common shares were outstanding as of September 30, 2004

This document contains 20 pages.

                            CROGHAN BANCSHARES, INC.
                                      Index

                                                                                                            Page(s)
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements                                                                             3 -  8
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            9 - 13
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           14
  Item 4.  Controls and Procedures                                                                              14

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                    15
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                          15
  Item 3.  Defaults Upon Senior Securities                                                                      15
  Item 4.  Submission of Matters to a Vote of Security Holders                                                  15
  Item 5.  Other Information                                                                                    15
  Item 6.  Exhibits                                                                                             15
                Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) CEO's Certification                                     17
                Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Treasurer's Certification                               18
                Exhibit 32.1 - Section 1350 CEO's Certification                                                 19
                Exhibit 32.2 - Section 1350 Treasurer's Certification                                           20

Signatures                                                                                                      16

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            CROGHAN BANCSHARES, INC.
                     Consolidated Balance Sheets (Unaudited)

                                                                                     September 30                 December 31
                                                                                         2004                         2003
                                                                                     (Dollars in thousands, except par value)
                                         ASSETS

CASH AND CASH EQUIVALENTS
     Cash and due from banks                                                         $     10,223                 $    10,984
     Federal funds sold                                                                         -                           -
                                                                                     ------------                 -----------
                      Total cash and cash equivalents                                      10,223                      10,984
                                                                                     ------------                 -----------
SECURITIES
     Available-for-sale, at fair value                                                     59,532                      59,261
     Held-to-maturity, at amortized cost, fair value of $1,614 in 2004
      and $2,523 in 2003                                                                    1,541                       2,436
     Restricted stock                                                                       2,656                       2,539
                                                                                     ------------                 -----------
                      Total securities                                                     63,729                      64,236
                                                                                     ------------                 -----------

LOANS                                                                                     314,589                     306,292
     Less:  Allowance for loan losses                                                       3,436                       3,387
                                                                                     ------------                 -----------
                      Net loans                                                           311,153                     302,905
                                                                                     ------------                 -----------

Premises and equipment, net                                                                 7,255                       6,911
Cash surrender value of life insurance                                                      9,146                       8,876
Goodwill                                                                                    6,113                       6,113
Accrued interest receivable                                                                 1,977                       1,930
Other assets                                                                                  643                         818
                                                                                     ------------                 -----------
TOTAL ASSETS                                                                         $    410,239                 $   402,773
                                                                                     ============                 ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
       Demand, non-interest bearing                                                  $     36,404                 $    39,758
       Savings, NOW and Money Market deposits                                             148,005                     138,272
       Time                                                                               134,876                     134,377
                                                                                     ------------                 -----------
                      Total deposits                                                      319,285                     312,407

     Federal funds purchased and securities sold under repurchase agreements               10,188                      11,176
     Federal Home Loan Bank borrowings                                                     28,950                      30,000
     Dividends payable                                                                        532                         532
     Other liabilities                                                                      2,934                       2,462
                                                                                     ------------                 -----------
                      Total liabilities                                                   361,889                     356,577
                                                                                     ------------                 -----------

STOCKHOLDERS' EQUITY
     Common stock, $12.50 par value. Authorized 3,000,000 shares;
        issued 1,914,109 shares                                                            23,926                      23,926
     Surplus                                                                                  128                         122
     Retained earnings                                                                     24,208                      22,097
     Accumulated other comprehensive income                                                   530                         434
     Treasury stock, 15,812 shares in 2004 and 14,355 in 2003, at cost                       (442)                       (383)
                                                                                     ------------                 -----------
                      Total stockholders' equity                                           48,350                      46,196
                                                                                     ------------                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $    410,239                 $   402,773
                                                                                     ============                 ===========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                Consolidated Statements of Operations (Unaudited)

                                                                                               Three months ended
                                                                                                  September 30
                                                                                               2004           2003
                                                                                              (Dollars in thousands,
                                                                                              except per share data)
INTEREST INCOME
     Loans, including fees                                                                    $4,913         $4,845
     Securities:
        Obligations of U.S. Government agencies and corporations                                 316            354
        Obligations of states and political subdivisions                                         174            164
        Other                                                                                     50             59
     Federal funds sold                                                                            -              1
                                                                                              ------         ------
                      Total interest income                                                    5,453          5,423
                                                                                              ------         ------

INTEREST EXPENSE
     Deposits                                                                                  1,141          1,224
     Other borrowings                                                                            294            300
                                                                                              ------         ------
                      Total interest expense                                                   1,435          1,524
                                                                                              ------         ------

                      Net interest income                                                      4,018          3,899

PROVISION FOR LOAN LOSSES                                                                        265            110
                                                                                              ------         ------
                      Net interest income, after provision for loan losses                     3,753          3,789
                                                                                              ------         ------

NON-INTEREST INCOME
     Trust income                                                                                138            136
     Service charges on deposit accounts                                                         333            320
     Other                                                                                       286            237
                                                                                              ------         ------
                      Total non-interest income                                                  757            693
                                                                                              ------         ------

NON-INTEREST EXPENSES
     Salaries, wages and employee benefits                                                     1,561          1,435
     Occupancy of premises                                                                       163            156
     Other operating                                                                           1,040          1,003
                                                                                              ------         ------
                      Total non-interest expenses                                              2,764          2,594
                                                                                              ------         ------

                      Income before federal income taxes                                       1,746          1,888

FEDERAL INCOME TAXES                                                                             512            576
                                                                                              ------         ------

NET INCOME                                                                                    $1,234         $1,312
                                                                                              ======         ======

     Net income per share, based on 1,898,168 shares in 2004 and 1,899,384 shares in 2003     $ 0.65         $ 0.69
                                                                                              ======         ======
     Dividends declared, based on 1,898,297 shares in 2004 and 1,899,508 shares in 2003       $ 0.28         $ 0.27
                                                                                              ======         ======

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                Consolidated Statements of Operations (Unaudited)

                                                                                                Nine months ended
                                                                                                  September 30
                                                                                               2004           2003
                                                                                              (Dollars in thousands,
                                                                                              except per share data)
INTEREST INCOME
     Loans, including fees                                                                    $14,529        $14,653
     Securities:
        U.S. Treasury                                                                               -             10
        Obligations of U.S. Government agencies and corporations                                  932          1,289
        Obligations of states and political subdivisions                                          505            472
        Other                                                                                     150            187
     Federal funds sold                                                                             -             45
                                                                                              -------        -------
                      Total interest income                                                    16,116         16,656
                                                                                              -------        -------

INTEREST EXPENSE
     Deposits                                                                                   3,388          3,994
     Other borrowings                                                                             870            922
                                                                                              -------        -------
                      Total interest expense                                                    4,258          4,916
                                                                                              -------        -------

                      Net interest income                                                      11,858         11,740

PROVISION FOR LOAN LOSSES                                                                         510            320
                                                                                              -------        -------
                      Net interest income, after provision for loan losses                     11,348         11,420
                                                                                              -------        -------

NON-INTEREST INCOME
     Trust income                                                                                 411            400
     Service charges on deposit accounts                                                          940            920
     Gain on sale of securities                                                                    93            165
     Other                                                                                        763            659
                                                                                              -------        -------
                      Total non-interest income                                                 2,207          2,144
                                                                                              -------        -------

NON-INTEREST EXPENSES
     Salaries, wages and employee benefits                                                      4,547          4,287
     Additional provision for supplemental retirement benefits                                    412              -
     Occupancy of premises                                                                        486            502
     Other operating                                                                            2,864          2,896
                                                                                              -------        -------
                      Total non-interest expenses                                               8,309          7,685
                                                                                              -------        -------

                      Income before federal income taxes                                        5,246          5,879

FEDERAL INCOME TAXES                                                                            1,541          1,816
                                                                                              -------        -------

NET INCOME                                                                                    $ 3,705        $ 4,063
                                                                                              =======        =======

     Net income per share, based on 1,898,143 shares in 2004 and 1,900,339 shares in 2003     $  1.95        $  2.14
                                                                                              =======        =======
     Dividends declared, based on 1,898,297 shares in 2004 and 1,899,508 shares in 2003       $  0.84        $  0.81
                                                                                              =======        =======

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                                                               Three months ended
                                                                                                  September 30
                                                                                               2004           2003
                                                                                              (Dollars in thousands,
                                                                                              except per share data)
BALANCE AT BEGINNING OF PERIOD                                                                $ 46,953      $ 44,944

Comprehensive Income:
     Net income                                                                                  1,234         1,312
     Change in net unrealized gain (loss) on securities available-for-sale,
         net of reclassification adjustments and related income taxes                              687          (279)
                                                                                              --------      --------
                      Total comprehensive income                                                 1,921         1,033

Issuance of treasury shares, 225 shares in 2004 and 234 shares in 2003                               8             7

Cash dividends declared, $.28 per share in 2004 and $.27 per share in 2003                        (532)         (513)
                                                                                              --------      --------

BALANCE AT END OF PERIOD                                                                      $ 48,350      $ 45,471
                                                                                              ========      ========

                                                                                                Nine months ended
                                                                                                  September 30
                                                                                               2004           2003
                                                                                              (Dollars in thousands,
                                                                                              except per share data)
BALANCE AT BEGINNING OF PERIOD                                                                $ 46,196      $ 43,462

Comprehensive Income:
     Net income                                                                                  3,705         4,063
     Change in net unrealized gain (loss) on securities available-for-sale,
         net of reclassification adjustments and related income taxes                               96          (476)
                                                                                              --------      --------
                      Total comprehensive income                                                 3,801         3,587

Issuance of treasury shares, 743 shares in 2004 and 1,106 shares in 2003                            26            31

Purchase of treasury shares, 2,200 shares in 2004 and 2,500 shares in 2003                         (78)          (70)

Cash dividends declared, $.84 per share in 2004 and $.81 per share in 2003                      (1,595)       (1,539)
                                                                                              --------      --------

BALANCE AT END OF PERIOD                                                                      $ 48,350      $ 45,471
                                                                                              ========      ========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                Nine months ended
                                                                                                  September 30
                                                                                               2004           2003
                                                                                              (Dollars in thousands)
NET CASH FLOW FROM OPERATING ACTIVITIES                                                       $  5,514      $  5,472
                                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of available-for-sale securities                                                (18,617)      (19,103)
     Proceeds from maturities of securities                                                     15,234        19,621
     Proceeds from sales of available-for-sale securities                                        3,512         3,775
     Purchase of bank-owned life insurance policies                                                  -        (5,000)
     Net decrease (increase) in loans                                                           (8,758)      (13,168)
     Additions to premises and equipment                                                          (809)         (531)
     Proceeds from sale of equipment                                                                 -             -
                                                                                              --------      --------
                      Net cash from investing activities                                        (9,438)      (14,406)
                                                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                                      6,878         2,628
     Net change in federal funds purchased and securities sold under repurchase agreements        (988)         (727)
     Net change in Federal Home Loan Bank borrowings                                            (1,050)        6,000
     Proceeds from issuance of treasury shares                                                      26            31
     Cash dividends paid                                                                        (1,595)       (1,539)
     Purchase of treasury stock                                                                    (78)          (70)
     Payment of deferred compensation                                                              (30)          (29)
                                                                                              --------      --------
                      Net cash from financing activities                                         3,163         6,294
                                                                                              --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                           (761)       (2,640)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                10,984        13,140
                                                                                              --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $ 10,223      $ 10,500
                                                                                              ========      ========

SUPPLEMENTAL DISCLOSURES
        Cash paid during the year for:
             Interest                                                                         $  4,263      $  4,983
                                                                                              ========      ========
             Federal income taxes                                                             $  1,140      $  1,868
                                                                                              ========      ========

See notes to consolidated financial statements.

                            CROGHAN BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

(1) Consolidated Financial Statements

      The consolidated financial statements of Croghan Bancshares, Inc. ("the Corporation") and its wholly-owned subsidiary, The Croghan Colonial Bank ("the Bank"), have been prepared without audit. In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present fairly the Corporation's consolidated financial position, results of operations and changes in cash flows have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

(2) Retirement Program

      In 1999, the Bank entered into split-dollar life insurance arrangements with six officers which included agreements to provide supplemental retirement benefits. Since 1999, the Bank has provided an estimated liability for accumulated supplemental retirement benefits under the agreements with such liability being estimated annually by an outside firm.

      In February 2004, bank regulators issued an advisory letter to all financial institutions regarding the accounting for deferred compensation agreements, especially those linked to bank-owned life insurance. As a result of detailed analyses and discussions with various parties, it was determined in June 2004 that the Bank's estimated liability for accumulated supplemental retirement benefits should be increased approximately $412,000 ($272,000 after income taxes). The adjustment, which represents a charge beyond the normal supplemental retirement benefit provision, was recorded in June 2004 and is reported separately in the September 30, 2004 consolidated statements of operations and results in a decrease in net income of $.14 per share. Because the adjustment is not considered material to the consolidated financial statements, prior period financial statements have not been restated.

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

PERFORMANCE SUMMARY

Assets totaled $410,239,000 at September 30, 2004 compared to $402,773,000 at 2003 year end. Total loans increased to $314,589,000 at September 30, 2004 compared to $306,292,000 at 2003 year end. Total securities decreased to $63,729,000 from $64,236,000 at 2003 year end and total deposits increased to $319,285,000 from $312,407,000 at 2003 year end.

Net income for the quarter ended September 30, 2004 was $1,234,000 or $.65 per common share compared to $1,312,000 or $.69 per common share for the same period in 2003. Net income for the nine-month period ended September 30, 2004 was $3,705,000 or $1.95 per common share compared to $4,063,000 or $2.14 per common share for the same period in 2003. The September 30, 2004 year-to-date operating results were negatively impacted by the additional provision of $412,000 ($272,000 after income taxes) to adjust the accrual for supplemental retirement plan benefits. This provision results in a decrease in 2004 net income per share of $.14.

PENDING TRANSACTION

As noted in the Form 8-K filed with the Securities and Exchange Commission on August 11, 2004, Croghan executed a definitive agreement on August 10, 2004 to acquire The Custar State Bank ("Custar"). Under the terms of the agreement, Croghan has agreed to pay $74.10 in cash in exchange for each outstanding common share of Custar. As of September 30, 2004, Custar had 187,498 shares issued and outstanding, resulting in an estimated cost of the transaction, before acquisition costs, of $13,894,000.

Custar currently operates one banking office in Custar, Ohio. Custar had total assets as of June 30, 2004 of $52,910,000 and total equity of $9,176,000, with net income of $492,000 for the six-month period ended June 30, 2004. A Merger Application was filed with the State of Ohio Division of Financial Institutions and the Federal Reserve Board of Governors in September. It is anticipated that both regulatory agencies will act upon the application during the fourth quarter of 2004. Also during the fourth quarter of 2004, the shareholders of Custar are scheduled to vote on a proposal to approve the transaction. Given positive outcomes on these matters in a timely manner, the transaction is expected to close near the end of 2004.

FINANCIAL POSITION

The following comments are based upon a comparison of Croghan's financial position at September 30, 2004 to 2003 year end.

Total loans increased $8,297,000 or 2.7 percent from 2003 year end. Loan categories experiencing growth from 2003 year end include a $6,802,000 increase in residential real estate loans, a $4,398,000 increase in construction real estate loans, and a $222,000 increase in nonresidential real estate loans. Loan categories experiencing contraction from 2003 year end include a $2,754,000 decrease in commercial loans, a $195,000 decrease in consumer loans, and a $176,000 decrease in credit card loans.

Total deposits increased $6,878,000 or 2.2 percent from 2003 year end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) increased $6,379,000 or 3.6 percent and the time deposit category increased $499,000 or 0.4 percent. The competition for core deposits from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms) remains very strong. Croghan continuously monitors its deposit growth needs to fund ongoing loan demand in relation to the necessary deposit pricing structure to aid improvements in interest margin.

Stockholders' equity at September 30, 2004 increased to $48,350,000 or $25.47 book value per common share compared to $46,196,000 or $24.32 book value per common share at December 31, 2003. The balance in stockholders' equity for both periods included accumulated other comprehensive income consisting of net unrealized gains on securities classified as available-for-sale. At September 30, 2004, Croghan held $59,532,000 in available-for-sale securities with an unrealized gain of $530,000, net of income taxes. This compares to 2003 year-end holdings of $59,261,000 in available-for-sale securities with an unrealized gain of $434,000, net of income taxes.

Beginning in February, 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through February 1, 2005. Since the inception of the program, a total of 19,100 shares have been repurchased as treasury shares. The 15,812 remaining treasury shares held as of September 30, 2004 and 14,355 shares held as of December 31, 2003 are reported at their acquired cost. Consistent with the Corporation's quarterly dividend policy, a cash dividend of $.28 per share was declared on September 14, 2004 payable on October 29, 2004.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $119,000 for the quarter ended September 30, 2004 as compared to the same period in 2003, and increased $118,000 for the nine-month period ended September 30, 2004 as compared to the same period in 2003.

The net interest yield (net interest income divided by average interest-earning assets) was 4.22 percent for the quarter ended September 30, 2004 compared to 4.27 percent for the same period in 2003. Net interest yield was 4.22 percent for the nine-month period ended September 30, 2004 compared to 4.32 percent for the same period in 2003.

It is anticipated that as future economic conditions improve, both market interest rates and managed interest rates will likely increase. Three such managed interest rate increases, totaling 75 basis points, have been instituted by the Federal Reserve Open Market Committee since June 30, 2004. These gradual managed interest rate increases help to relieve some of the pressure on interest margin and afford some opportunity for improvement in net interest income. The magnitude and timing of any further increases is unknown and thus their effect on interest margin cannot be accurately determined.

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

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

                                                         Nine months ended      Nine months ended
                                                         September 30, 2004     September 30, 2003
                                                                  (Dollars in thousands)
Provision for loan losses charged to expense             $              510     $              320
Net loan charge-offs                                                    461                    576
Net loan charge-offs as a percent of
   average outstanding loans                                            .20%                   .20%

The following table details factors relating to non-performing and potential problem loans as of the dates noted:

                                                         September 30, 2004    December 31, 2003
                                                                  (Dollars in thousands)
Nonaccrual loans                                           $        1,270       $        1,589
Loans contractually past due 90 days or more
   and still accruing interest                                        381                  904
Restructured loans                                                      -                    -
Potential problem loans, other than those past due
   90 days or more, nonaccrual, or restructured                    16,351               14,644
                                                           --------------       --------------
Total potential problem and non-performing loans           $       18,002       $       17,137
                                                           ==============       ==============

Allowance for loan losses                                  $        3,436       $        3,387

Allowance for loan losses as a percent
    of period-end loans                                              1.09%                1.11%

The provision for loan losses for the first nine months of 2004 totaled $510,000 compared to $320,000 for the same period in 2003. Actual net loan charge-offs decreased to $461,000 for the first nine months of 2004 compared to $576,000 during the same period in 2003. Total potential problem and non-performing loans, which are summarized in the preceding table, increased $865,000 or 5.0 percent to $18,002,000 at September 30, 2004 compared to $17,137,000 at December 31, 2003. Positive trends included a decrease in nonaccrual loans of $319,000 between periods and a decrease in loans past due 90 days or more and still accruing interest of $523,000 between periods. The negative trend was an increase of $1,707,000 in potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured.

Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower's financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. The above-noted potential problem loans at September 30, 2004 are currently performing loans and a majority are collateralized by an interest in real property.

The following table provides additional detail pertaining to the past due status of Croghan's potential problem loans as of September 30, 2004 (dollars in thousands):

Potential problem loans not currently past due                                  $13,277
Potential problem loans past due one day or more but less than 10 days            1,578
Potential problem loans past due 10 days or more but less than 30 days              299
Potential problem loans past due 30 days or more but less than 60 days              738
Potential problem loans past due 60 days or more but less than 90 days              459
                                                                                -------
Total potential problem loans                                                   $16,351
                                                                                =======

The following table provides additional detail pertaining to the collateralization of Croghan's potential problem loans as of September 30, 2004 (dollars in thousands):

Collateralized by an interest in real property                                  $11,690
Collateralized by an interest in assets other than real property                  4,557
Unsecured                                                                           104
                                                                                -------
Total potential problem loans                                                   $16,351
                                                                                =======

The above-noted asset quality trends will continue to be monitored throughout 2004 to ensure adequate provisions for loan losses are made in a timely manner. It is the Corporation's policy to maintain the allowance for loan losses at a level sufficient to provide for reasonably foreseeable losses. Management considers the allowance at September 30, 2004 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $64,000 or 9.2 percent for the quarter ended September 30, 2004 compared to the same period in 2003, and increased $63,000 or
2.9 percent for the nine-month period ended September 30, 2004 compared to the same period in 2003. Included in year-to-date non-interest income were gains from the sale of securities of $93,000 for the nine-month period ended September 30, 2004 compared to $165,000 in reported gains for the comparable 2003 period. The gains were realized upon the sale of U.S. Government Agency securities with approximately one year remaining until their stated final maturity. Alternative U.S. Government Agency securities maturing over longer time horizons (i.e., three to five years) were purchased to replace those securities that were sold. All of the securities sold were from the available-for-sale portfolio.

NON-INTEREST EXPENSES

Total non-interest expenses increased $170,000 or 6.6 percent for the quarter ended September 30, 2004 compared to the same period in 2003, and increased $624,000 or 8.1 percent for the nine-month period ended September 30, 2004 as compared to the same period in 2003.

The most significant change in non-interest expenses for the nine-month period ended September 30, 2004 was a $412,000 additional provision for supplemental retirement benefits. This provision is more fully discussed in Note 2 to the financial statements and relates to an advisory letter issued by bank regulators pertaining to the accounting for deferred compensation agreements. Based upon the regulators' position and after extensive analyses and discussions with various external professionals, it was determined in June 2004 that the estimated liability for accumulated supplemental retirement benefits should be increased $412,000 ($272,000 after income taxes). This non-recurring adjustment is over and above Croghan's normal supplemental retirement benefit provision and results in a decrease in 2004 net income per share of $.14.

Salaries, wages and employee benefits increased $126,000 or 8.8 percent between comparable quarterly periods and $260,000 or 6.1 percent between comparable nine-month periods. Occupancy of premises expense increased $7,000 or 4.5 percent between comparable quarterly periods and decreased $16,000 or 3.2 percent between comparable nine-month periods. Other operating expenses increased $37,000 or 3.7 percent between comparable quarterly periods and decreased $32,000 or 1.1 percent between comparable nine-month periods.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense decreased $64,000 or 11.1 percent between comparable quarterly periods and $275,000 or 15.1 percent between comparable nine-month periods. The decreases are directly related to lower income before federal income taxes in both periods. The Corporation's effective tax rate for the nine months ended September 30, 2004 was 29.4 percent compared to 30.9 percent for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Short-term borrowings of federal funds purchased and repurchase agreements averaged $11,666,000 for the nine-month period ended September 30, 2004. This compares to $8,953,000 for the nine-month period ended September 30, 2003 and $8,864,000 for the twelve-month period ended December 31, 2003. Borrowings from the Federal Home Loan Bank totaled $28,950,000 at September 30, 2004 as compared to $30,000,000 at December 31, 2003.

Capital expenditures for premises and equipment totaled $809,000 for the nine-month period ended September 30, 2004 compared to $531,000 for the same period in 2003. The 2004 expenditures include approximately $425,000 for new reader-sorter equipment with check imaging capabilities.

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

                           PART II - OTHER INFORMATION

                        ITEM 1. LEGAL PROCEEDINGS - None

      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   None

(b)   None

(c) The table below includes certain information regarding Croghan's purchase of Croghan common shares during the quarterly period ended September 30, 2004:

                                                Total Number of       Maximum Number
                                               Shares Purchased     of Shares that May
                Total Number      Average     as Part of Publicly    Yet Be Purchased
                 of Shares       Price Paid     Announced Plans       Under the Plans
 Period         Purchased (1)    per Share        or Programs         or Programs (2)
07/01/04
 through            None            None             None                 Expired
07/31/04

08/01/04
 through            None            None             None                 94,904
08/31/04

09/01/04
 through            None            None             None                 94,904
09/30/04

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

                            CROGHAN BANCSHARES, INC.
                            ------------------------
                                   Registrant

Date: October 27, 2004                      /s/ Steven C. Futrell
                                           -----------------------------------
                                           Steven C. Futrell, President & CEO

Date: October 27, 2004                      /s/ Allan E. Mehlow
                                           -----------------------------------
                                           Allan E. Mehlow, Treasurer