Form 10-K
period 2004-12-31
CROGHAN BANCSHARES INC
filed 2005-03-18
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___.

Commission File Number 0-20159

CROGHAN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1073048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

323 Croghan Street, Fremont, Ohio (Address of principal executive offices)	43420 (Zip Code)

Registrant’s telephone number, including area code (419) 332-7301

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $12.50 Per Share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common stock, par value $12.50 per share, held by non-affiliates as of June 30, 2004, based on the closing price quoted on the OTC Bulletin Board, was $61,410,823.

The number of shares outstanding for the registrant’s sole class of common equity as of January 31, 2005 was 1,894,170 shares of common stock, par value $12.50 per share.

This document contains 81 pages. The Exhibit Index is on pages 25 and 26 and also immediately preceding the filed exhibits on page 28.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 — PART II of Form 10-K.

Portions of Proxy Statement dated April 1, 2005 for the 2005 Annual Meeting of Shareholders — PART III of Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

Croghan Bancshares, Inc. (the “Corporation”), was organized under the laws of the State of Ohio on September 27, 1983, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As the result of a reorganization effective in 1984, the Corporation acquired all of the voting shares of The Croghan Colonial Bank (the “Bank”), an Ohio chartered bank organized in 1888. The Bank is the only subsidiary of the Corporation and substantially all of the Corporation’s operations are conducted through the Bank. The principal offices of both the Corporation and the Bank are located at 323 Croghan Street, Fremont, Ohio. The Bank operates eight Ohio branch offices: one in Bellevue, one in Clyde, three in Fremont, one in Green Springs, one in Monroeville, and one in Port Clinton. Effective January 1, 2005, the Corporation acquired The Custar State Bank and its banking office located in Custar, Ohio. The Custar, Ohio office is now operated as a branch of the Bank. Additionally, the Bank is formulating plans to open a Financial Service Center in Norwalk, Ohio during the first half of 2005 to offer loan and wealth management products.

Through the Bank, the Corporation operates in one industry segment – the commercial banking industry. The Bank conducts a general banking business embracing the usual functions of commercial, retail, and savings banking, including time, savings, money market and demand deposits; commercial, industrial, agricultural, real estate, consumer installment and credit card lending; safe deposit box rental; automatic teller machines; trust department services; and other services tailored for individual customers. The Bank originates and services secured and unsecured loans to individuals, firms and corporations. Direct loans are made to individuals and installment obligations are purchased from retailers, both with and without recourse. The Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Additionally, investment products bearing no FDIC insurance are offered through the Bank’s Trust and Investment Services Division.

Interest and fees on loans are the Bank’s primary sources of income. The Bank’s principal expenses are interest paid on deposit accounts and borrowed funds and personnel and operating costs. Operating results are dependent to a significant degree on the “net interest income” of the Bank, which is the difference between the interest income derived from its interest-earning assets, such as loans and securities, and the interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. Interest income and interest expense are significantly affected by general economic conditions and the policies of various regulatory authorities. See “Effects of Government Monetary Policy”.

The Corporation’s only sources of funds are dividends and interest paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. See “Dividend Restrictions”.

As a bank holding company, the Corporation is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “FRB”). The deposits of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”) and, therefore, the Bank is subject to regulation, supervision, and examination by the FDIC. As a bank incorporated under the laws of the State of Ohio, the Bank also is subject to regulation, supervision, and examination by the Division of Financial Institutions of the Ohio Department of Commerce (the “Division”). See “Regulation and Supervision” and “Regulatory Capital Requirements”.

Because the Corporation’s activities have been limited primarily to holding the shares of common stock in the Bank, the following discussion of operations focuses primarily on the business of the Bank. The following discussion encompasses only domestic operations since neither the Corporation nor the Bank have any foreign operations or foreign loans.

FORWARD-LOOKING STATEMENTS

In addition to the historical financial information included herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances and the Corporation’s operations and actual results could differ significantly from those discussed in such forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and the Corporation’s general market area. See Exhibit 99.1 hereto, “Safe Harbor Under the Private Securities Litigation Reform Act of 1995”, which is incorporated herein by reference.

LENDING ACTIVITIES

General. As a commercial bank, the Bank makes a wide variety of different types of loans. Among the Bank’s lending activities are the origination of commercial, financial and agricultural loans, which may be secured by various assets of the borrower or unsecured; loans secured by mortgages on residential and non-residential real estate; construction loans secured by mortgages on the underlying property; consumer loans which may be on an unsecured basis or secured by automobiles or other assets of the borrower; and credit card loans which are typically unsecured.

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Type of Loan: (1)
Commercial, financial and agricultural (2)	$41,970	$39,814	$35,913	$32,648	$31,040
Real estate – mortgage	223,185	213,402	200,373	184,533	173,447
Real estate – construction	17,515	11,564	7,514	10,762	960
Consumer	36,992	38,705	41,315	47,831	50,714
Credit card and other	2,827	2,807	2,836	2,592	2,694

	$322,489	$306,292	$287,951	$278,366	$258,855

(1)	The Bank made no foreign loans in 2004, 2003, 2002, 2001, or 2000.

(2)	Lease financing receivables, included in commercial, financial and agricultural, were $1,806,000 in 2004, $1,986,000 in 2003, $1,213,000 in 2002, $1,176,000 in 2001, and $221,000 in 2000.

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2004, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges after 2004:

	Maturing
		After one
	Within	but within	After
	one year	five years	five years	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$3,064	$13,513	$25,393	$41,970
Real estate – construction	10,443	5,236	1,836	17,515

Total	$13,507	$18,749	$27,229	$59,485

	Interest
	Sensitivity
	Fixed	Variable
	Rate	Rate
	(Dollars in thousands)
Due after one but within five years	$4,644	$14,105
Due after five years	4,754	22,475

	$9,398	$36,580

The above maturity information is based on the contract terms at December 31, 2004, and does not include any possible “rollover” at maturity date. In the normal course of business, the Bank considers and acts upon the borrower’s request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower’s credit history, the collateral securing the loan, and the purpose for such request.

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

At December 31, 2004, the Bank had $41,970,000, or 13.0% of total loans, invested in commercial, financial and agricultural loans, $2,000 of which was non-performing (i.e., those loans in nonaccrual status or past due 90 days or more).

Real Estate – Mortgage Loans. The Bank makes non-residential real estate loans secured by first mortgages and/or junior mortgages on non-residential real estate, including retail stores, office buildings, warehouses and apartment buildings, and residential real estate loans secured by first mortgages on one-to-four family residences, with a majority being single-family residences.

Non-Residential Real Estate Loans. The Bank’s non-residential real estate loans generally have final maturities of between 10 and 20 years and are typically made with adjustable interest rates (“ARMs”). Interest rates on the ARMs adjust either daily, annually, every three years, or every five years based upon the national prime or U.S. Treasury Note rates in effect at the time of the applicable rate change. Such loans typically do not contain periodic rate adjustment caps or lifetime rate caps.

The Bank limits the amount of each non-residential real estate loan in relationship to the appraised value of the real estate and improvements at the time of origination of such loans. The maximum loan-to-value ratio (the “LTV”) on non-residential real estate loans made by the Bank is 80%, subject to certain exceptions.

Non-residential real estate lending is generally considered to involve a higher degree of risk than residential lending. Such risk is due primarily to the dependence of the borrower on the cash flow from the property to service the loan. If the cash flow from the property is reduced due to a downturn in the economy for example, or due to any other reason, the borrower’s ability to repay the loan may be impaired. To reduce such risk, the decision to underwrite a non-residential real estate loan is based primarily on the quality and characteristics of the income stream generated by the property and/or the business of the borrower. In addition, the Bank may obtain the personal guarantees of one or more of the principals of the borrowers and carefully evaluates the location of the real estate, the quality of the management operating the property, the debt service ratio, and appraisals supporting the property’s valuation.

At December 31, 2004, the Bank had a total of $93,241,000, or 28.9% of total loans, invested in non-residential real estate loans, a majority of which were secured by properties located in the Northwestern Ohio area. At December 31, 2004, the Bank had $446,000 of non-performing loans of this type.

Residential Real Estate Loans. The Bank’s residential real estate loans have either fixed or adjustable interest rates. Interest rates on ARMs adjust either every six months or every five years based upon the national prime rate in effect at the time of the applicable rate change. The six-month ARMs typically have periodic adjustment caps of .5% and lifetime caps of 5%. The five-year ARMs typically have periodic adjustment caps of 1% and lifetime caps of 3%. The maximum amortization period for such loans is 30 years, although a 20-year term is the most common. The Bank does not engage in the practice of deeply discounting the initial rates on such loans, nor does the Bank engage in the practice of putting payment caps on loans which could lead to negative amortization. In addition to a fixed-rate loan program, where the loan is retained and serviced by the Bank, loans are also originated on behalf of a national provider of residential mortgage loan products. The provider pays a commission to the Bank at the time of closing and then typically sells such loans in the secondary market (e.g., to Freddie Mac or Fannie Mae) while retaining the servicing and related support functions (e.g., tax reporting and escrow accounting). The establishment of this arrangement allows the Bank to maintain its customer relationships by providing very competitive residential real estate loan offerings, while at the same time eliminating the risks associated with long-term fixed-rate mortgage loan financing.

The Bank limits the amount of each residential real estate loan in relationship to the appraised value of the real estate and improvements at the time of origination of a residential real estate loan. The maximum LTV on residential real estate loans made by the Bank is 90%, subject to certain exceptions.

The aggregate amount of the Bank’s residential real estate loans equaled $129,944,000 at December 31, 2004, and represented 40.3% of total loans at such date. At December 31, 2004, the Bank had $847,000 of non-performing loans of this type.

Real Estate – Construction Loans. The Bank makes construction loans to finance land development prior to erecting new structures and the construction of new buildings or additions to existing buildings. During the construction period, these loans are structured with either fixed rates or adjustable rates of interest tied to changes in the national prime interest rate. Many of the construction loans originated by the Bank are made to owner-occupants for the construction of single-family homes. Other loans are made to builders and developers for various projects, including the construction of homes and other buildings that have not been pre-sold, and the preparation of land for site and project development.

Construction loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developed properties due to the effects of general economic conditions on real estate developments, developers, managers, and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to accurately evaluate the LTVs and the total loan funds required to complete a project. In the event that a default or foreclosure on a construction or land development loan occurs, the Bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2004, a total of $17,515,000, or 5.4% of the Bank’s total loans, consisted of construction loans, with no such loans in the non-performing category.

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

Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets, such as vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage or depreciation, and the remaining deficiency may not warrant further collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, illness, or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans. At December 31, 2004, the Bank had $36,992,000, or 11.5% of total loans, invested in consumer loans, $84,000 of which were non-performing.

Credit Card and Other Loans. Credit card and other loans are made to individuals for personal expenditures and principally arise from bank credit cards. Such loans generally pose the most risk as they are most frequently unsecured. At December 31, 2004, the Bank had $2,827,000, or 0.9% of total loans, invested in credit card and other loans, $12,000 of which were non-performing.

Loan Solicitation and Processing. The Bank’s loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank’s lending staff, walk-in customers, director referrals, and loan participations purchased from other financial institutions. For non-residential real estate loans, the Bank obtains information with respect to the credit and business history of the borrower and prior projects completed by the borrower. Personal guarantees of one or more principals of the borrowers are obtained as deemed necessary. An environmental study of such real estate might also be conducted when deemed necessary. Upon the completion of the appraisal of the non-residential real estate and the receipt of information on the borrower, the loan application may be submitted to the Loan Committee for approval or rejection if the loan amount is in excess of established limits contained in the Bank’s Loan Policy. Additionally, loans in material amounts as established in the Bank’s Loan Policy must be submitted to the Executive Committee of the Board of Directors for approval or rejection.

In connection with residential real estate loans, the Bank may obtain a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate on which the Bank will be granted a mortgage to secure the loan is generally prepared by an independent appraiser approved by the Board of Directors. An environmental study of such real estate is conducted only if the appraiser has reason to believe that an environmental problem may exist. When either a residential or non-residential real estate loan application is approved, a lawyer’s opinion of title or title insurance is obtained with respect to the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the Bank as an insured mortgagee.

Commercial, financial and agricultural loans are underwritten primarily on the basis of the stability of the income generated by the business and/or property. The personal guarantees of one or more principals of the borrowers also are generally obtained. Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of the collateral, if any. The procedure for approval of real estate — construction loans is the same as for real estate - mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. The Bank also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

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

The following table presents information concerning the amount of loans which contain certain risk elements at the dates indicated:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$933	$1,589	$2,137	$2,241	$628

Loans contractually past due 90 days or more as to principal or interest payments (2)	459	904	1,489	771	1,144

Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (3)	0	0	0	0	0

(1)	The amount of interest income that would have been recorded had all nonaccrual and renegotiated (of the type specified above) loans been current in accordance with their terms approximated $90,000 in 2004, $153,000 in 2003, $213,000 in 2002, $185,000 in 2001, and $76,000 in 2000. Actual interest included in income on these loans amounted to approximately $19,000 in 2004, $125,000 in 2003, $40,000 in 2002, $95,000 in 2001, and $24,000 in 2000.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.

In addition to the loan amounts identified in the preceding table, there were approximately $15,393,000 of potential problem loans at December 31, 2004. While these loans are all currently performing, management has some doubt about the ability of the borrowers to continue to comply with all of their present loan repayment terms. Management typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower’s financial statements indicates the borrowing entity does not generate sufficient operating cash flow to adequately service its debts.

As of December 31, 2004, there was no concentration of loans that exceeded 10% of total loans.

Allowance for Loan Losses. The Bank maintains an allowance for loan losses to provide for loans that might not be repaid. At December 31, 2004, the Bank’s allowance for loan losses totaled $3,431,000. To determine the adequacy of the allowance for loan losses, the Bank performs a detailed quarterly analysis that focuses on delinquency trends within each loan category (i.e., commercial, real estate and consumer loans), the status of non-performing loans (i.e., impaired, nonaccrual and restructured loans, and loans past due 90 days or more), current and historic trends of charged-off loans within each category, existing local and national economic conditions, and changes in the volume and mix within each loan category. Additionally, loans that are graded as special mention, substandard, doubtful, or partially charged off are evaluated for their loss potential. For loans of $50,000 or more, this evaluation typically includes a review of the loan’s past performance history, a comparison of the estimated collateral value in relation to the outstanding loan balance, the overall financial strength of the borrower, industry risks pertinent to the borrower, and competitive trends that may influence the borrower’s future financial performance.

Monthly provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for losses within the portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. See Exhibit 99.1 hereto, “Safe Harbor Under the Private Securities Litigation Reform Act of 1995”, which is incorporated herein by reference. The regulatory agencies that periodically review the Bank’s allowance for loan losses may also require additions to the allowance or the charge-off of specific loans based upon the information available to them at the time of their examinations.

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for loan losses for such years:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Daily average amount of loans	$313,330	$289,691	$280,045	$268,679	$245,938

Allowance for loan losses at beginning of year	$3,387	$3,689	$3,346	$3,242	$3,196

Loan charge-offs:
Commercial, financial and agricultural	(37)	(107)	(3)	(46)	(39)
Real estate – mortgage	(209)	(303)	(18)	(170)	(112)
Real estate – construction	—	—	—	—	—
Consumer	(641)	(587)	(574)	(557)	(559)
Credit card and other	(81)	(65)	(37)	(56)	(36)

	(968)	(1,062)	(632)	(829)	(746)

Recoveries of loans previously charged off:
Commercial, financial and agricultural	35	21	22	43	24
Real estate – mortgage	39	19	3	22	64
Real estate – construction	—	—	—	—	—
Consumer	208	278	211	159	265
Credit card and other	14	12	9	14	4

	296	330	245	238	357

Net charge-offs (1)	(672)	(732)	(387)	(591)	(389)

Additions to allowance charged to expense	716	430	730	695	435

Allowance for loan losses at end of year	$3,431	$3,387	$3,689	$3,346	$3,242

Allowance for loan losses as a percent of year-end loans	1.06%	1.11%	1.28%	1.20%	1.25%

Ratio of net charge-offs during the year to average loans outstanding	.22%	.26%	.14%	.22%	.16%

(1)	The amount of charge-offs and recoveries fluctuates from year to year due to factors relating to the condition of the general economy and specific business segments. The 2000 charge-offs and recoveries did not include any significant individual amounts, with the largest charge-off totaling $36,000 and the largest recovery totaling $30,000. The 2001 charge-offs included one real estate-mortgage loan write-off of $109,000. The 2002 charge-offs and recoveries did not include any significant individual amounts, with the largest charge-off totaling $24,000 and the largest recovery totaling $13,000. With the exception of one real estate-mortgage write-down for $100,000 in 2003, the largest individual charge-off in 2003 totaled $42,000 and the largest individual recovery totaled $17,000. With the exception of one real estate-mortgage write-down for $62,000 in 2004, the largest individual charge-off in 2004 totaled $48,000 and the largest individual recovery totaled $17,000. There were no lease financing charge-offs or recoveries in any of the years presented.

The following table allocates the allowance for loan losses for the periods indicated to each loan category. The allowance has been allocated to the categories of loans noted according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred based on specific credit analyses:

	December 31, 2004		December 31, 2003
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial and agricultural	$784	13.0%	$796	13.0%
Real estate – mortgage	2,055	69.2%	2,033	69.7%
Real estate – construction	19	5.4%	20	3.8%
Consumer	471	11.5%	439	12.6%
Credit card and other	102	.9%	99	.9%

	$3,431	100.0%	$3,387	100.0%

	December 31, 2002		December 31, 2001
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial and agricultural	$859	12.5%	$483	11.7%
Real estate – mortgage	1,454	69.6%	1,368	66.3%
Real estate – construction	22	2.6%	—	3.9%
Consumer	1,244	14.3%	1,418	17.2%
Credit card and other	110	1.0%	77	.9%

	$3,689	100.0%	$3,346	100.0%

	December 31, 2000
		Percentage
		of loans to
	Allowance	total loans
	(Dollars in thousands)
Commercial, financial and agricultural	$448	12.0%
Real estate – mortgage	1,252	67.0%
Real estate – construction	—	.4%
Consumer	1,464	19.6%
Credit card and other	78	1.0%

	$3,242	100.0%

The Bank increased its allowance for loan losses to $3,431,000 at December 31, 2004 from $3,387,000 at December 31, 2003. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. See Exhibit 99.1 hereto, “Safe Harbor Under the Private Securities Litigation Reform Act of 1995,” which is incorporated herein by reference.

INVESTMENT ACTIVITIES

The Bank’s investment policy is designed to effectively utilize excess funds and to provide for liquidity needs as dictated by loan demand and daily operations. The Bank’s federal income tax position is also a consideration in its investment decisions. Investments in tax-exempt securities with maturities of less than 20 years are often desirable when the net yield exceeds that of taxable securities and the Bank’s effective tax rate warrants such investments.

The following table sets forth the carrying amount of securities, which are presented on the basis of Statement of Financial Accounting Standards No. 115, at December 31, 2004, 2003, and 2002:

	December 31,
	2004	2003	2002
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$37,569	$41,375	$50,596
Obligations of states and political subdivisions (1)	19,190	17,886	14,960
Other securities (1)	4,564	4,975	5,881

	$61,323	$64,236	$71,437

(1)	There are no securities of an “issuer” where the aggregate carrying amount of such securities exceeded ten percent of stockholders’ equity.

The following table sets forth the maturities of securities at December 31, 2004 and the weighted average yields of such securities:

	Maturing
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$—	—	$12,830	3.56%	$3,203	5.80%	$21,536	5.46%
Obligations of states and political subdivisions (1)	1,139	5.67%	3,631	5.31%	10,980	5.39%	3,440	6.39%
Other securities (2)	—	—	1,028	3.95%	510	6.22%	—	—

	$1,139	5.67%	$17,489	3.95%	$14,693	5.51%	$24,976	5.59%

(1)	Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

(2)	Excludes equity investments of $3,026,000 which have no stated maturity.

DEPOSITS AND BORROWINGS

General. Deposits have traditionally been the Bank’s primary funding source for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest and principal repayments on loans and income from other earning assets. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate in response to economic conditions and interest rates. The Bank has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs.

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2004, the Bank had $5,794,000 in retail repurchase agreements.

The Corporation had no outstanding debt or lease obligations as of December 31, 2004. To effect the purchase of The Custar State Bank on January 1, 2005, the Corporation borrowed $4,000,000 from a correspondent bank. The note matures on January 1, 2009 with interest indexed to the prime rate minus .5%. The Bank had no capital lease obligations as of December 31, 2004. The Bank has operating lease obligations totaling $108,000 related to the following lease arrangements: the Port Clinton Office which is located in a retail supermarket in the Knollcrest Shopping Center, an ATM site north of Fremont, and the Financial Service Center located in downtown Norwalk. Additionally, the Bank has several minor operating lease obligations, with an aggregate total less than $75,000, for photocopying and mail processing equipment.

Deposits. Deposits are attracted principally from within the Bank’s designated market area by offering a variety of deposit instruments, including regular savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, term certificate accounts, and individual retirement accounts (“IRAs”). Interest rates paid, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by the Bank’s management based on the Bank’s liquidity requirements, growth goals, and market trends. The Bank does not use brokers to attract deposits. The amount of deposits from outside the Bank’s market area is not significant.

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits are summarized for 2004, 2003, and 2002 in the following table:

	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)
Non-interest bearing demand deposits	$38,100	—	$35,710	—	$33,938	—
Interest-bearing demand deposits	56,644	.33%	45,617	.25%	43,915	.89%
Savings, including Money Market deposits	89,348	.59%	89,382	.80%	83,011	1.64%
Time deposits	134,338	2.85%	136,637	3.18%	136,990	3.72%

Total	$318,430		$307,346		$297,854

Maturities of time deposits of $100,000 or more outstanding at December 31, 2004 are summarized as follows (dollars in thousands):

3 months or less	$6,077
Over 3 through 6 months	1,326
Over 6 through 12 months	3,187
Over 12 months	17,628

Total	$28,218

Borrowings. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds as needed to meet daily liquidity needs. As a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) since 1993, the Bank is authorized to obtain advances from the FHLB provided certain credit standards are met. The Bank had $28,950,000 in FHLB advances outstanding at December 31, 2004.

The following table sets forth the maximum month-end balance for the Bank’s outstanding short-term borrowings (i.e., federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest rates, for 2004, 2003, and 2002:

	2004	2003	2002

	(Dollars in thousands)
Balance at year-end	$9,794	$11,176	$11,345

Maximum balance at any month-end during the period	19,190	11,176	12,996

Average balance	10,844	8,864	9,335

Weighted average interest rate	1.13%	1.34%	3.31%

The following table sets forth the maximum month-end balance for the Bank’s outstanding long-term borrowings (i.e., FHLB advances), along with the average aggregate balances and weighted average interest rates, for 2004, 2003, and 2002:

	2004	2003	2002

	(Dollars in thousands)
Balance at year-end	$28,950	$30,000	$26,500

Maximum balance at any month-end during the period	30,000	32,500	26,500

Average balance	28,786	27,409	23,290

Weighted average interest rate	3.61%	4.07%	4.81%

ASSET/LIABILITY MANAGEMENT

The Bank’s earnings are highly dependent upon its net interest income, which is the difference between the interest income derived from interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, consisting of deposits and borrowings. Interest rate risk is one of the Bank’s most significant financial exposures. This risk, which is common to the financial institution sector, is an integral part of the Bank’s operations and impacts the rate-pricing strategy for essentially all loan and deposit products.

The Bank monitors its interest rate risk through a sensitivity analysis, which strives to measure potential changes in future earnings and the fair values of its financial instruments, that could result from hypothetical changes in interest rates. The first step in this analysis is to estimate the expected cash flows from the Bank’s financial instruments using the interest rates in effect at December 31, 2004. To arrive at fair value estimates, the cash flows from the Bank’s financial instruments are discounted to their approximated present values. Hypothetical changes in interest rates are applied to those financial instruments, and the cash flows and fair value estimates are then simulated. When calculating the net interest income estimations, hypothetical rates are applied to the financial instruments based upon the assumed cash flows. The Bank applies interest rate “shocks” to its financial instruments of 100 and 200 basis points (1% and 2%) up and down for its net interest income, and 200 basis points (2%) up and down for the value of its equity.

The following table presents the potential sensitivity in the Bank’s annual net interest income to 100 and 200 basis-point changes in market interest rates and the potential sensitivity in the present value of the Bank’s equity if a sudden and sustained 200 basis-point change in market interest rates occurred:

	December 31, 2004
	Change in Dollars ($)	Change in Percent (%)
Annual Net Interest Income Impact
For a Change of +100 Basis Points	(782,000)	(4.7)
For a Change of - 100 Basis Points	(349,000)	(2.1)
For a Change of +200 Basis Points	(1,630,000)	(9.9)
For a Change of - 200 Basis Points	(1,753,000)	(10.6)

Impact on the Net Present Value of Equity
For a Change of +200 Basis Points	(2,572,000)	(6.2)
For a Change of - 200 Basis Points	(1,166,000)	(2.8)

The preceding analysis encompasses the use of a variety of assumptions, including the relative levels of market interest rates, loan prepayments, and the possible reaction of depositors to changes in interest rates. The analysis simulates possible outcomes and should not be relied upon as being indicative of actual results. Additionally, the analysis does not necessarily contemplate all of the actions that the Bank could undertake in response to changes in market interest rates. See Exhibit 99.1 hereto, “Safe Harbor Under the Private Securities Litigation Reform Act of 1995”, which is incorporated herein by reference.

The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, the distribution of assets, liabilities and stockholders’ equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1) (2)	$313,330	$19,574	6.25%	$289,691	$19,525	6.74%	$280,045	$21,309	7.61%
Taxable securities	44,202	1,493	3.38%	54,004	1,865	3.45%	52,023	2,304	4.43%
Non-taxable securities	17,976	654	3.64%	15,874	595	3.75%	10,762	451	4.19%
Federal funds sold	179	3	1.68%	4,013	48	1.20%	7,359	119	1.62%

Total interest-earning assets	375,687	21,724	5.78%	363,582	22,033	6.06%	350,189	24,183	6.91%

Non-interest earning assets:
Cash and due from banks	11,514			11,258			10,162
Bank premises and equipment, net	7,208			5,977			5,981
Other assets	17,652			14,152			12,482
Less allowance for loan losses	(3,373)			(3,553)			(3,548)

Total	$408,688	$21,724		$391,416	$22,033		$375,266	$24,183

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	$145,992	$714	.49%	$134,999	$830	.61%	$126,926	$1,751	1.38%
Time Deposits	134,338	3,824	2.85%	136,637	4,340	3.18%	136,990	5,090	3.72%
Federal funds purchased and securities sold under repurchase agreements	10,844	123	1.13%	8,864	119	1.34%	9,335	309	3.31%
Borrowed funds	28,786	1,038	3.61%	27,409	1,116	4.07%	23,290	1,121	4.81%

Total interest-bearing liabilities	319,960	5,699	1.78%	307,909	6,405	2.08%	296,541	8,271	2.79%

Non-interest-bearing liabilities:
Demand deposits	38,100			35,710			33,938
Other liabilities	2,956			2,814			2,916

	41,056			38,524			36,854

Stockholders’ equity	47,672			44,983			41,871

Total	$408,688	$5,699		$391,416	$6,405		$375,266	$8,271

Net interest income		$16,025			$15,628			$15,912

Net yield on interest-earning assets			4.27%			4.30%			4.54%

(1)	Included in loan interest income are loan fees of $795,000 in 2004, $871,000 in 2003, and $790,000 in 2002.

(2)	Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

	2004 compared to 2003			2003 compared to 2002
	Increase (decrease)			Increase (decrease)
	due to volume/rate (1)			due to volume/rate (1)
	Volume	Rate	Net	Volume	Rate	Net
			(Dollars in thousands)
Interest income:
Loans receivable	$1,531	(1,482)	49	$715	(2,499)	(1,784)
Taxable securities	(333)	(39)	(372)	85	(524)	(439)
Non-taxable securities	77	(18)	59	196	(52)	144
Federal funds sold	(59)	14	(45)	(45)	(26)	(71)

Total interest-earning assets	1,216	(1,525)	(309)	951	(3,101)	(2,150)

Interest expense:
Savings, NOW and Money Market deposits	64	(180)	(116)	105	(1,026)	(921)
Time deposits	(72)	(444)	(516)	(13)	(737)	(750)
Federal funds purchased and securities sold under repurchase agreements	25	(21)	4	(15)	(175)	(190)
Borrowed funds	54	(132)	(78)	182	(187)	(5)

Total interest-bearing liabilities	71	(777)	(706)	259	(2,125)	(1,866)

Net interest income	$1,145	(748)	397	$692	(976)	(284)

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.

The ratio of net income to daily average total assets and average stockholders’ equity, and certain other ratios, for the periods noted are as follows:

	Year ended December 31,
	2004	2003	2002
Percentage of net income to:
Average total assets	1.25%	1.39%	1.37%
Average stockholders’ equity	10.74%	12.07%	12.27%

Percentage of cash dividends declared per common share to net income per common share	41.48%	38.11%	37.17%

Percentage of average stockholders’ equity to average total assets	11.66%	11.49%	11.16%

COMPETITION

The Bank has active competition in all areas in which it engages. The Bank competes for commercial and individual deposits and/or loans with other commercial banks in Huron, Ottawa, Sandusky, Seneca, and Wood counties in Northwestern Ohio, as well as with savings and loan associations in the trade area, credit unions, brokerage firms, mutual funds, and loan production offices and other financial units of non-local bank holding companies. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable. The Bank focuses on personalized service, convenience of facilities, pricing of products, community stature, and its local ownership and control in meeting its competition.

The number of financial institutions competing with the Bank is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon the Bank. See Exhibit 99.1 hereto, “Safe Harbor Under the Private Securities Litigation Reform Act of 1995”, which is incorporated herein by reference.

SUBSIDIARY ACTIVITIES

The Bank has no subsidiaries. The Corporation’s only subsidiary is the Bank.

EMPLOYEES

As of December 31, 2004, the Bank employed 136 full-time employees and 25 part-time employees. The Bank believes that relations with its employees are excellent. The Bank provides a variety of benefits to full-time employees, including health, disability, and life insurance benefits.

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

No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines “financial in nature” to include:

•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking activities; and

•	activities that the FRB has determined to be closely related to banking.

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

The Financial Services Modernization Act may increase competition within the banking industry in general, and for the Corporation and the Bank in particular, as financial institutions increase their range of financial services, which may have an adverse effect on the Corporation and the Bank. See Exhibit 99.1 hereto, “Safe Harbor Under the Private Securities Litigation Reform Act of 1995”, which is incorporated herein by reference.

As an Ohio-chartered bank, the Bank is subject to regulation, supervision and examination by the Division. Chapter 1109 of the Ohio Revised Code imposes limitations on the amount of certain types of loans and other investments that an Ohio-chartered bank is permitted to make. In addition, the aggregate amount that an Ohio-chartered bank can lend to any one borrower is limited by Ohio law to an amount equal to 15% of the institution’s unimpaired capital. An Ohio-chartered bank may lend to one borrower an additional amount not to exceed 10% of the institution’s unimpaired capital, if the additional amount is fully secured by certain forms of “readily marketable collateral.” Real estate is not considered “readily marketable collateral.”

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

Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W restrict transactions by banks and their subsidiaries with their affiliates. Generally, Sections 23A and 23B and Regulation W: (a) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus (i.e., tangible capital); (b) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to 20% of the bank’s capital stock and surplus, and (c) require that all such transactions be on terms substantially the same, or at least as favorable to the bank subsidiary, as those provided to a non-affiliate. The term “covered transactions” includes the making of loans, the purchase of assets, the issuance of a guarantee and other similar types of transactions.

A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the FRB. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated persons, or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

The Corporation and the Bank are subject to the Community Reinvestment Act of 1977, as amended (the “CRA”), which is designed to encourage financial institutions to give special attention to the needs of low and moderate income areas in meeting the credit needs of the communities in which they operate. If the CRA regulatory evaluation of a bank’s activities is less than satisfactory, regulatory approval of proposed acquisitions, branch openings, and other applications requiring FRB approval may be delayed until a satisfactory CRA evaluation is achieved. The Bank currently has a CRA regulatory evaluation of satisfactory.

REGULATORY CAPITAL REQUIREMENTS

The FRB has adopted risk-based capital guidelines for bank holding companies, such as the Corporation, and for state member banks, such as the Bank. Such companies and banks must maintain adequate consolidated capital to meet the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) (the “Risk-Based Ratio”) of 8%. At least half of the minimum-required total capital of 8% is to be composed of Tier 1 Capital, which consists of common stockholders’ equity, minority interests in the equity of consolidated subsidiaries, and a limited amount of perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Risk-Based Ratio”). The remainder of total capital may consist of mandatory convertible debt, subordinated debt, other preferred stock, and a limited amount of loan and lease loss allowances.

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

The FRB also has established minimum leverage ratio guidelines for bank holding companies and state member banks. The guidelines provide for a minimum ratio of Tier 1 Capital to average total assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles) (the “Leverage Ratio”) of 3% for bank holding companies and state member banks that meet specified criteria, including having the highest regulatory rating. All other bank holding companies and state member banks must maintain a Leverage Ratio of 4% to 5%. The guidelines further provide that bank holding companies and state member banks making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels.

The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio, and Leverage Ratio for the Corporation and the Bank at December 31, 2004:

	At December 31, 2004
	Corporation		Bank
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Tier 1 risk-based	$42,428	13.5%	$27,097	8.6%
Requirement	12,613	4.0	12,599	4.0

Excess	$29,815	9.5%	$14,498	4.6%

Total risk-based	$45,859	14.5%	$35,528	11.3%
Requirement	25,226	8.0	25,198	8.0

Excess	$20,633	6.5%	$10,330	3.3%

Leverage ratio	$42,428	10.4%	$27,097	6.7%
Requirement	16,264	4.0	16,250	4.0

Excess	$26,164	6.4%	$10,847	2.7%

The FRB has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FRB has less flexibility in determining how to resolve the problems of the institution. The FRB generally can downgrade an institution’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FRB within 45 days after it becomes undercapitalized. Such an institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching, and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances.

The Bank’s capital levels at December 31, 2004, met the standards for the highest level, a “well-capitalized” institution.

Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. In addition, each holding company controlling an undercapitalized institution must guarantee that the institution will comply with its capital restoration plan until the institution has been adequately capitalized on an average during each of the four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the institution’s total assets at the time it became undercapitalized or (b) the amount necessary to bring the institution into compliance with all capital standards applicable to such institution at the time the institution fails to comply with its capital restoration plan.

DIVIDEND RESTRICTIONS

The Corporation’s only sources of funds are dividends and interest paid by the Bank. The ability of the Bank to pay dividends is subject to various legal limitations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without the approval of the Division, unless the total dividends in a calendar year exceed the total of its net profits for the year combined with its retained profits of the two preceding years. The FRB generally considers it to be an unsafe and unsound banking practice for a bank holding company to pay dividends except out of current operating income, although other factors such as overall capital adequacy and projected income may also be relevant in determining whether dividends should be paid.

FDIC DEPOSIT INSURANCE AND ASSESSMENTS

The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. Two separate insurance funds are maintained and administered by the FDIC. In general, banking institutions, such as the Bank, are members of the “BIF”, and savings associations are “SAIF” members.

Insurance premiums for SAIF and BIF members are determined during each semi-annual assessment period based upon the members’ respective categorization as well capitalized, adequately capitalized, or undercapitalized. The FDIC assigns banks to one of three supervisory subgroups within each capital group. The supervisory subgroup to which a bank is assigned is based on a supervisory evaluation provided to the FDIC by the bank’s primary federal regulator and information which the FDIC determines to be relevant to the bank’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the bank’s state supervisor).

A bank’s assessment rate depends on the capital category and supervisory category to which it is assigned. Effective January 1, 2000, the BIF assessment rate and the SAIF assessment rate became the same. The Bank currently is paying an assessment rate (which includes the FICO assessment) of 1.54 cents per $100 of domestic deposits. An increase in this assessment rate could have a material adverse effect on the earnings of the Bank, depending on the amount of the increase. See Exhibit 99.1 hereto, “Safe Harbor Under the Private Securities Litigation Reform Act of 1995”, which is incorporated herein by reference.

FRB RESERVE REQUIREMENTS

FRB regulations currently require depository institutions to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $47,600,000 of such accounts (subject to an exemption of up to $7,000,000), and of 10% of net transaction accounts in excess of $47,600,000.

EFFECTS OF GOVERNMENT MONETARY POLICY

The earnings of the Bank are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings, and setting reserve requirements against member and nonmember bank deposits. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including the Bank, and are expected to continue to do so in the future. See Exhibit 99.1 hereto, “Safe Harbor Under the Private Securities Litigation Reform Act of 1995”, which is incorporated herein by reference.

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

OHIO TAXATION

The Corporation is subject to the Ohio corporation franchise tax and has elected to be treated as a “Qualifying Holding Company”. This election is available to holding companies that meet all of the following requirements:

•	The intangible assets ratio must equal or exceed 90%. This is the ratio of the Corporation’s net book value of its intangible assets to its total assets (excluding real property used as the Corporation’s headquarters).

•	The investment in related members ratio must equal or exceed 50%. This is the ratio of the Corporation’s net book value of its investment in related members to its total assets.

•	The gross income from intangible assets ratio must equal or exceed 90%. This is the ratio of the Corporation’s gross income from intangible assets to its total gross income.

As a Qualifying Holding Company, the Corporation is subject to only the net income portion of the Ohio corporation franchise tax, not the net worth portion. The rate of tax is 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000.

A special litter tax is also applicable to all corporations, including the Corporation, subject to the Ohio corporation franchise tax other than “financial institutions”. If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and .22% of computed Ohio taxable income in excess of $50,000.

The Bank is a “financial institution” for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on “financial institutions,” which is imposed annually at a rate of 1.3% of the taxable book net worth of the Bank determined in accordance with generally accepted accounting principles. As a “financial institution”, the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

SARBANES-OXLEY ACT OF 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. These changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

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

ITEM 2. Properties

The Corporation neither owns nor leases any properties. The Bank maintains its main office at 323 Croghan Street, Fremont, Ohio. In addition, the Bank operates one branch office in Bellevue, one in Clyde, three in Fremont, one in Green Springs, one in Monroeville, and one in Port Clinton, Ohio. The Bank’s operations center is also located in Fremont, Ohio. Effective on January 1, 2005, the Bank also operates one office in Custar, Ohio. With the exception of the Port Clinton office, which is leased, all premises are owned by the Bank. All premises are suitable for their intended use, except for the Clyde office. The Bank has been researching alternative locations for its Clyde office, to provide a much more modern facility with adequate customer parking, since the fourth quarter of 2001 and is striving to identify an appropriate site.

ITEM 3. Legal Proceedings

Management is aware of no material pending legal proceedings, other than ordinary routine litigation incidental to the business, in which the Corporation or its subsidiary Bank is a party or in which any of their property is subject. The Corporation is not aware of any proceedings involving the Corporation or the Bank that any governmental authority is contemplating.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The number of holders of record of the Corporation’s common stock at January 31, 2005 totaled 789.

The table below includes certain information regarding Croghan’s purchase of Croghan common shares during the quarterly period ended December 31, 2004:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)
10/01/04
through	None	None	None	94,904
10/31/04

11/01/04
through	5,000	$35.80	5,000	89,904
11/30/04

12/01/04
through	None	None	None	89,904
12/31/04

(1)	All share purchases were part of publicly announced plans and all were open-market transactions.

(2)	A stock buy-back program commencing on August 1, 2004 and ending on February 1, 2005 was announced on July 16, 2004 in which up to 94,904 shares could be repurchased (5,000 shares were purchased on November 16, 2004).

Information relating to dividend restrictions is contained in Financial Statement Footnote No. 14 captioned “Regulatory Matters” in the 2004 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

Other information required by this Item is contained under the caption “Market Price and Dividends on Common Stock” in the 2004 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

ITEM 6. Selected Financial Data

Information required by this Item is contained under the caption “Five Year Summary of Selected Financial Data” in the 2004 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Information required by this Item is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2004 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” in the 2004 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The following information required by this Item is contained in the 2004 Annual Report to Shareholders of Croghan Bancshares, Inc. and is incorporated herein by reference:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2004 and 2003
Consolidated Statements of Operations — Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003 and 2002
Summary of Significant Accounting Policies
Notes to Consolidated Financial Statements

ITEM 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

There were no changes in or disagreements with accountants during the years ended December 31, 2004 or 2003.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. With the participation of management, including our chief executive officer and treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our chief executive officer and treasurer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to the Corporation and its subsidiary is made known to them, particularly during the period for which our periodic reports, including this Annual Report on Form 10-K, are being prepared.

Changes in Internal Control Over Financial Reporting. There were no significant changes during the quarter ended December 31, 2004 in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information required by this Item concerning Directors and Executive Officers of the Corporation is contained under the captions “Election of Directors” and “Executive Officers” in the Corporation’s Definitive Proxy Statement dated April 1, 2005 for the Annual Meeting of Shareholders to be held on May 10, 2005, and is incorporated herein by reference.

Information required by this Item concerning the Corporation’s Audit Committee is contained under the caption “Audit Committee” in the Corporation’s Definitive Proxy Statement dated April 1, 2005 for the Annual Meeting of Shareholders to be held on May 10, 2005, and is incorporated herein by reference.

Information required by this Item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Nomination of Directors” in the Corporation’s Definitive Proxy Statement dated April 1, 2005 for the Annual Meeting of Shareholders to be held on May 10, 2005, and is incorporated herein by reference.

Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Definitive Proxy Statement dated April 1, 2005, for the Annual Meeting of Shareholders to be held on May 10, 2005, and is incorporated herein by reference.

On October 14, 2003, the Corporation adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that is applicable to all employees of the Corporation and the Bank, including the Corporation’s principal executive officer and principal financial and accounting officer. A copy of the Code of Ethics is included as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11. Executive Compensation

Information required by this Item concerning executive compensation is contained under the captions “Compensation of Executive Officers and Directors” and “Compensation Committee Interlocks and Insider Participation” in the Corporation’s Definitive Proxy Statement dated April 1, 2005, for the Annual Meeting of Shareholders to be held on May 10, 2005, and is incorporated herein by reference. Neither the Report of the Compensation Committee of the Board of Directors on Executive Compensation nor the Performance Graph included in the Corporation’s Definitive Proxy Statement dated April 1, 2005, for the Annual Meeting of shareholders to be held on May 10, 2005, shall be deemed to be incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

Information required by this Item concerning security ownership of certain beneficial owners and management is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Corporation’s Definitive Proxy Statement dated April 1, 2005, for the Annual Meeting of Shareholders to be held on May 10, 2005, and is incorporated herein by reference.

EQUITY PLAN INFORMATION

The Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan was approved by the Corporation’s shareholders at the 2002 Annual Meeting. As of the date of this report, no awards had been granted under the 2002 Stock Option and Incentive Plan.

The following table provides certain information regarding the Corporation’s equity compensation plans.

(c)
	(a)		Number of securities remaining
	Number of securities to be	(b)	available for future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities reflected
Plan Category	and rights	warrants and rights	in column (a))
Equity compensation plans approved by security holders	0	0	190,951

Equity compensation plans not approved by security holders (1)	—	—	—

Total	0	0	190,951

(1)	The Corporation has no equity compensation plans that have not been approved by the Corporation’s shareholders.

ITEM 13. Certain Relationships and Related Transactions

Information required by this Item concerning related party transactions is contained under the caption “Transactions Involving Management” in the Corporation’s Definitive Proxy Statement dated April 1, 2005, for the Annual Meeting of Shareholders to be held on May 10, 2005, and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information required by this Item concerning principal accountant fees and services is contained under the caption “Information Concerning Independent Auditors” in the Corporation’s Definitive Proxy Statement dated April 1, 2005, for the Annual Meeting of Shareholders to be held on May 10, 2005, and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are filed as a part of this report and are set forth in Exhibit 13 of this report which contains the 2004 Annual Report to Shareholders of Croghan Bancshares, Inc.:

     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets — December 31, 2004 and 2003
     Consolidated Statements of Operations — Years ended December 31, 2004, 2003 and 2002
     Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2004, 2003 and 2002
     Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003 and 2002
     Summary of Significant Accounting Policies
     Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of Regulation S-K) in this filing:

		Reference to Prior
		Filing of Exhibit
Regulation		or of the Exhibit’s
S-K Exhibit		Inclusion in this
Number	Document	Filing
3(i)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	(1)

3(ii)	Amended Code of Regulations of Croghan Bancshares, Inc.	(2)

4.1	Certificate of Registrant’s Common Stock	(3)

4.2	Articles Fourth, Fifth and Eighth of Registrant’s Articles of Incorporation	(1)

4.3	Amended Articles II, III, V, VII and VIII of Registrant’s Code of Regulations	(2)

10(i)	The Croghan Colonial Bank 401(k) Plan	(4)

10(ii)	Executive Supplemental Retirement Plan Agreement	(5)

10(iii)	Employment Contract for Steven C. Futrell dated April 16, 2004	(6)

10(iv)	Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan	(7)

10(v)	Executive Supplemental Death Benefit Agreement	(8)

13	Annual Report to Shareholders – 2004 (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)	Included with this filing

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	(9)

Reference to Prior
Filing of Exhibit
Regulation		or of the Exhibit’s
S-K Exhibit		Inclusion in this
Number	Document	Filing
21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Auditor	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Treasurer’s Certification	Included with this filing

32.1	Section 1350 CEO’s Certification	Included with this filing

32.2	Section 1350 Treasurer’s Certification	Included with this filing

99.1	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	Included with this filing

(1)	This document was previously filed as Exhibit 3(i) to the Registrant’s June 30, 1997 quarterly report on Form 10-Q (File No. 0-20159) and is incorporated herein by reference.

(2)	This document was previously filed as Exhibit 3(ii) to the Registrant’s June 30, 2000 quarterly report on Form 10-Q (File No. 0-20159) and is incorporated herein by reference.

(3)	This document was previously filed as Exhibit 3 to the Registrant’s Form 10 registration statement pursuant to Section 12(g) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

(4)	Included herein by reference to the Registrant’s registration statement on Form S-8 dated May 19, 1998 (Reg. No. 333-53075).

(5)	This document was previously filed as Exhibit 10(ii) to the Registrant’s Annual Report on Form 10-K for fiscal year ending December 31, 1999 (File No. 0-20159).

(6)	This document was previously filed as Exhibit 10 to the Registrant’s June 30, 2004 quarterly report on Form 10-Q (File No. 0-20159).

(7)	This document was previously filed as Exhibit 10(iv) to the Registrant’s Annual Report on Form 10-K for fiscal year ending December 31, 2002 (File No. 0-20159).

(8)	This document was previously filed as Exhibit 10(v) to the Registrant’s September 30, 2003 quarterly report on Form 10-Q (File No. 0-20159).

(9)	This document was previously filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for fiscal year ending December 31, 2003 (File No. 0-20159)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROGHAN BANCSHARES, INC.

Date: March 8, 2005	/s/ Steven C. Futrell

Steven C. Futrell, President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:

/s/ Michael D. Allen Sr.	/s/ Daniel W. Lease

Michael D. Allen Sr., Director	Daniel W. Lease, Director

/s/ James E. Bowlus	/s/ Allan E. Mehlow

James E. Bowlus, Director	Allan E. Mehlow, Director & Treasurer

/s/ Steven C. Futrell	/s/ J. Terrence Wolfe

Steven C. Futrell, Director & President/CEO	J. Terrence Wolfe, Director

/s/ Claire F. Johansen	/s/ Claude E. Young

Claire F. Johansen, Director	Claude E. Young, Director

/s/ John P. Keller	/s/ Gary L. Zimmerman

John P. Keller, Director	Gary L. Zimmerman, Director

/s/ Stephen A. Kemper

Stephen A. Kemper, Director

Date: March 8, 2005

Exhibit Index

		Reference to Prior
		Filing of Exhibit
Regulation		or of the Exhibit’s
S-K Exhibit		Inclusion in this
Number	Document	Filing
3(i)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	(1)

3(ii)	Amended Code of Regulations of Croghan Bancshares, Inc.	(2)

4.1	Certificate of Registrant’s Common Stock	(3)

4.2	Articles Fourth, Fifth and Eighth of Registrant’s Articles of Incorporation	(1)

4.3	Amended Articles II, III, V, VII and VIII of Registrant’s Code of Regulations	(2)

10(i)	The Croghan Colonial Bank 401(k) Plan	(4)

10(ii)	Executive Supplemental Retirement Plan Agreement	(5)

10(iii)	Employment Contract for Steven C. Futrell dated April 16, 2004	(6)

10(iv)	Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan	(7)

10(v)	Executive Supplemental Death Benefit Agreement	(8)

13	Annual Report to Shareholders – 2004 (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Included with this filing

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	(9)

21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Auditor	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Treasurer’s Certification	Included with this filing

32.1	Section 1350 CEO’s Certification	Included with this filing

32.2	Section 1350 Treasurer’s Certification	Included with this filing

99.1	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	Included with this filing

(1)	This document was previously filed as Exhibit 3(i) to the Registrant’s June 30, 1997 quarterly report on Form 10-Q (File No. 0-20159) and is incorporated herein by reference.

(2)	This document was previously filed as Exhibit 3(ii) to the Registrant’s June 30, 2000 quarterly report on Form 10-Q (File No. 0-20159) and is incorporated herein by reference.

(3)	This document was previously filed as Exhibit 3 to the Registrant’s Form 10 registration statement pursuant to Section 12(g) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

(4)	Included herein by reference to the Registrant’s registration statement on Form S-8 dated May 19, 1998 (Reg. No. 333-53075).

(5)	This document was previously filed as Exhibit 10(ii) to the Registrant’s Annual Report on Form 10-K for fiscal year ending December 31, 1999 (File No. 0-20159).

(6)	This document was previously filed as Exhibit 10 to the Registrant’s June 30, 2004 quarterly report on Form 10-Q (File No. 0-20159).

(7)	This document was previously filed as Exhibit 10(iv) to the Registrant’s Annual Report on Form 10-K for fiscal year ending December 31, 2002 (File No. 0-20159).

(8)	This document was previously filed as Exhibit 10(v) to the Registrant’s September 30, 2003 quarterly report on Form 10-Q (File No. 0-20159).

(9)	This document was previously filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for fiscal year ending December 31, 2003 (File No. 0-20159)