Form 10-Q
period 2005-03-31
CROGHAN BANCSHARES INC
filed 2005-04-27
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

0-20159

(Commission File Number)

CROGHAN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1073048

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

323 Croghan Street, Fremont, Ohio	43420

(Address of principal executive offices)	(Zip Code)

(419) 332-7301

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

1,891,713 common shares were outstanding as of March 31, 2005

This document contains 22 pages.

CROGHAN BANCSHARES, INC.
Index

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3-7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	15
Item 6. Exhibits	17
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) CEO’s Certification	19
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Treasurer’s Certification	20
Exhibit 32.1 – Section 1350 CEO’s Certification	21
Exhibit 32.2 – Section 1350 Treasurer’s Certification	22

Signatures	18
EX-31.1 302 Certification
EX-31.2 302 Certification
EX-32.1 906 Certification
EX-32.2 906 Certification

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2005	2004
	(Dollars in thousands, except par value)
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$10,050	$11,587
Federal funds sold	2,725	—

Total cash and cash equivalents	12,775	11,587

SECURITIES
Available-for-sale, at fair value	64,759	57,109
Held-to-maturity, at amortized cost, fair value of $1,565 in 2005 and $1,595 in 2004	1,534	1,538
Restricted stock	3,405	2,676

Total securities	69,698	61,323

LOANS	346,711	322,489
Less: Allowance for loan losses	3,566	3,431

Net loans	343,145	319,058

Premises and equipment, net	7,788	7,166
Cash surrender value of life insurance	9,302	9,229
Goodwill	10,267	6,113
Other intangible asset	447	—
Accrued interest receivable	2,031	1,929
Other assets	1,170	829

TOTAL ASSETS	$456,623	$417,234

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$40,800	$43,658
Savings, NOW and Money Market deposits	159,889	147,582
Time	166,160	134,853

Total deposits	366,849	326,093

Federal funds purchased and securities sold under repurchase agreements	5,938	9,794
Borrowed funds	30,950	28,950
Dividends payable	549	530
Other liabilities	3,140	2,951

Total liabilities	407,426	368,318

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 3,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	139	133
Retained earnings	26,012	25,091
Accumulated other comprehensive income (loss)	(190)	375
Treasury stock, 22,396 shares in 2005 and 20,336 shares in 2004, at cost	(690)	(609)

Total stockholders’ equity	49,197	48,916

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$456,623	$417,234

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31
	2005	2004
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$5,470	$4,739
Securities:
Obligations of U.S. Government agencies and corporations	385	346
Obligations of states and political subdivisions	223	165
Other	59	53
Federal funds sold	11	—

Total interest income	6,148	5,303

INTEREST EXPENSE
Deposits	1,348	1,130
Other borrowings	320	299

Total interest expense	1,668	1,429

Net interest income	4,480	3,874

PROVISION FOR LOAN LOSSES	90	130

Net interest income, after provision for loan losses	4,390	3,744

NON-INTEREST INCOME
Trust income	146	134
Service charges on deposit accounts	313	298
Gain (loss) on sale of securities	(42)	65
Other	240	219

Total non-interest income	657	716

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	1,711	1,517
Occupancy of premises	189	164
Amortization of other intangible asset	15	—
Other operating	1,056	820

Total non-interest expenses	2,971	2,501

Income before federal income taxes	2,076	1,959

FEDERAL INCOME TAXES	606	588

NET INCOME	$1,470	$1,371

Net income per share, based on 1,892,970 shares in 2005 and 1,898,416 shares in 2004	$0.78	$0.72

Dividends declared, based on 1,891,713 shares in 2005 and 1,897,696 shares in 2004	$0.29	$0.28

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	March 31
	2005	2004
	(Dollars in thousands,
	except per share data)
BALANCE AT BEGINNING OF PERIOD	$48,916	$46,196

Comprehensive Income:
Net income	1,470	1,371
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	(565)	99

Total comprehensive income	905	1,470

Issuance of treasury shares, 564 shares in 2005 and 142 shares in 2004	21	4

Purchase of treasury shares, 2,624 shares in 2005 and 2,200 in 2004	(96)	(78)

Cash dividends declared, $.29 per share in 2005 and $.28 per share in 2004	(549)	(531)

BALANCE AT END OF PERIOD	$49,197	$47,061

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31
	2005	2004
	(Dollars in thousands)
NET CASH FLOW FROM OPERATING ACTIVITIES	$2,323	$2,162

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of The Custar State Bank, net of $2,357 cash and cash equivalents acquired	(11,682)	—
Purchases of available-for-sale securities	(1,520)	(2,025)
Purchases of restricted stock	(305)	—
Proceeds from maturities of securities	2,200	3,718
Proceeds from sales of available-for-sale securities	6,717	1,614
Net decrease (increase) in loans	6,409	(3,728)
Additions to premises and equipment	(372)	(251)

Net cash from investing activities	1,447	(672)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(60)	(5,792)
Net change in federal funds purchased and securities sold under repurchase agreements	(3,856)	4,272
Net change in borrowed funds	2,000	—
Proceeds from issuance of treasury shares	21	4
Cash dividends paid	(531)	(532)
Purchase of treasury stock	(96)	(78)
Payment of deferred compensation	(60)	(6)

Net cash from financing activities	(2,582)	(2,132)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,188	(642)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,587	10,984

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,775	$10,342

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$1,591	$1,410

Federal income taxes	$184	$—

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited)

(1) Consolidated Financial Statements

The consolidated financial statements of Croghan Bancshares, Inc. (“the Corporation”) and its wholly-owned subsidiary, The Croghan Colonial Bank (“the Bank”), have been prepared without audit. In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present fairly the Corporation’s consolidated financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2004, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

The March 31, 2005 consolidated balance sheet includes the assets and liabilities of The Custar State Bank (“Custar”) and the consolidated statements of operations and cash flows include the operations of Custar from January 1, 2005 as discussed in Note (2).

(2) Purchase of The Custar State Bank

Effective January 1, 2005, the Corporation acquired all of the outstanding shares of Custar, an Ohio banking corporation with one office located in Custar, Ohio. Custar was subsequently merged into the Bank.

The cash purchase price, including $145,000 of acquisition costs paid through March 31, 2005, totaled $14,039,000. The acquisition was financed with a $10,000,000 special dividend from the Bank and the proceeds of a $4,000,000 four-year term loan from a correspondent bank with interest indexed to the prime rate minus .5% (aggregating 5.25% at March 31, 2005). Interest payments on the loan are due annually with principal due in full by the end of the four-year term. The transaction was accounted for as a purchase and, accordingly, the results of operations of Custar are included in the 2005 consolidated results of the Corporation beginning on January 1, 2005.

The fair values of assets acquired and liabilities assumed totaled $50,472,000 and $41,048,000, respectively. Major assets acquired included securities of $16,504,000 and net loans of $30,794,000, and the major liability assumed was deposits of $40,821,000. The excess of the purchase price, including acquisition costs, over the fair value of the net assets acquired totaled $4,615,000. Of this amount, $461,000 was allocated to a core deposit intangible asset and $4,154,000 was allocated to goodwill. Acquisition costs expected to be incurred in connection with the acquisition approximate $155,000, including $145,000 paid through March 31, 2005. The termination of the Custar defined benefit pension plan was not settled as of March 31, 2005. It is estimated the final plan settlement will result in an additional liability of $200,000, net of taxes, which will result in an addition to goodwill.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Where appropriate, the following discussion relating to Croghan Bancshares, Inc. (“Croghan” or “the Corporation”) contains the insights of management into known events and trends that have or may be expected to have a material effect on Croghan’s operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties.

When or if used in any Securities and Exchange Commission filings, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases: “anticipate”, “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “is estimated”, “is projected”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any such statements are subject to risks and uncertainties that include but are not limited to: changes in economic conditions in the Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation’s market area, and competition. All or some of these factors could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors including regional and national economic conditions, substantial changes in the levels of market interest rates, credit and other risks associated with lending and investing activities, and competitive and regulatory factors could affect the Corporation’s financial performance and cause the actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ACQUISTION OF THE CUSTAR STATE BANK

On January 1, 2005, Croghan completed its acquisition of The Custar State Bank (“Custar”) in an all-cash transaction. The sole Custar banking center in Custar, Wood County, Ohio, is being operated as a branch office of The Croghan Colonial Bank. Under the terms of the agreement, Croghan paid $74.10 in cash for each outstanding share of Custar.

The acquisition was accounted for using the purchase method of accounting resulting in Custar’s assets and liabilities being recorded at their estimated fair values at the time of acquisition. The fair values of the assets acquired and liabilities assumed totaled $50,472,000 and $41,048,000, respectively, resulting in a net book value of $9,424,000.

The total purchase price amounted to $14,039,000, which is comprised of $13,894,000 paid directly to shareholders and $145,000 of acquisition costs incurred through March 31, 2005. The excess of the purchase price over the net book value of the assets acquired through March 31, 2005 totaled $4,615,000. Of this amount, $461,000 was allocated to a core deposit intangible asset and $4,154,000 has been allocated to goodwill. The termination of the Custar defined benefit pension plan is not yet settled as of March 31, 2005. It is estimated the final plan settlement will result in an additional $200,000 liability, net of taxes, which will result in an addition to goodwill. The core deposit intangible asset is currently being amortized on a straight-line basis over a period of eight years. The goodwill created in the Custar transaction will be aggregated with the goodwill remaining from the 1996 purchase of Union Bancshares Corp. and the total will be tested for impairment as of July 1, 2005.

PERFORMANCE SUMMARY

Subsequent to the Custar acquisition, assets at March 31, 2005 totaled $456,623,000 compared to $417,234,000 at 2004 year end. Total loans increased to $346,711,000 at March 31, 2005 compared to $322,489,000 at 2004 year end. Total securities increased to $69,698,000 from $61,323,000 at 2004 year end and total deposits increased to $366,849,000 from $326,093,000 at 2004 year end.

Net income for the three-month period ended March 31, 2005 was $1,470,000 or $.78 per common share compared to $1,371,000 or $.72 per common share for the same period in 2004. The March 31, 2005 operating results were positively impacted by the Custar acquisition and the related improvement in net interest income.

FINANCIAL POSITION

The following comments are based upon a comparison of Croghan’s financial position at March 31, 2005 to 2004 year end.

Total loans, net of the effect of the Custar acquisition, decreased $6,791,000 or 1.9 percent from year-end. The loan category experiencing the most significant decline in the first quarter of 2005 was construction real estate loans. Many of the construction projects reached completion during the first quarter of 2005 with the permanent financing having been obtained elsewhere.

Total securities, net of the Custar acquisition, decreased $8,129,000 or 10.4% from year-end. The available-for-sale security category was actively managed following the Custar acquisition and was used to fund the payments made to Custar shareholders.

Total deposits, net of the Custar acquisition, decreased only $60,000 from year-end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $7,261,000 or 3.5 percent and the time deposit category increased $7,201,000 or 4.5 percent. The competitive environment for core deposits from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms) remains quite strong. Croghan continuously strives to strike a balance between its deposit growth needs for funding anticipated loan demand and the necessary deposit pricing structure to maintain or improve interest margin.

Stockholders’ equity at March 31, 2005 increased to $49,197,000 or $26.01 book value per common share compared to $48,916,000 or $25.83 book value per common share at December 31, 2004. The balance in stockholders’ equity at March 31, 2005 included an accumulated other comprehensive loss consisting of net unrealized losses on securities classified as available-for-sale. At March 31, 2005, Croghan held $64,759,000 in available-for-sale securities with an unrealized loss of $190,000, net of income taxes. This compares to 2004 year-end holdings of $57,109,000 in available-for-sale securities with an unrealized gain of $375,000, net of income taxes.

Beginning in February, 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through August 1, 2005. Since the inception of the program, a total of 26,724 shares have been repurchased as treasury shares. The 22,396 remaining treasury shares held as of March 31, 2005 and 20,336 shares held as of December 31, 2004 are reported at their acquired cost.

Consistent with the Corporation’s quarterly dividend policy, a cash dividend of $.29 per share was declared on March 8, 2005, payable on April 29, 2005.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $606,000 for the three-month period ended March 31, 2005 as compared to the same period in 2004. Net interest income for the quarterly period ended March 31, 2005 includes the operations of the Custar office from the beginning of 2005 and thus the comparability of the amounts presented is significantly impacted. The net interest yield (net interest income divided by average interest-earning assets) was 4.23 percent for the three-month period ended March 31, 2005 compared to 4.20 percent for the same period in 2004.

As the result of improving economic conditions, both market interest rates and managed interest rates have increased. Two managed interest rate increases, totaling 50 basis points, have been instituted by the Federal Reserve Open Market Committee since January 1, 2005. These gradual managed interest rate increases have afforded some improvement in interest margin and net interest income.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

Croghan’s comprehensive loan policy provides guidelines for managing credit risk and asset quality. The policy details acceptable lending practices, establishes loan-grading classifications, and stipulates the use of a loan review process. Croghan employs credit analysis staff to aid in facilitating the early identification of problem loans, to help ensure sound credit decisions, and to assist in the determination of the allowance for loan losses. Croghan also engages an outside credit review firm to supplement the credit analysis function and to provide an independent assessment of the loan review process. Croghan’s loan policy, loan review process, and credit analysis staff facilitate management’s evaluation of the credit risk inherent in the lending function.

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Three months ended	Three months ended
	March 31, 2005	March 31, 2004
	(Dollars in thousands)
Provision for loan losses charged to expense	$90	$130
Net loan charge-offs	196	159
Net loan charge-offs as a percent of average outstanding loans	.06%	.05%

The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$971	$933
Loans contractually past due 90 days or more and still accruing interest	638	459
Restructured loans	—	—
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	17,581	15,393

Total potential problem and non-performing loans	$19,190	$16,785

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Allowance for loan losses	$3,566	$3,431
Allowance for loan losses as a percent of period-end loans	1.03%	1.06%

The provision for loan losses for the first three months of 2005 totaled $90,000 compared to $130,000 for the same period in 2004. Actual net loan charge-offs increased to $196,000 for the first three months of 2005 compared to $159,000 during the same period in 2004. Total potential problem and non-performing loans, which are summarized in the preceding table, increased $2,405,000 or 14.3 percent to $19,190,000 at March 31, 2005 compared to $16,785,000 at December 31, 2004. The trends at March 31, 2005 compared to December 31, 2004 included a $38,000 increase in nonaccrual loans, a $179,000 increase in loans past due 90 days or more and still accruing interest, and a $2,188,000 increase in potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured.

Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the above-noted potential problem loans totaling $17,581,000 at March 31, 2005 are currently performing loans and a majority are collateralized by an interest in real property.

The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of March 31, 2005 (dollars in thousands):

Potential problem loans not currently past due	$14,255
Potential problem loans past due one day or more but less than 10 days	1,323
Potential problem loans past due 10 days or more but less than 30 days	833
Potential problem loans past due 30 days or more but less than 60 days	775
Potential problem loans past due 60 days or more but less than 90 days	395

Total potential problem loans	$17,581

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of March 31, 2005 (dollars in thousands):

Collateralized by an interest in real property	$13,262
Collateralized by an interest in assets other than real property	4,158
Unsecured	161

Total potential problem loans	$17,581

The above-noted asset quality trends will continue to be monitored throughout 2005 to ensure adequate provisions for loan losses are made in a timely manner. It is the Corporation’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management considers the allowance at March 31, 2005 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.

NON-INTEREST INCOME

Total non-interest income decreased $59,000 or 8.2 percent for the three-month period ended March

31, 2005 compared to the same period in 2004. Non-interest income for the quarterly period ended March 31, 2005 includes the operations of the Custar office from the beginning of 2005 and thus the comparability of the amounts presented is significantly impacted. Included in non-interest income for the period ended March 31, 2005 were losses from the sale of securities totaling $42,000. This compares to $65,000 in securities gains reported for the period ended March 31, 2004. The 2005 losses were realized upon the sale of primarily callable U.S. Government Agency securities, and the funds were used to provide cash to Custar shareholders. All of the securities sold were from the available-for-sale portfolio.

NON-INTEREST EXPENSES

Total non-interest expenses increased $470,000 or 18.8 percent for the three-month period ended March 31, 2005 as compared to the same period in 2004. Non-interest expenses for the quarterly period ended March 31, 2005 include the operations of the Custar office from the beginning of 2005 and thus the comparability of the amounts presented is significantly impacted. Salaries, wages and employee benefits increased $194,000 or 12.8 percent between comparable three-month periods. Occupancy of premises expense increased $25,000 or 15.2 percent between comparable three-month periods and other operating expenses increased $236,000 or 28.8 percent between comparable periods.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $18,000 or 3.1 percent between comparable three-month periods. The increase is directly related to higher income before federal income taxes in 2005. The Corporation’s effective tax rate for the three months ended March 31, 2005 was 29.2 percent compared to 30.0 percent for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Short-term borrowings of federal funds purchased and repurchase agreements averaged $6,702,000 for the three-month period ended March 31, 2005. This compares to $14,151,000 for the three-month period ended March 31, 2004 and $10,844,000 for the twelve-month period ended December 31, 2004.

Borrowings from the Federal Home Loan Bank totaled $26,950,000 at March 31, 2005 as compared to $28,950,000 at December 31, 2004. Additionally, Croghan had a $4,000,000 term loan outstanding with a correspondent bank as of March 31, 2005, with the loan proceeds used to facilitate the Custar purchase. The loan stipulates annual interest payments with principal due in full by the loan’s maturity date of January 1, 2009.

Capital expenditures for premises and equipment totaled $372,000 for the three-month period ended March 31, 2005 compared to $251,000 for the same period in 2004. The 2005 expenditures include $160,000 for property purchased in Clyde, Ohio. The property is adjacent to Croghan’s existing Clyde branch drive-in facility and is contemplated to be the site for a future banking center.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the December 31, 2004 Form 10-K.

     ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

With the participation of our management, including our chief executive officer and treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and treasurer have concluded that:

(a)	information required to be disclosed by Croghan in this Quarterly Report on Form 10-Q would be accumulated and communicated to Croghan’s management, including its chief executive officer and treasurer, as appropriate, to allow timely decisions regarding required disclosure;

(b)	information required to be disclosed by Croghan in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c)	Croghan’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Croghan and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS — None

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	The table below includes certain information regarding Croghan’s purchase of Croghan common shares during the quarterly period ended March 31, 2005:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)
01/01/05 through 01/31/05	None	None	None	None

02/01/05 through 02/28/05	2,624	$36.55	2,624	92,064

03/01/05 through 03/31/05	None	None	None	92,064

(1)	All share purchases were part of publicly announced plans and all were open-market transactions.

(2)	A stock buy-back program commencing on August 1, 2004, pursuant to which 5,000 shares were repurchased, expired on January 31, 2005. A stock buy-back program commencing February 1, 2005 and ending on August 1, 2005 was announced on January 21, 2005 in which up to 94,688 shares could be repurchased (2,624 shares were purchased on February 22, 2005).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None

ITEM 5. OTHER INFORMATION

The following paragraphs provide an updated summary of the material attributes of the common shares of Croghan. The following statements are brief summaries of the provisions of the Amended Articles of Incorporation of Croghan (the “Articles”) and the Amended and Restated Code of Regulations of Croghan (the “Regulations”), and such statements are qualified in their entirety by reference to the Articles and Regulations and to applicable Ohio law.

Generally

The authorized capital stock of Croghan consists of 3,000,000 common shares, par value of $12.50 per share. As of March 31, 2005, there were 1,891,713 common shares issued and outstanding. The common shares are quoted on the OTC Bulletin Board under the symbol “CHBH.”

Holders of the common shares are entitled to:

•	One vote for each common share held of record on all matters presented to a vote of shareholders, including the election of directors;

•	Receive dividends pro rata on a per share basis, if and when declared by the Board of Directors from funds legally available therefor.

The ability of Croghan to pay dividends in respect of the common shares largely depends upon its receipt of dividends from its subsidiary, The Croghan Colonial Bank (“the Bank”). The amount of dividends that the Bank may pay to Croghan is subject to various legal limitations under federal and Ohio law and to prudent and sound banking practices. Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without the approval of the Ohio Division of Financial Institutions, unless the total dividends in a calendar year exceed the total of its net profits for the year combined with its retained profits for the two preceding years. The Federal Reserve Board generally considers it to be an unsafe and unsound banking practice for a bank holding company to pay dividends except out of current operating income, although other factors such as overall capital adequacy and projected income may also be relevant in determining whether dividends can be paid.

•	Share ratably in Croghan’s net assets, legally available to the shareholders in the event of Croghan’s liquidation, dissolution, or winding up, after payment in full of all amounts required to be paid to creditors or provision for such payment.

Holders of Croghan’s common shares have no preemptive, subscription, redemption, conversion or cumulative voting rights. The outstanding common shares of Croghan are fully paid and non-assessable.

Anti-Takeover Effects of the Articles, Regulations and the Ohio General Corporation Law
There are provisions in the Ohio General Corporation Law and the Articles and Regulations of Croghan that could discourage potential takeover attempts and make attempts by shareholders to change Croghan’s Board of Directors and management more difficult.

Classified Board of Directors. Croghan’s Board of Directors is divided into three classes, each with three-year staggered terms. This classification system increases the difficulty of replacing a majority of the directors at any one time and may tend to discourage a third party from making a tender offer or otherwise attempting to gain control of Croghan. It also may tend to perpetuate the incumbency of Croghan’s Board of Directors and management.

Removal of Directors. Pursuant to the provisions of the Ohio General Corporation Law, a director or directors of Croghan may be removed from office only for cause. The Regulations of Croghan provide that a director or directors may be removed from office, only for cause, by the affirmative vote of the holders of shares then entitling them to exercise not less than two-thirds of the voting power of the corporation at an election of directors.

Nomination Procedures. The Regulations of Croghan provide that a nominee for election to the Board of Directors at an annual meeting, other than those nominated by or at the direction of the Board of Directors, must be made in writing and delivered or mailed to and received by the Secretary of Croghan on or before the December 31st immediately preceding the annual meeting, or within a reasonable time as determined by the Board of Directors. In the case of a nominee proposed for election as a director at a special meeting of shareholders at which directors are to be elected, such written notice must be received by the Secretary of Croghan no later than the close of business on the seventh day following the day on which the notice of the special meeting was mailed to shareholders.

The written notice of a proposed nominee must contain the following information:

•	the name, age, business or residence address of the proposed nominee;

•	the principal occupation or employment of the proposed nominee;

•	the number of Croghan common shares owned beneficially and/or of record by the proposed nominee; and

•	the length of time the proposed nominee has owned such shares.

Supermajority Vote Requirement. The Ohio General Corporation Law provides that the holders of shares entitling them to exercise at least two-thirds of the voting power of the corporation must approve certain matters, including the following:

•	a proposal to adopt amended articles, or an amendment to the existing Articles;

•	a proposal to sell, lease, exchange, transfer or otherwise dispose of all or substantially all of Croghan’s property and assets;

•	certain agreements of merger or combination;

•	certain combinations and majority share acquisitions involving the issuance or transfer of Croghan common shares; and

•	a proposal to dissolve Croghan.

The Ohio General Corporation Law permits a corporation to modify the two-thirds vote requirement with respect to any or all of the foregoing matters by providing in its Articles that such matters may be approved by the affirmative vote of a greater or lesser proportion, but not less than a majority, of the voting power of the corporation. Croghan’s Articles do not modify such two-thirds vote requirement.

Control Share Acquisition Act. Section 1701.831 of the Ohio Revised Code, known as the “Control Share Acquisition Act,” provides that certain notice and informational filings, and special shareholder meeting and voting procedures, must occur prior to any person’s acquisition of an issuer’s shares that would entitle the acquirer to exercise or direct the exercise of the voting power of the issuer in the election of directors within any of the following ranges:

•	one-fifth or more but less than one-third of such voting power;

•	one-third or more but less than a majority of such voting power; or

•	a majority or more of such voting power.

The Control Share Acquisition Act does not apply to a corporation if its articles of incorporation or code of regulations so provide. Croghan has not opted out of the application of the Control Share Acquisition Act.

Merger Moratorium Statute. If a person becomes the beneficial owner of 10% or more of an issuer’s shares without the prior approval of its board of directors, Chapter 1704 of the Ohio Revised Code, known as the “Merger Moratorium Statute,” prohibits the following transactions for at least three years if they involve both the issuer and either the acquirer or anyone affiliated or associated with the acquirer:

•	the disposition or acquisition of any interest in assets;

•	mergers, consolidations, combinations and majority share acquisitions;

•	voluntary dissolutions; and

•	the issuance or transfer of shares or any rights to acquire shares in excess of 5% of the outstanding shares.

The prohibition imposed by Chapter 1704 continues indefinitely after the initial three-year period unless the transaction is approved by the holders of at least two-thirds of the voting power of the issuer or satisfies statutory conditions relating to the fairness of the consideration to be received by the shareholders.

The Merger Moratorium Statute does not apply to a corporation if its articles of incorporation or code of regulations so provide. Croghan has not opted out of the application of the Merger Moratorium Statute.

Transfer Agent

Croghan does not use a third-party transfer agent for its common shares and performs all transfer agent functions internally.

ITEM 6. EXHIBITS

EXHIBIT 31.1 – Rule 13a-14(a)/15d-14(a) CEO’s Certification
EXHIBIT 31.2 – Rule 13a-14(a)/15d-14(a) Treasurer’s Certification
EXHIBIT 32.1 – Section 1350 CEO’s Certification
EXHIBIT 32.2 – Section 1350 Treasurer’s Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROGHAN BANCSHARES, INC.
Registrant

Date: April 27, 2005	/s/ Steven C. Futrell
Steven C. Futrell, President & CEO

Date: April 27, 2005	/s/ Allan E. Mehlow
Allan E. Mehlow, Treasurer