Form 10-Q
period 2005-06-30
CROGHAN BANCSHARES INC
filed 2005-07-26
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
0-20159
(Commission File Number)
CROGHAN BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1073048

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

323 Croghan Street, Fremont, Ohio	43420

(Address of principal executive offices)	(Zip Code)
(419) 332-7301
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
1,881,199 common shares were outstanding as of July 15, 2005
This document contains 22 pages.

CROGHAN BANCSHARES, INC.
Index

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3 - 9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15 - 16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16 - 17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	17
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) CEO’s Certification	19
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Treasurer’s Certification	20
Exhibit 32.1 – Section 1350 CEO’s Certification	21
Exhibit 32.2 – Section 1350 Treasurer’s Certification	22

Signatures	18

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	June 30	December 31
	2005	2004
	(Dollars in thousands, except par value)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$12,267	$11,587
Federal funds sold	—	—

Total cash and cash equivalents	12,267	11,587

SECURITIES
Available-for-sale, at fair value	67,344	57,109
Held-to-maturity, at amortized cost, fair value of $1,072 in 2005 and $1,595 in 2004	1,031	1,538
Restricted stock	3,432	2,676

Total securities	71,807	61,323

LOANS	342,737	322,489
Less: Allowance for loan losses	3,407	3,431

Net loans	339,330	319,058

Premises and equipment, net	7,774	7,166
Cash surrender value of life insurance	9,384	9,229
Goodwill	10,263	6,113
Other intangible asset, net	432	—
Accrued interest receivable	2,108	1,929
Other assets	1,060	829

TOTAL ASSETS	$454,425	$417,234

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$42,864	$43,658
Savings, NOW and Money Market deposits	155,436	147,582
Time	166,341	134,853

Total deposits	364,641	326,093

Federal funds purchased and securities sold under repurchase agreements	7,990	9,794
Borrowed funds	27,800	28,950
Dividends payable	546	530
Other liabilities	3,188	2,951

Total liabilities	404,165	368,318

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 3,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	143	133
Retained earnings	26,987	25,091
Accumulated other comprehensive income (loss)	281	375
Treasury stock, 32,910 shares in 2005 and 20,336 shares in 2004, at cost	(1,077)	(609)

Total stockholders’ equity	50,260	48,916

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$454,425	$417,234

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	June 30
	2005	2004
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$5,553	$4,877
Securities:
Obligations of U.S. Government agencies and corporations	385	270
Obligations of states and political subdivisions	231	166
Other	65	47
Federal funds sold	41	—

Total interest income	6,275	5,360

INTEREST EXPENSE
Deposits	1,460	1,117
Other borrowings	325	277

Total interest expense	1,785	1,394

Net interest income	4,490	3,966

PROVISION FOR LOAN LOSSES	—	115

Net interest income, after provision for loan losses	4,490	3,851

NON-INTEREST INCOME
Trust income	145	139
Service charges on deposit accounts	347	309
Gain (loss) on sale of securities	(19)	28
Other	231	258

Total non-interest income	704	734

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	1,703	1,470
Additional provision for supplemental retirement benefits	—	412
Occupancy of premises	177	159
Amortization of other intangible asset	14	—
Other operating	1,152	1,003

Total non-interest expenses	3,046	3,044

Income before federal income taxes	2,148	1,541

FEDERAL INCOME TAXES	627	441

NET INCOME	$1,521	$1,100

Net income per share, based on 1,886,017 shares in 2005 and 1,897,846 shares in 2004	$0.81	$0.58

Dividends declared, based on 1,881,199 shares in 2005 and 1,898,072 shares in 2004	$0.29	$0.28

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Six months ended
	June 30
	2005	2004
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$11,023	$9,616
Securities:
Obligations of U.S. Government agencies and corporations	770	616
Obligations of states and political subdivisions	454	331
Other	124	100
Federal funds sold	52	—

Total interest income	12,423	10,663

INTEREST EXPENSE
Deposits	2,808	2,247
Other borrowings	645	576

Total interest expense	3,453	2,823

Net interest income	8,970	7,840

PROVISION FOR LOAN LOSSES	90	245

Net interest income, after provision for loan losses	8,880	7,595

NON-INTEREST INCOME
Trust income	291	273
Service charges on deposit accounts	660	607
Gain (loss) on sale of securities	(61)	93
Other	471	477

Total non-interest income	1,361	1,450

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	3,414	2,987
Additional provision for supplemental retirement benefits	—	412
Occupancy of premises	366	323
Amortization of other intangible asset	29	—
Other operating	2,208	1,823

Total non-interest expenses	6,017	5,545

Income before federal income taxes	4,224	3,500

FEDERAL INCOME TAXES	1,233	1,029

NET INCOME	$2,991	$2,471

Net income per share, based on 1,889,474 shares in 2005 and 1,898,131 shares in 2004	$1.58	$1.30

Dividends declared, based on 1,881,199 shares in 2005 and 1,898,072 shares in 2004	$0.58	$0.56

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	June 30
	2005	2004
	(Dollars in thousands,
	except per share data)
BALANCE AT BEGINNING OF PERIOD	$49,197	$47,061

Comprehensive Income:
Net income	1,521	1,100
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	471	(690)

Total comprehensive income	1,992	410

Issuance of treasury shares, 334 shares in 2005 and 376 shares in 2004	12	13

Purchase of 10,848 treasury shares	(395)	—

Cash dividends declared, $.29 per share in 2005 and $.28 per share in 2004	(546)	(531)

BALANCE AT END OF PERIOD	$50,260	$46,953

	Six months ended
	June 30
	2005	2004
	(Dollars in thousands,
	except per share data)
BALANCE AT BEGINNING OF PERIOD	$48,916	$46,196

Comprehensive Income:
Net income	2,991	2,471
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	(94)	(591)

Total comprehensive income	2,897	1,880

Issuance of treasury shares, 898 shares in 2005 and 518 shares in 2004	33	17

Purchase of treasury shares, 13,472 shares in 2005 and 2,200 shares in 2004	(491)	(78)

Cash dividends declared, $.58 per share in 2005 and $.56 per share in 2004	(1,095)	(1,062)

BALANCE AT END OF PERIOD	$50,260	$46,953

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30
	2005	2004
	(Dollars in thousands)
NET CASH FLOW FROM OPERATING ACTIVITIES	$3,788	$3,631

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of The Custar State Bank, net of $2,357 cash and cash equivalents acquired	(11,682)	—
Purchases of available-for-sale securities	(9,060)	(17,943)
Purchases of restricted stock	(305)	—
Proceeds from maturities of securities	4,720	12,417
Proceeds from sales of available-for-sale securities	10,209	3,512
Net decrease (increase) in loans	10,387	(10,071)
Additions to premises and equipment	(564)	(779)

Net cash from investing activities	3,705	(12,864)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(2,262)	9,443
Net change in federal funds purchased and securities sold under repurchase agreements	(1,804)	2,467
Net change in borrowed funds	(1,150)	(1,050)
Proceeds from issuance of treasury shares	33	17
Cash dividends paid	(1,079)	(1,063)
Purchase of treasury stock	(491)	(78)
Payment of deferred compensation	(60)	(30)

Net cash from financing activities	(6,813)	9,706

NET CHANGE IN CASH AND CASH EQUIVALENTS	680	473

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,587	10,984

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,267	$11,457

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$3,335	$2,885

Federal income taxes	$1,114	$780

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
June 30, 2005
(Unaudited)
(1) Consolidated Financial Statements
The consolidated financial statements of Croghan Bancshares, Inc. (the “Corporation”) and its wholly-owned subsidiary, The Croghan Colonial Bank (the “Bank”), have been prepared without audit. In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present fairly the Corporation’s consolidated financial position, results of operations and changes in cash flows have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2004, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results for the full year.
The June 30, 2005 consolidated balance sheet includes the assets and liabilities of The Custar State Bank (“Custar”) and the consolidated statements of operations, stockholders’ equity and cash flows include the operations of Custar from January 1, 2005 as discussed in Note 2.
The Corporation does not believe the adoption of any recently issued pronouncements by the Financial Accounting Standards Board will have a significant impact on its consolidated financial statements.
(2) Purchase of The Custar State Bank
Effective January 1, 2005, the Corporation acquired all of the outstanding shares of Custar, an Ohio banking corporation with one office located in Custar, Ohio. Custar was subsequently merged into the Bank.
The cash purchase price, including $145,000 of acquisition costs paid through June 30, 2005, totaled $14,039,000. The acquisition was financed with a $10,000,000 special dividend from the Bank and the proceeds of a $4,000,000 four-year term loan from a correspondent bank with interest indexed to the prime rate minus .5% (aggregating 5.75% at June 30, 2005). Interest payments on the loan are due annually with principal due in full by the end of the four-year term. The transaction was accounted for as a purchase and, accordingly, the results of operations of Custar are included in the 2005 consolidated results of the Corporation beginning on January 1, 2005.

(2) Purchase of The Custar State Bank (continued)
The fair values of assets acquired and liabilities assumed totaled $50,477,000 and $41,048,000, respectively. Major assets acquired included securities of $16,504,000 and net loans of $30,794,000, and the major liability assumed was deposits of $40,821,000. The excess of the purchase price, including acquisition costs, over the fair value of the net assets acquired totaled $4,610,000. Of this amount, $461,000 was allocated to a core deposit intangible asset and $4,149,000 was allocated to goodwill. Acquisition costs expected to be incurred in connection with the acquisition approximate $155,000, including $145,000 paid through June 30, 2005. The termination of the Custar defined benefit pension plan has not been settled as of June 30, 2005. It is estimated the final plan settlement will result in an additional liability of $200,000, net of income taxes, which will result in an additional allocation to goodwill.
(3) Retirement Program
In 1999, the Bank entered into split-dollar life insurance arrangements with six officers which included agreements to provide supplemental retirement benefits. Since 1999, the Bank has provided an estimated liability for accumulated supplemental retirement benefits under the agreements with such liability being estimated annually by an outside firm.
In February 2004, bank regulators issued an advisory letter to all financial institutions regarding the accounting for deferred compensation agreements, especially those linked to bank-owned life insurance. As a result of detailed analyses and discussions with various parties, it was determined in June 2004 that the Bank’s estimated liability for accumulated supplemental retirement benefits should be increased approximately $412,000 ($272,000 after income taxes). The adjustment, which represents a charge beyond the normal supplemental retirement benefit provision, was recorded in June 2004 and is reported separately in the June 30, 2004 consolidated statements of operations and resulted in a decrease in net income of $.14 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Where appropriate, the following discussion relating to Croghan Bancshares, Inc. (“Croghan” or the “Corporation”) contains the insights of management into known events and trends that have or may be expected to have a material effect on Croghan’s operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties.
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
The acquisition was accounted for using the purchase method of accounting resulting in Custar’s assets and liabilities being recorded at their estimated fair values at the time of acquisition. The fair values of the assets acquired and liabilities assumed totaled $50,477,000 and $41,048,000, respectively, resulting in a net book value of $9,429,000.
The total purchase price amounted to $14,039,000, which is comprised of $13,894,000 paid directly to shareholders and $145,000 of acquisition costs incurred through June 30, 2005. The excess of the purchase price over the net book value of the assets acquired through June 30, 2005 totaled $4,610,000. Of this amount, $461,000 was allocated to a core deposit intangible asset and $4,149,000 was allocated to goodwill. The termination of the Custar defined benefit pension plan has not yet been settled as of June 30, 2005. It is estimated the final plan settlement will result in an additional $200,000 liability, net of income taxes, which will result in additional goodwill. The core deposit intangible asset is currently being amortized on a straight-line basis over a period of eight years. The goodwill created in the Custar transaction has been aggregated with the goodwill remaining from the 1996 purchase of Union Bancshares Corp. and the total will be tested for impairment each July 1.

PERFORMANCE SUMMARY
Assets at June 30, 2005, which include the assets acquired in the Custar transaction, totaled $454,425,000 compared to $417,234,000 at 2004 year end. Total loans increased to $342,737,000 at June 30, 2005 compared to $322,489,000 at 2004 year end. Total securities increased to $71,807,000 from $61,323,000 at 2004 year end and total deposits increased to $364,641,000 from $326,093,000 at 2004 year end.
Net income for the quarter ended June 30, 2005 was $1,521,000 or $.81 per common share compared to $1,100,000 or $.58 per common share for the same period in 2004. Net income for the six-month period ended June 30, 2005 was $2,991,000 or $1.58 per common share compared to $2,471,000 or $1.30 per common share for the same period in 2004. The June 30, 2005 quarterly and year-to-date operating results were positively impacted by the Custar acquisition and related net interest income. The June 30, 2004 quarterly and year-to-date operating results were negatively impacted by an additional provision of $412,000 ($272,000 after income taxes) to adjust the accrual for supplemental retirement plan benefits as more fully described in Note 3 to the Consolidated Financial Statements.
FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at June 30, 2005 to 2004 year end.
Total loans, net of the effect of the Custar acquisition, decreased $10,788,000 or 3.3 percent from year-end. The loan category experiencing the most significant decline in the first half of 2005 was construction real estate loans. Many of the construction projects reached completion during the first half of 2005 and the permanent financing was obtained elsewhere.
Total securities, net of the Custar acquisition, decreased $6,021,000 or 9.8% from year-end. The available-for-sale security category was actively managed subsequent to the Custar acquisition and was used to fund payments made to Custar shareholders.
Total deposits, net of the Custar acquisition, decreased $2,272,000 or 0.7 percent from year-end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $9,650,000 or 5.0 percent and the time deposit category increased $7,378,000 or 5.5 percent. The competitive environment for core deposits from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms) remains quite strong. Croghan continuously strives to strike a balance between its deposit growth needs for funding any anticipated loan demand and the necessary deposit pricing structure to maintain or improve interest margin.
Stockholders’ equity at June 30, 2005 increased to $50,260,000 or $26.72 book value per common share compared to $48,916,000 or $25.83 book value per common share at December 31, 2004. The balance in stockholders’ equity at June 30, 2005 included accumulated other comprehensive income consisting of net unrealized gains on securities classified as available-for-sale. At June 30, 2005, Croghan held $67,344,000 in available-for-sale securities with an unrealized gain of $281,000, net of income taxes. This compares to 2004 year-end holdings of $57,109,000 in available-for-sale securities with an unrealized gain of $375,000, net of income taxes.
Beginning in February, 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through February 1, 2006. Since the inception of the program, a total of 37,572 shares have been repurchased as treasury shares. The 32,910 remaining treasury shares held as of June 30, 2005 and 20,336 shares held as of December 31, 2004 are reported at their acquired cost.

Consistent with the Corporation’s quarterly dividend policy, a cash dividend of $.29 per share was declared on June 14, 2005, payable on July 29, 2005.
NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $524,000 for the quarter ended June 30, 2005 as compared to the same period in 2004. Net interest income increased $1,130,000 for the six-month period ended June 30, 2005 as compared to the same period in 2004. Net interest income for the quarterly and six-month periods ended June 30, 2005 include the operations of the Custar office from the beginning of 2005; thus, the comparability of the amounts presented is significantly impacted.
The net interest yield (net interest income divided by average interest-earning assets) was 4.27 percent for the quarter ended June 30, 2005 compared to 4.26 percent for the same period in 2004. Net interest yield was 4.25 percent for the six-month period ended June 30, 2005 compared to 4.23 percent for the same period in 2004.
As the result of improving economic conditions, both market interest rates and managed interest rates have increased. Four managed interest rate increases, totaling 100 basis points, have been instituted by the Federal Reserve Open Market Committee since January 1, 2005. These gradual managed interest rate increases have afforded some improvement in interest margin and net interest income.
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
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Six months ended	Six months ended
	June 30, 2005	June 30, 2004
	(Dollars in thousands)
Provision for loan losses charged to expense	$90	$245
Net loan charge-offs	355	320
Net loan charge-offs as a percent of average outstanding loans	.10%	.10%

The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$739	$933
Loans contractually past due 90 days or more and still accruing interest	764	459
Restructured loans	—	—
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	14,010	15,393

Total potential problem and non-performing loans	$15,513	$16,785

Allowance for loan losses	$3,407	$3,431

Allowance for loan losses as a percent of period-end loans	.99%	1.06%
The provision for loan losses for the first six months of 2005 totaled $90,000 compared to $245,000 for the same period in 2004. Actual net loan charge-offs increased to $355,000 for the first six months of 2005 compared to $320,000 during the same period in 2004. Total potential problem and non-performing loans, which are summarized in the preceding table, decreased $1,272,000 or 7.6 percent to $15,513,000 at June 30, 2005 compared to $16,785,000 at December 31, 2004. The positive trends at June 30, 2005 compared to December 31, 2004 included a $194,000 decrease in nonaccrual loans and a $1,383,000 decrease in potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured. The negative trend was a $305,000 increase in loans past due 90 days or more and still accruing interest.
Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the above-noted potential problem loans totaling $14,010,000 at June 30, 2005 are currently performing loans and a majority are collateralized by an interest in real property.
The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Potential problem loans not currently past due	$10,090	$7,897
Potential problem loans past due one day or more but less than 10 days	2,450	5,732
Potential problem loans past due 10 days or more but less than 30 days	783	691
Potential problem loans past due 30 days or more but less than 60 days	272	477
Potential problem loans past due 60 days or more but less than 90 days	415	596

Total potential problem loans	$14,010	$15,393

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Collateralized by an interest in real property	$10,936	$10,968
Collateralized by an interest in assets other than real property	3,023	4,331
Unsecured	51	94

Total potential problem loans	$14,010	$15,393

The above-noted asset quality trends will continue to be monitored throughout 2005 to ensure adequate provisions for loan losses are made in a timely manner. It is the Corporation’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management considers the allowance at June 30, 2005 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.
NON-INTEREST INCOME
Total non-interest income decreased $30,000 or 4.1 percent for the quarter ended June 30, 2005 compared to the same period in 2004, and decreased $89,000 or 6.1 percent for the six-month period ended June 30, 2005 compared to the same period in 2004. Non-interest income for the quarterly and six-month periods ended June 30, 2005 include the operations of the Custar office from the beginning of 2005; thus, the comparability of the amounts presented is significantly impacted.
Included in non-interest income for the quarterly and six-month periods ended June 30, 2005 were losses from the sale of securities totaling $19,000 and $61,000, respectively. This compares to $28,000 in securities gains reported for the quarter ended June 30, 2004 and $93,000 in gains for the six-month period ended June 30, 2004. The 2005 losses were realized upon the sale of primarily callable U.S. Government Agency securities. Most of the funds generated from the sale of these securities was used to pay the cash consideration to Custar shareholders in the acquisition. All of the securities sold were from the available-for-sale portfolio.
NON-INTEREST EXPENSES
Total non-interest expenses increased just $2,000 for the quarter ended June 30, 2005 as compared to the same period in 2004, and increased $472,000 or 8.5 percent for the six-month period ended June 30, 2005 as compared to the same period in 2004. Non-interest expenses for the quarterly and six-month periods ended June 30, 2005 include the operations of the Custar office from the beginning of 2005; thus, the comparability of the amounts presented is significantly impacted.
The quarterly and six-month periods ended June 30, 2004 were negatively impacted by the previously noted additional provision for supplemental retirement benefits totaling $412,000 ($272,000 after income taxes).
Salaries, wages and employee benefits increased $233,000 or 15.9 percent between comparable quarterly periods and increased $427,000 or 14.3 percent between comparable six-month periods. Occupancy of premises expense increased $18,000 or 11.3 percent between comparable quarterly periods and increased $43,000 or 13.3 percent between comparable six-month periods. Other operating expenses increased $149,000 or 14.9 percent between comparable quarterly periods and increased $385,000 or 21.1 percent between comparable six-month periods.
FEDERAL INCOME TAX EXPENSE
Federal income tax expense increased $186,000 or 42.2 percent between comparable quarterly periods and $204,000 or 19.8 percent between comparable six-month periods. These increases are in relation to the increase in income before taxes of 39.4 percent and 20.7 percent for the quarterly and six month periods, respectively. The Corporation’s effective tax rate for the six months ended June 30, 2005 was 29.2 percent compared to 29.4 percent for the same period in 2004.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $7,229,000 for the six-month period ended June 30, 2005. This compares to $12,177,000 for the six-month period ended June 30, 2004 and $10,844,000 for the twelve-month period ended December 31, 2004.
Borrowings from the Federal Home Loan Bank totaled $24,300,000 at June 30, 2005 as compared to $28,950,000 at December 31, 2004. Additionally, Croghan had a $3,500,000 term loan outstanding with a correspondent bank as of June 30, 2005, with the loan proceeds used to facilitate the Custar purchase. The loan stipulates annual interest payments with principal due in full by the loan’s maturity date of January 1, 2009.
Capital expenditures for premises and equipment totaled $564,000 for the six-month period ended June 30, 2005 compared to $779,000 for the same period in 2004. The 2005 expenditures include $160,000 for property purchased in Clyde, Ohio. The property is adjacent to Croghan’s existing Clyde branch drive-in facility and is contemplated to be the site for a future banking center. The 2004 expenditures included approximately $425,000 for new reader-sorter equipment with check imaging capabilities.
Loan commitments, including letters of credit, as of June 30, 2005 totaled $74,679,000 compared to $69,920,000 at December 31, 2004. Many of these commitments are expected to expire without being drawn upon. Therefore, the total of the commitments does not necessarily represent future cash requirements.

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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF CONTROLS AND PROCEDURES
With the participation of our management, including our chief executive officer and treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and treasurer have concluded that:

(a)	information required to be disclosed by Croghan in this Quarterly Report on Form 10-Q and the other reports which Croghan files or submits under the Exchange Act would be accumulated and communicated to Croghan’s management, including its chief executive officer and treasurer, as appropriate, to allow timely decisions regarding required disclosure;

(b)	information required to be disclosed by Croghan in this Quarterly Report on Form 10-Q and the other reports which Croghan files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS — None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	None

(c)	The table below includes certain information regarding Croghan’s purchase of Croghan common shares during the quarterly period ended June 30, 2005:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)
04/01/05 through 04/30/05	None	None	None	92,064

05/01/05 through 05/31/05	10,848	$36.47	10,848	81,216

06/01/05 through 06/30/05	None	None	None	81,216

(1)	All share purchases were part of publicly announced plans and all were open-market transactions.

(2)	A stock buy-back program commencing February 1, 2005 and ending on August 1, 2005 was announced on January 19, 2005 in which up to 94,688 shares could be repurchased (6,600 shares were purchased on May 5, 2005 and 4,248 shares were purchased on May 26, 2005). A stock buy-back program commencing on August 1, 2005 and ending on February 1, 2006 was announced on July 15, 2005 in which up to 94,059 shares may be repurchased.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of shareholders of Croghan Bancshares, Inc. was held on May 10, 2005.

(b)	Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The following directors were elected for terms expiring in 2008: Steven C. Futrell, J. Terrence Wolfe, and Gary L. Zimmerman. The following Directors also remain in office with terms expiring in 2006 and 2007: Michael D. Allen, Sr., James E. Bowlus, Claire F. Johansen, John P. Keller, Stephen A. Kemper, Daniel W. Lease, Allan E. Mehlow, and Claude E. Young.

(c)	Matters voted upon at the annual meeting of shareholders:
(1)	Election of Directors

Nominee	For	Withheld
Nathan G. Danziger	17,232	0
Steven C. Futrell	1,381,531	27,550
J. Terrence Wolfe	1,380,227	28,854
Gary L. Zimmerman	1,375,281	33,800
(2)	Shareholder proposal urging the Board of Directors to take the steps necessary to declassify the Board

For	Against	Abstain
97,288	1,031,667	45,687
(3)	Shareholder proposal urging the Board of Directors to adopt a policy to elect an independent Chairman of the Board

For	Against	Abstain
94,336	1,035,870	44,436
(4)	Shareholder proposal urging the Board of Directors to establish a performance-based senior executive compensation system

For	Against	Abstain
90,658	1,034,410	49,574
ITEM 5. OTHER INFORMATION — None
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
CROGHAN BANCSHARES, INC.

Registrant

Date:	July 26, 2005	/s/ Steven C. Futrell

Steven C. Futrell, President & CEO

Date:	July 26, 2005	/s/ Allan E. Mehlow

Allan E. Mehlow, Treasurer