Form 10-Q
period 2005-09-30
CROGHAN BANCSHARES INC
filed 2005-10-25
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
0-20159

(Commission File Number)
CROGHAN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1073048

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

323 Croghan Street, Fremont, Ohio	43420

(Address of principal executive offices)	(Zip Code)
(419) 332-7301

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
1,871,873 common shares were outstanding as of October 17, 2005
This document contains 24 pages. The Exhibit Index is on page 20 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3 - 9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	18
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) CEO’s Certification	21
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Treasurer’s Certification	22
Exhibit 32.1 – Section 1350 CEO’s Certification	23
Exhibit 32.2 – Section 1350 Treasurer’s Certification	24

Signatures	19
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification
EX-32.2 Certification

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	September 30	December 31
	2005	2004
	(Dollars in thousands, except par value)
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$12,785	$11,587
Federal funds sold	6,750	—

Total cash and cash equivalents	19,535	11,587

SECURITIES
Available-for-sale, at fair value	65,192	57,109
Held-to-maturity, at amortized cost, fair value of $1,056 in 2005 and $1,595 in 2004	1,028	1,538
Restricted stock	3,459	2,676

Total securities	69,679	61,323

LOANS	340,891	322,489
Less: Allowance for loan losses	3,585	3,431

Net loans	337,306	319,058

Premises and equipment, net	7,672	7,166
Cash surrender value of life insurance	9,463	9,229
Goodwill	10,263	6,113
Other intangible asset, net	418	—
Accrued interest receivable	2,202	1,929
Other assets	882	829

TOTAL ASSETS	$457,420	$417,234

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$44,084	$43,658
Savings, NOW and Money Market deposits	153,449	147,582
Time	166,476	134,853

Total deposits	364,009	326,093

Federal funds purchased and securities sold under repurchase agreements	8,482	9,794
Borrowed funds	31,050	28,950
Dividends payable	543	530
Other liabilities	3,041	2,951

Total liabilities	407,125	368,318

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 3,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	150	133
Retained earnings	27,779	25,091
Accumulated other comprehensive income (loss)	(115)	375
Treasury stock, 42,236 shares in 2005 and 20,336 shares in 2004, at cost	(1,445)	(609)

Total stockholders’ equity	50,295	48,916

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$457,420	$417,234

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	September 30
	2005	2004
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$5,691	$4,913
Securities:
Obligations of U.S. Government agencies and corporations	394	316
Obligations of states and political subdivisions	234	174
Other	58	50
Federal funds sold	27	—

Total interest income	6,404	5,453

INTEREST EXPENSE
Deposits	1,528	1,141
Other borrowings	320	294

Total interest expense	1,848	1,435

Net interest income	4,556	4,018

PROVISION FOR LOAN LOSSES	360	265

Net interest income, after provision for loan losses	4,196	3,753

NON-INTEREST INCOME
Trust income	147	138
Service charges on deposit accounts	354	333
Gain (loss) on sale of securities	(8)	—
Other	224	286

Total non-interest income	717	757

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	1,729	1,561
Occupancy of premises	204	163
Amortization of other intangible asset	14	—
Other operating	1,102	1,040

Total non-interest expenses	3,049	2,764

Income before federal income taxes	1,864	1,746

FEDERAL INCOME TAXES	530	512

NET INCOME	$1,334	$1,234

Net income per share, based on 1,874,630 shares in 2005 and 1,898,168 shares in 2004	$0.71	$0.65

Dividends declared, based on 1,871,873 shares in 2005 and 1,898,297 shares in 2004	$0.29	$0.28

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Nine months ended
	September 30
	2005	2004
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$16,714	$14,529
Securities:
Obligations of U.S. Government agencies and corporations	1,164	932
Obligations of states and political subdivisions	688	505
Other	182	150
Federal funds sold	79	—

Total interest income	18,827	16,116

INTEREST EXPENSE
Deposits	4,336	3,388
Other borrowings	965	870

Total interest expense	5,301	4,258

Net interest income	13,526	11,858

PROVISION FOR LOAN LOSSES	450	510

Net interest income, after provision for loan losses	13,076	11,348

NON-INTEREST INCOME
Trust income	438	411
Service charges on deposit accounts	1,014	940
Gain (loss) on sale of securities	(69)	93
Other	695	763

Total non-interest income	2,078	2,207

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	5,143	4,547
Additional provision for supplemental retirement benefits	—	412
Occupancy of premises	570	486
Amortization of other intangible asset	43	—
Other operating	3,310	2,864

Total non-interest expenses	9,066	8,309

Income before federal income taxes	6,088	5,246

FEDERAL INCOME TAXES	1,763	1,541

NET INCOME	$4,325	$3,705

Net income per share, based on 1,884,472 shares in 2005 and 1,898,143 shares in 2004	$2.30	$1.95

Dividends declared, based on 1,871,873 shares in 2005 and 1,898,297 shares in 2004	$0.87	$0.84

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	September 30
	2005	2004
	(Dollars in thousands,
	except per share data)
BALANCE AT BEGINNING OF PERIOD	$50,260	$46,953

Comprehensive Income:
Net income	1,334	1,234
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	(395)	687

Total comprehensive income	939	1,921

Proceeds from issuance of treasury shares, 674 shares in 2005 and 225 shares in 2004	25	8

Purchase of 10,000 treasury shares	(386)	—

Cash dividends declared, $.29 per share in 2005 and $.28 per share in 2004	(543)	(532)

BALANCE AT END OF PERIOD	$50,295	$48,350

	Nine months ended
	September 30
	2005	2004
	(Dollars in thousands,
	except per share data)
BALANCE AT BEGINNING OF PERIOD	$48,916	$46,196

Comprehensive Income:
Net income	4,325	3,705
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	(490)	96

Total comprehensive income	3,835	3,801

Proceeds from issuance of treasury shares, 1,572 shares in 2005 and 743 shares in 2004	57	26

Purchase of treasury shares, 23,472 shares in 2005 and 2,200 shares in 2004	(877)	(78)

Cash dividends declared, $.87 per share in 2005 and $.84 per share in 2004	(1,636)	(1,595)

BALANCE AT END OF PERIOD	$50,295	$48,350

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30
	2005	2004
	(Dollars in thousands)
NET CASH FLOW FROM OPERATING ACTIVITIES	$5,894	$5,514

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of The Custar State Bank, net of $2,357 cash and cash equivalents acquired	(11,682)	—
Purchases of available-for-sale securities	(11,507)	(18,617)
Purchases of restricted stock	(305)	—
Proceeds from maturities of securities	7,099	15,234
Proceeds from sales of available-for-sale securities	11,702	3,512
Net decrease (increase) in loans	12,028	(8,758)
Additions to premises and equipment	(676)	(809)

Net cash from investing activities	6,659	(9,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(2,890)	6,878
Net change in federal funds purchased and securities sold under repurchase agreements	(1,312)	(988)
Net change in borrowed funds	2,100	(1,050)
Proceeds from issuance of treasury shares	57	26
Cash dividends paid	(1,623)	(1,595)
Purchase of treasury stock	(877)	(78)
Payment of deferred compensation	(60)	(30)

Net cash from financing activities	(4,605)	3,163

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,948	(761)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,587	10,984

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,535	$10,223

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$5,108	$4,263

Federal income taxes	$1,784	$1,140

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
September 30, 2005
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2004, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

The September 30, 2005 consolidated balance sheet includes the assets and liabilities of The Custar State Bank (“Custar”) and the consolidated statements of operations, stockholders’ equity and cash flows include the operations of Custar from January 1, 2005 as discussed in Note 2.

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

The cash purchase price, including $145,000 of acquisition costs paid through September 30, 2005, totaled $14,039,000. The acquisition was financed with a $10,000,000 special dividend from the Bank and the proceeds of a $4,000,000 four-year term loan from a correspondent bank with interest indexed to the prime rate minus .5 percent (aggregating 6.25 percent at September 30, 2005). Interest payments on the loan are due annually with principal due in full by the end of the four-year term. The transaction was accounted for as a purchase and, accordingly, the results of operations of Custar are included in the 2005 consolidated results of the Corporation beginning on January 1, 2005.

(2)	Purchase of The Custar State Bank (continued)
The fair values of assets acquired and liabilities assumed totaled $50,477,000 and $41,048,000, respectively. Major assets acquired included securities of $16,504,000 and net loans of $30,794,000, and the major liability assumed was deposits of $40,821,000. The excess of the purchase price, including acquisition costs, over the fair value of the net assets acquired totaled $4,610,000. Of this amount, $461,000 was allocated to a core deposit intangible asset and $4,149,000 was allocated to goodwill. Acquisition costs expected to be incurred in connection with the acquisition approximate $155,000, including $145,000 paid through September 30, 2005. The termination of the Custar defined benefit pension plan has not been settled as of September 30, 2005. It is estimated the final plan settlement will result in an additional liability of $200,000, net of income taxes, which will result in an additional allocation to goodwill.
(3)	Retirement Program
In 1999, the Bank entered into split-dollar life insurance arrangements with six officers which included agreements to provide supplemental retirement benefits. Since 1999, the Bank has provided an estimated liability for accumulated supplemental retirement benefits under the agreements with such liability being estimated annually by an outside firm.

In February 2004, bank regulators issued an advisory letter to all financial institutions regarding the accounting for deferred compensation agreements, especially those linked to bank-owned life insurance. As a result of detailed analyses and discussions with various parties, it was determined in June 2004 that the Bank’s estimated liability for accumulated supplemental retirement benefits should be increased approximately $412,000 ($272,000 after income taxes). The adjustment, which represents a charge beyond the normal supplemental retirement benefit provision, was recorded in June 2004 and is reported separately in the September 30, 2004 consolidated statements of operations and resulted in a decrease in net income of $.14 per share.

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
The total purchase price amounted to $14,039,000, which is comprised of $13,894,000 paid directly to shareholders and $145,000 of acquisition costs incurred through September 30, 2005. The excess of the purchase price over the net book value of the assets acquired through September 30, 2005 totaled $4,610,000. Of this amount, $461,000 was allocated to a core deposit intangible asset and $4,149,000 was allocated to goodwill. The termination of the Custar defined benefit pension plan has not yet been settled as of September 30, 2005. It is estimated the final plan settlement will result in an additional $200,000 liability, net of income taxes, which will result in additional goodwill. The core deposit intangible asset is currently being amortized on a straight-line basis over a period of eight years. The goodwill created in the Custar transaction has been combined with the goodwill remaining from the 1996 purchase of Union Bancshares Corp. and the resulting total goodwill is tested for impairment each July 1.

PERFORMANCE SUMMARY
Assets at September 30, 2005, which include the assets acquired in the Custar transaction, totaled $457,420,000 compared to $417,234,000 at 2004 year end. Total loans increased to $340,891,000 at September 30, 2005 compared to $322,489,000 at 2004 year end. Total securities increased to $69,679,000 from $61,323,000 at 2004 year end and total deposits increased to $364,009,000 from $326,093,000 at 2004 year end.
Net income for the quarter ended September 30, 2005 was $1,334,000 or $.71 per common share compared to $1,234,000 or $.65 per common share for the same period in 2004. Net income for the nine-month period ended September 30, 2005 was $4,325,000 or $2.30 per common share compared to $3,705,000 or $1.95 per common share for the same period in 2004. The September 30, 2005 quarterly and year-to-date operating results were positively impacted by the Custar acquisition and the related increase in net interest income. The September 30, 2004 year-to-date operating results were negatively impacted by an additional provision of $412,000 ($272,000 after income taxes) to adjust the accrual for supplemental retirement plan benefits as more fully described in Note 3 to the Consolidated Financial Statements.
FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at September 30, 2005 to 2004 year end.
Total loans, net of the effect of the Custar acquisition, decreased $12,633,000 or 3.9 percent from year-end. This decrease is a direct result of very soft loan demand encountered throughout Croghan’s market areas, with declines noted in the following categories: commercial loans, nonresidential real estate loans, construction real estate loans, and consumer loans.
Total securities, net of the Custar acquisition, decreased $8,148,000 or 13.3 percent from year-end. The available-for-sale security category was actively managed subsequent to the Custar acquisition and was used to assist in funding the Custar purchase.
Total deposits, net of the Custar acquisition, decreased $2,905,000 or 0.9 percent from year-end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $10,417,000 or 5.4 percent and the time deposit category increased $7,512,000 or 5.6 percent. The competitive environment for core deposits from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms) remains quite strong. Croghan continuously strives to strike a balance between its deposit growth needs for funding anticipated loan demand and the necessary deposit pricing structure to maintain or improve interest margin.
Stockholders’ equity at September 30, 2005 increased to $50,295,000 or $26.87 book value per common share compared to $48,916,000 or $25.83 book value per common share at December 31, 2004. The balance in stockholders’ equity at September 30, 2005 included an accumulated other comprehensive loss consisting of net unrealized losses on securities classified as available-for-sale, net of related income taxes. At September 30, 2005, Croghan held $65,192,000 in available-for-sale securities with an unrealized loss of $115,000, net of income taxes. This compares to 2004 year-end holdings of $57,109,000 in available-for-sale securities with an unrealized gain of $375,000, net of income taxes.
Beginning in February, 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through February 1, 2006. Since the inception of the program, a total of 47,572 shares have been repurchased as treasury shares. The 42,236 remaining treasury shares held as of

September 30, 2005 and 20,336 shares held as of December 31, 2004 are reported at their acquired cost.
Consistent with the Corporation’s quarterly dividend policy, a cash dividend of $.29 per share was declared on September 13, 2005, payable on October 31, 2005.
NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $538,000 for the quarter ended September 30, 2005 as compared to the same period in 2004. Net interest income increased $1,668,000 for the nine-month period ended September 30, 2005 as compared to the same period in 2004. Net interest income for the quarterly and nine-month periods ended September 30, 2005 include the operations of the Custar office from the beginning of 2005; thus, the comparability of the amounts presented is significantly impacted.
The net interest yield (net interest income divided by average interest-earning assets) was 4.40 percent for the quarter ended September 30, 2005 compared to 4.22 percent for the same period in 2004. Net interest yield was 4.30 percent for the nine-month period ended September 30, 2005 compared to 4.22 percent for the same period in 2004.
As the result of improving economic conditions, both market interest rates and managed interest rates have increased. Six managed interest rate increases, totaling 150 basis points, have been instituted by the Federal Reserve Open Market Committee since January 1, 2005. These gradual managed interest rate increases have afforded some improvement in Croghan’s interest margin and net interest income.
PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES
Croghan’s comprehensive loan policy provides guidelines for managing credit risk and asset quality. The policy details acceptable lending practices, establishes loan-grading classifications, and stipulates the use of a loan review process. Croghan directly employs two staff members dedicated to the credit analysis function to aid in facilitating the early identification of problem loans, to help ensure sound credit decisions, and to assist in the determination of the allowance for loan losses. Croghan also engages an outside credit review firm to supplement the credit analysis function and to provide an independent assessment of the loan review process. Croghan’s loan policy, loan review process, and credit analysis staff facilitate management’s evaluation of the credit risk inherent in the lending function.
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004
(Dollars in thousands)
Provision for loan losses charged to expense	$ 450	$ 510
Net loan charge-offs	537	461
Annualized net loan charge-offs as a percent of average outstanding loans	.21%	.20%

The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$1,053	$933
Loans contractually past due 90 days or more and still accruing interest	761	459
Restructured loans	—	—
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	14,869	15,393

Total potential problem and non-performing loans	$16,683	$16,785

Allowance for loan losses	$3,585	$3,431

Allowance for loan losses as a percent of period-end loans	1.05%	1.06%
The provision for loan losses for the first nine months of 2005 totaled $450,000 compared to $510,000 for the same period in 2004. Actual net loan charge-offs increased to $537,000 for the first nine months of 2005 compared to $461,000 during the same period in 2004. Total potential problem and non-performing loans, which are summarized in the preceding table, decreased $102,000 or 0.6 percent to $16,683,000 at September 30, 2005 compared to $16,785,000 at December 31, 2004. The positive trend at September 30, 2005 compared to December 31, 2004 was a $524,000 decrease in potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured. The negative trends included a $120,000 increase in nonaccrual loans and a $302,000 increase in loans past due 90 days or more and still accruing interest.
Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the above-noted potential problem loans totaling $14,869,000 at September 30, 2005 are currently performing loans and a majority are collateralized by an interest in real property.
The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Potential problem loans not currently past due	$7,501	$7,897
Potential problem loans past due one day or more but less than 10 days	3,333	5,732
Potential problem loans past due 10 days or more but less than 30 days	3,406	691
Potential problem loans past due 30 days or more but less than 60 days	521	477
Potential problem loans past due 60 days or more but less than 90 days	108	596

Total potential problem loans	$14,869	$15,393

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Collateralized by an interest in real property	$10,258	$10,968
Collateralized by an interest in assets other than real property	4,568	4,331
Unsecured	43	94

Total potential problem loans	$14,869	$15,393

The above-noted asset quality trends will continue to be monitored throughout 2005 to ensure adequate provisions for loan losses are made in a timely manner. It is the Corporation’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management considers the allowance at September 30, 2005 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.
NON-INTEREST INCOME
Total non-interest income decreased $40,000 or 5.3 percent for the quarter ended September 30, 2005 compared to the same period in 2004, and decreased $129,000 or 5.8 percent for the nine-month period ended September 30, 2005 compared to the same period in 2004. Non-interest income for the quarterly and nine-month periods ended September 30, 2005 include the operations of the Custar office from the beginning of 2005; thus, the comparability of the amounts presented is significantly impacted.
Included in non-interest income for the quarterly and nine-month periods ended September 30, 2005 were losses from the sale of securities totaling $8,000 and $69,000, respectively. There were no securities gains or losses reported for the quarter ended September 30, 2004 and there were $93,000 in gains for the nine-month period ended September 30, 2004. The 2005 losses were realized upon the sale of primarily callable U.S. Government Agency securities. Most of the funds generated from the sale of these securities was used to pay the cash consideration to Custar shareholders in the acquisition. All of the securities sold were from the available-for-sale portfolio.
NON-INTEREST EXPENSES
Total non-interest expenses increased $285,000 or 10.3 percent for the quarter ended September 30, 2005 as compared to the same period in 2004, and increased $757,000 or 9.1 percent for the nine-month period ended September 30, 2005 as compared to the same period in 2004. Non-interest expenses for the quarterly and nine-month periods ended September 30, 2005 include the operations of the Custar office from the beginning of 2005; thus, the comparability of the amounts presented is significantly impacted.
The nine-month period ended September 30, 2004 was negatively impacted by the previously noted additional provision for supplemental retirement benefits totaling $412,000 ($272,000 after income taxes).
Salaries, wages and employee benefits increased $168,000 or 10.8 percent between comparable quarterly periods and increased $596,000 or 13.1 percent between comparable nine-month periods. Occupancy of premises expense increased $41,000 or 25.2 percent between comparable quarterly periods and increased $84,000 or 17.3 percent between comparable nine-month periods. Other operating expenses increased $62,000 or 6.0 percent between comparable quarterly periods and increased $446,000 or 15.6 percent between comparable nine-month periods. The increases in these expense categories were all primarily attributable to costs associated with operating the additional office in Custar, Ohio.
FEDERAL INCOME TAX EXPENSE
Federal income tax expense increased $18,000 or 3.5 percent between comparable quarterly periods and increased $222,000 or 14.4 percent between comparable nine-month periods. These increases are in relation to the increase in income before federal income taxes of 6.8 percent and 16.1 percent for the quarterly and nine-month periods, respectively. The Corporation’s effective tax rate for the nine months ended September 30, 2005 was 29.0 percent compared to 29.4 percent for the same period in 2004.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $7,785,000 for the nine-month period ended September 30, 2005. This compares to $11,666,000 for the nine-month period ended September 30, 2004 and $10,844,000 for the twelve-month period ended December 31, 2004.
Borrowings from the Federal Home Loan Bank totaled $28,300,000 at September 30, 2005 as compared to $28,950,000 at December 31, 2004. Additionally, Croghan obtained a $4,000,000 term loan from a correspondent bank with the loan proceeds used to facilitate the Custar purchase. While the loan stipulates annual interest-only payments with principal due in full by the loan’s maturity date of January 1, 2009, Croghan has made voluntary principal payments of $1,250,000 through September 30, 2005, resulting in an outstanding balance of $2,750,000.
Capital expenditures for premises and equipment totaled $676,000 for the nine-month period ended September 30, 2005 compared to $809,000 for the same period in 2004. The 2005 expenditures include $54,000 for leasehold improvements made to the Norwalk Banking Center and $160,000 for property purchased in Clyde, Ohio. The Clyde property is adjacent to Croghan’s existing branch drive-in facility and is contemplated to be the site for a future banking center. The 2004 expenditures included approximately $425,000 for new reader-sorter equipment with check imaging capabilities.
Loan commitments, including letters of credit, as of September 30, 2005 totaled $72,780,000 compared to $69,920,000 at December 31, 2004. Many of these commitments are expected to expire without being drawn upon. Therefore, the total of these commitments does not necessarily represent future cash requirements.

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS — None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	None

(c)	The table below includes certain information regarding Croghan’s purchase of Croghan common shares during the quarterly period ended September 30, 2005:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)
07/01/05 through 07/31/05	10,000	$38.60	10,000	Expired

08/01/05 through 08/31/05	None	None	None	94,059

09/01/05 through 09/30/05	None	None	None	94,059
(1)	All share purchases were part of publicly announced plans and all were open-market transactions.
(2)	A stock buy-back program commencing February 1, 2005 and ending on August 1, 2005 was announced on January 19, 2005 in which up to 94,688 shares could be repurchased (with 2,624 shares purchased on February 22, 2005; 6,600 shares purchased on May 5, 2005; 4,248 shares purchased on May 26, 2005; and 10,000 shares purchased on July 29, 2005). A stock buy-back program commencing on August 1, 2005 and ending on February 1, 2006 was announced on July 15, 2005 in which up to 94,059 shares may be repurchased.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None
ITEM 5. OTHER INFORMATION – None

ITEM 6. EXHIBITS
EXHIBIT 31.1 — Rule 13a-14(a)/15d-14(a) CEO’s Certification
EXHIBIT 31.2 — Rule 13a-14(a)/15d-14(a) Treasurer’s Certification
EXHIBIT 32.1 — Section 1350 CEO’s Certification
EXHIBIT 32.2 — Section 1350 Treasurer’s Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CROGHAN BANCSHARES, INC.

Registrant

Date: October 25, 2005	/s/ Steven C. Futrell

Steven C. Futrell, President & CEO

Date: October 25, 2005	/s/ Allan E. Mehlow

Allan E. Mehlow, Treasurer

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location
31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Treasurer’s Certification	Filed herewith

32.1	Section 1350 CEO’s Certification	Filed herewith

32.2	Section 1350 Treasurer’s Certification	Filed herewith