Form 10-K
period 2005-12-31
CROGHAN BANCSHARES INC
filed 2006-03-17
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
Commission File Number 0-20159
CROGHAN BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Ohio	31-1073048
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

323 Croghan Street, Fremont, Ohio	43420
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (419) 332-7301

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $12.50 Per Share
(Title of class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the common stock, par value $12.50 per share, held by non-affiliates as of June 30, 2005, based on the closing price quoted on the OTC Bulletin Board, was $63,081,840.
The Registrant had 1,844,263 shares of common stock, par value $12.50 per share, outstanding as of January 31, 2006.
This document contains 89 pages. The Exhibit Index is on pages 30 through 32 and also immediately preceding the filed exhibits on pages 34 and 35.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into PART II of this Annual Report on Form 10-K.
2.	Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 2006 are incorporated by reference into PART III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Croghan Bancshares, Inc. (the “Corporation”), was organized under the laws of the State of Ohio on September 27, 1983, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As the result of a reorganization effective in 1984, the Corporation acquired all of the voting shares of The Croghan Colonial Bank (the “Bank”), an Ohio chartered bank organized in 1888. The Bank is the only subsidiary of the Corporation and substantially all of the Corporation’s operations are conducted through the Bank. The principal offices of both the Corporation and the Bank are located at 323 Croghan Street, Fremont, Ohio. The Bank operates ten Ohio branch offices: one in Bellevue, one in Clyde, one in Custar, three in Fremont, one in Green Springs, one in Monroeville, one in Norwalk, and one in Port Clinton. Effective January 1, 2005, the Corporation acquired The Custar State Bank (“Custar”) with one banking office in Custar, Ohio having assets of $50,536,000. The Custar, Ohio office is now operated as a branch of the Bank.
The Corporation maintains a website at www.croghan.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Corporation’s website into this Annual Report on Form 10-K). The Corporation makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the “SEC”).
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
Interest and fees on loans are the Bank’s primary sources of income. The Bank’s principal expenses are interest paid on deposit accounts and borrowed funds, and personnel and operating costs. Operating results are dependent to a significant degree on the “net interest income” of the Bank, which is the difference between the interest income derived from its interest-earning assets, such as loans and securities, and the interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. Interest income and interest expense are significantly affected by general economic conditions and the policies of various regulatory authorities. See “Effects of Government Monetary Policy”.
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

FORWARD-LOOKING STATEMENTS
Certain statements in this Form 10-K which are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “believes”, “anticipates”, “targets”, plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such difference include, but are not limited to, the factors discussed herein under “Item 1A – Risk Factors” on pages 23 and 24. Forward-looking statements speak only as of the date on which they are made and, except as required by law, the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to the Corporation or any person acting on its behalf are qualified by the cautionary statements in this section.
LENDING ACTIVITIES
General. As a commercial bank, the Bank makes a wide variety of different types of loans. Among the Bank’s lending activities are the origination of commercial, financial and agricultural loans, which may be secured by various assets of the borrower or unsecured; loans secured by mortgages on residential and non-residential real estate; construction loans secured by mortgages on the underlying property; consumer loans which may be on an unsecured basis or secured by vehicles or other assets of the borrower; and credit card loans which are typically unsecured.
The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Type of Loan: (1)
Commercial, financial and agricultural (2)	$40,358	$41,970	$39,814	$35,913	$32,648
Real estate – mortgage	255,418	223,185	213,402	200,373	184,533
Real estate – construction	13,641	17,515	11,564	7,514	10,762
Consumer	28,764	36,992	38,705	41,315	47,831
Credit card and other	2,729	2,827	2,807	2,836	2,592

	$340,910	$322,489	$306,292	$287,951	$278,366

(1)	The Bank made no foreign loans in 2005, 2004, 2003, 2002, or 2001.

(2)	Lease financing receivables, included in commercial, financial and agricultural, were $1,635,000 in 2005, $1,806,000 in 2004, $1,986,000 in 2003, $1,213,000 in 2002, and $1,176,000 in 2001.

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2005, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges after 2005:

	Maturing
		After one
	Within	but within	After
	one year	five years	five years	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$3,032	$17,239	$20,087	$40,358
Real estate – construction	2,804	4,085	6,752	13,641

Total	$5,836	$21,324	$26,839	$53,999

	Interest
	Sensitivity
	Fixed	Variable
	Rate	Rate
	(Dollars in thousands)
Due after one but within five years	$5,478	$15,846
Due after five years	5,575	21,264

	$11,053	$37,110

The above maturity information is based on the contract terms at December 31, 2005, and does not include any possible “rollover” at maturity date. In the normal course of business, the Bank considers and acts upon the borrower’s request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower’s credit history, the collateral securing the loan, and the purpose for such request.
Commercial, Financial and Agricultural Loans. The Bank makes loans for commercial purposes, including industrial and professional purposes, to sole proprietorships, partnerships, corporations and other business enterprises. The Bank makes financial loans to banks and other financial institutions and financial intermediaries whose business is to accept deposits and extend credit. The Bank makes agricultural loans for the purpose of financing agricultural production, including all costs associated with growing crops or raising livestock. Commercial, financial and agricultural loans may be secured, other than by real estate, or unsecured, requiring one single repayment or on an installment repayment schedule. Commercial, financial and agricultural loans generally have final maturities of five years or less and are made with interest rates that adjust either daily or annually based upon the national prime rate in effect at the time of the applicable rate change. Such loans typically do not contain any periodic rate adjustment caps or lifetime rate caps.
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
At December 31, 2005, the Bank had $40,358,000, or 11.9% of total loans, invested in commercial, financial and agricultural loans, with no such loans in the non-performing category (i.e., those loans in nonaccrual status or past due 90 days or more).
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
Non-residential real estate lending is generally considered to involve a higher degree of risk than residential lending. Such risk is due primarily to the dependence of the borrower on the cash flow from the property to service the loan. If the cash flow from the property is reduced due to a downturn in the economy for example, or due to any other reason, the borrower’s ability to repay the loan may be impaired. To reduce such risk, the decision to underwrite a non-residential real estate loan is based primarily on the quality and characteristics of the income stream generated by the property and/or the business of the borrower. In addition, the Bank may obtain the personal guarantees of one or more of the principals of the borrower and carefully evaluates the location of the real estate, the quality of the management operating the property, the debt service ratio, and appraisals supporting the property’s valuation.
At December 31, 2005, the Bank had a total of $101,241,000, or 29.7% of total loans, invested in non-residential real estate loans, a majority of which were secured by properties located in the Northwestern Ohio area. At December 31, 2005, the Bank had $2,999,000 of non-performing loans of this type.
Residential Real Estate Loans. The Bank’s residential real estate loans have either fixed or adjustable interest rates. Interest rates on ARMs adjust every six months or every five years based upon the national prime rate in effect at the time of the applicable rate change. The six-month ARMs typically have periodic adjustment caps of .5% and lifetime caps of 5%. The five-year ARMs typically have periodic adjustment caps of 1% and lifetime caps of 3%. The maximum amortization period for such loans is 30 years, although a 20-year term is the most common. The Bank does not engage in the practice of deeply discounting the initial rates on such loans, nor does the Bank engage in the practice of putting payment caps on loans which could lead to negative amortization. In addition to a fixed-rate loan program, where the loan is retained and serviced by the Bank, loans are also originated on behalf of a national provider of residential mortgage loan products. The provider pays a commission to the Bank at the time of closing and then typically sells such loans in the secondary market (e.g., to Freddie Mac or Fannie Mae) while retaining the servicing and related support functions (e.g., tax reporting and escrow accounting). The establishment of this arrangement allows the Bank to maintain its customer relationships by providing very competitive residential real estate loan offerings, while at the same time eliminating the risks associated with long-term fixed-rate mortgage loan financing.
The Bank limits the amount of each residential real estate loan in relationship to the appraised value of the real estate and improvements at the time of origination of a residential real estate loan. The maximum LTV on residential real estate loans made by the Bank is 90%, subject to certain exceptions.
The aggregate amount of the Bank’s residential real estate loans equaled $154,177,000 at December 31, 2005, and represented 45.2% of total loans at such date. At December 31, 2005, the Bank had $1,319,000 of non-performing loans of this type.
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
Construction loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developed properties due to the effects of general economic conditions on real estate developments, developers, managers, and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to accurately evaluate the LTVs and the total loan funds required to complete a project. In the event that a default or foreclosure on a construction or land development loan occurs, the Bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2005, a total of $13,641,000, or 4.0% of the Bank’s total loans, consisted of construction loans, with no such loans in the non-performing category.
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

Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets, such as vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage or depreciation, and the remaining deficiency may not warrant further collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, illness, or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans. At December 31, 2005, the Bank had $28,764,000, or 8.4% of total loans, invested in consumer loans, $108,000 of which were non-performing.
Credit Card and Other Loans. Credit card and other loans are made to individuals for personal expenditures and principally arise from bank credit cards. Such loans generally pose the most risk as they are most frequently unsecured. At December 31, 2005, the Bank had $2,729,000, or 0.8% of total loans, invested in credit card and other loans, $7,000 of which were non-performing.
Loan Solicitation and Processing. The Bank’s loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank’s lending staff, walk-in customers, director referrals, and loan participations purchased from other financial institutions. For non-residential real estate loans, the Bank obtains information with respect to the credit and business history of the borrower and prior projects completed by the borrower. Personal guarantees of one or more principals of the borrower are obtained as deemed necessary. An environmental study of such real estate might also be conducted when deemed necessary. Upon the completion of the appraisal of the non-residential real estate and the receipt of information on the borrower, the loan application may be submitted to the Loan Committee for approval or rejection if the loan amount is in excess of established limits contained in the Bank’s Loan Policy. Additionally, loans in material amounts as established in the Bank’s Loan Policy must be submitted to the Executive Committee of the Board of Directors for approval or rejection.
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
Commercial, financial and agricultural loans are underwritten primarily on the basis of the stability of the income generated by the business and/or property. The personal guarantees of one or more principals of the borrower also are generally obtained. Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of the collateral, if any. The procedure for approval of real estate — construction loans is the same as for real estate - mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. The Bank also evaluates the feasibility of the proposed construction project and the experience and record of the builder.
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
The following table presents information concerning the amount of loans which contain certain risk elements at the dates indicated:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$3,872	$933	$1,589	$2,137	$2,241

Loans contractually past due 90 days or more as to principal or interest payments (2)	561	459	904	1,489	771

Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (3)	0	0	0	0	0

(1)	The amount of interest income that would have been recorded had all nonaccrual and renegotiated (of the type specified above) loans been current in accordance with their terms approximated $151,000 in 2005, $90,000 in 2004, $153,000 in 2003, $213,000 in 2002, and $185,000 in 2001. Actual interest included in income on these loans amounted to none in 2005 and approximately $19,000 in 2004, $125,000 in 2003, $40,000 in 2002, and $95,000 in 2001.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.
In addition to the loan amounts identified in the preceding table, there were approximately $11,810,000 of potential problem loans at December 31, 2005. While these loans are all currently performing, management has some doubt about the ability of the borrowers to continue to comply with all of their present loan repayment terms. Management typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower’s financial statements indicates the borrowing entity does not generate sufficient operating cash flow to adequately service its debts.
The Bank’s loans are spread over a broad range of industrial classifications. As of December 31, 2005, the Bank had no significant concentrations of loans (i.e., greater that 10% of total loans) to borrowers engaged in the same or similar industries.
Allowance for Loan Losses. The Bank maintains an allowance for loan losses to provide for loans that might not be repaid. At December 31, 2005, the Bank’s allowance for loan losses totaled $3,624,000. To determine the adequacy of the allowance for loan losses, the Bank performs a detailed quarterly analysis that focuses on delinquency trends within each loan category (i.e., commercial, real estate and consumer loans), the status of non-performing loans (i.e., impaired, nonaccrual and restructured loans, and loans past due 90 days or more), current and historic trends of charged-off loans within each category, existing local and national economic conditions, and changes in the volume and mix within each loan category. Additionally, loans that are graded as special mention, substandard, doubtful, or partially charged off are evaluated for their loss potential. For loans of $50,000 or more, this evaluation typically includes a review of the loan’s past performance history, a comparison of the estimated collateral value in relation to the outstanding loan balance, the overall financial strength of the borrower, industry risks pertinent to the borrower, and competitive trends that may influence the borrower’s future financial performance.
Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for losses within the portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. The regulatory agencies that periodically review the Bank’s allowance for loan losses may also require adjustments to the allowance or the charge-off of specific loans based upon the information available to them at the time of their examinations.

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for loan losses for such years:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Daily average amount of loans	$343,705	$313,330	$289,691	$280,045	$268,679

Allowance for loan losses at beginning of year	$3,431	$3,387	$3,689	$3,346	$3,242
Acquisition of The Custar State Bank	241	—	—	—	—

	3,672	3,387	3,689	3,346	3,242

Loan charge-offs:
Commercial, financial and agricultural	(53)	(37)	(107)	(3)	(46)
Real estate – mortgage	(226)	(209)	(303)	(18)	(170)
Real estate – construction	—	—	—	—	—
Consumer	(666)	(641)	(587)	(574)	(557)
Credit card and other	(66)	(81)	(65)	(37)	(56)

	(1,011)	(968)	(1,062)	(632)	(829)

Recoveries of loans previously charged off:
Commercial, financial and agricultural	33	35	21	22	43
Real estate – mortgage	3	39	19	3	22
Real estate – construction	—	—	—	—	—
Consumer	211	208	278	211	159
Credit card and other	11	14	12	9	14

	258	296	330	245	238

Net charge-offs	(753)	(672)	(732)	(387)	(591)

Additions to allowance charged to expense	705	716	430	730	695

Allowance for loan losses at end of year	$3,624	$3,431	$3,387	$3,689	$3,346

Allowance for loan losses as a percent of year-end loans	1.06%	1.06%	1.11%	1.28%	1.20%

Ratio of net charge-offs during the year to average loans outstanding	.22%	.22%	.26%	.14%	.22%

The amount of charge-offs and recoveries fluctuates from year to year due to factors relating to the condition of the general economy and specific business segments. The 2001 charge-offs presented in the preceding table included one real estate-mortgage loan write-off of $109,000. The 2002 charge-offs and recoveries did not include any significant individual amounts, with the largest charge-off totaling $24,000 and the largest recovery totaling $13,000. With the exception of one real estate-mortgage write-down for $100,000 in 2003, the largest individual charge-off in 2003 totaled $42,000 and the largest individual recovery totaled $17,000. With the exception of one real estate-mortgage write-down for $62,000 in 2004, the largest individual charge-off in 2004 totaled $48,000 and the largest individual recovery totaled $17,000. The 2005 charge-offs and recoveries did not include any significant individual amounts, with the largest charge-off totaling $29,000 and the largest recovery totaling $13,000. There were no lease financing charge-offs or recoveries in any of the years presented.

The following table allocates the allowance for loan losses for the periods indicated to each loan category. The allowance has been allocated to the categories of loans noted according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred based on specific credit analyses:

	December 31, 2005		December 31, 2004
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial and agricultural	$774	11.9%	$784	13.0%
Real estate – mortgage	2,248	74.9%	2,055	69.2%
Real estate – construction	17	4.0%	19	5.4%
Consumer	458	8.4%	471	11.5%
Credit card and other	127	.8%	102	.9%

	$3,624	100.0%	$3,431	100.0%

	December 31, 2003		December 31, 2002
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial and agricultural	$796	13.0%	$859	12.5%
Real estate – mortgage	2,033	69.7%	1,454	69.6%
Real estate – construction	20	3.8%	22	2.6%
Consumer	439	12.6%	1,244	14.3%
Credit card and other	99	.9%	110	1.0%

	$3,387	100.0%	$3,689	100.0%

	December 31, 2001
		Percentage
		of loans to
	Allowance	total loans
	(Dollars in thousands)
Commercial, financial and agricultural	$483	11.7%
Real estate – mortgage	1,368	66.3%
Real estate – construction	—	3.9%
Consumer	1,418	17.2%
Credit card and other	77	.9%

	$3,346	100.0%

The Bank increased its allowance for loan losses to $3,624,000 at December 31, 2005 from $3,431,000 at December 31, 2004. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance.
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

The following table sets forth the carrying amount of securities, which are presented on the basis of Statement of Financial Accounting Standards No. 115, at December 31, 2005, 2004, and 2003:

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations (1)	$51,500	$37,569	$41,375
Obligations of states and political subdivisions (2)	25,055	19,190	17,886
Other securities (2)	4,866	4,564	4,975

	$81,421	$61,323	$64,236

(1)	There were no holdings of U.S. Treasury securities at December 31, 2005, 2004, or 2003.

(2)	There were no securities of any single “issuer” where the aggregate carrying amount of such securities exceeded ten percent of stockholders’ equity.
The following table sets forth the maturities of securities at December 31, 2005 and the weighted average yields of such securities:

	Maturing
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$10,926	4.33%	$14,535	3.57%	$4,495	5.06%	$21,544	5.28%
Obligations of states and political subdivisions (1)	958	4.86%	7,054	5.25%	12,526	5.63%	4,517	6.57%
Other securities (2)	—	—	516	3.17%	508	6.22%	—	—

	$11,884	4.37%	$22,105	4.10%	$17,529	5.50%	$26,061	5.50%

(1)	Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

(2)	Excludes equity investments of $3,842,000 which have no stated maturity.
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
The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2005, the Bank had $5,425,000 in retail repurchase agreements.
The Corporation had outstanding debt of $2,750,000 owed to a correspondent bank as of December 31, 2005. The note, which originated on January 1, 2005 to effect the purchase of Custar, matures on January 1, 2009 with interest indexed to the prime rate minus .50%. Neither the Corporation nor the Bank had any capital lease obligations as of December 31, 2005. The Bank has future operating lease obligations totaling $248,000 at December 31, 2005 related to the following lease arrangements: the Port Clinton Office, which is located in a retail supermarket in the Knollcrest Shopping Center, an ATM site north of Fremont, and the Norwalk banking center located in the downtown business district. Additionally, the

Bank has several minor operating lease obligations, with an aggregate total less than $75,000 at December 31, 2005, for photocopying and mail processing equipment.
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
The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits are summarized for 2005, 2004, and 2003 in the following table:

	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)
Non-interest bearing demand deposits	$45,866	—	$38,100	—	$35,710	—
Interest-bearing demand deposits	62,676	.69%	56,644	.33%	45,617	.25%
Savings, including Money Market deposits	94,160	.75%	89,348	.59%	89,382	.80%
Time deposits	165,613	2.93%	134,338	2.85%	136,637	3.18%

Total	$368,315		$318,430		$307,346

Maturities of time deposits of $100,000 or more outstanding at December 31, 2005 are summarized as follows (dollars in thousands):

3 months or less	$9,953
Over 3 through 6 months	5,650
Over 6 through 12 months	10,387
Over 12 months	12,895

Total	$38,885

Borrowings. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds as needed to meet daily liquidity needs. As a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) since 1993, the Bank is authorized to obtain advances from the FHLB provided certain credit standards are met. The Bank had $26,300,000 in FHLB advances outstanding at December 31, 2005.
The following table sets forth the maximum month-end balance for the Bank’s outstanding short-term borrowings (i.e., federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest rates, for 2005, 2004, and 2003:

	2005	2004	2003
	(Dollars in thousands)
Balance at year-end	$10,825	$9,794	$11,176

Maximum balance at any month-end during the period	10,825	19,190	11,176

Average balance	8,084	10,844	8,864

Weighted average interest rate	1.67%	1.13%	1.34%

The following table sets forth the maximum month-end balance for the Bank’s outstanding long-term borrowings (i.e., FHLB advances and note payable to correspondent bank), along with the average aggregate balances and weighted average interest rates, for 2005, 2004, and 2003:

	2005	2004	2003
	(Dollars in thousands)
Balance at year-end	$29,050	$28,950	$30,000

Maximum balance at any month-end during the period	32,950	30,000	32,500

Average balance	29,639	28,786	27,409

Weighted average interest rate	4.01%	3.61%	4.07%
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
The Bank monitors its interest rate risk through a sensitivity analysis, which strives to measure potential changes in future earnings and the fair values of its financial instruments, that could result from hypothetical changes in interest rates. The first step in this analysis is to estimate the expected cash flows from the Bank’s financial instruments using the interest rates in effect at December 31, 2005. To arrive at fair value estimates, the cash flows from the Bank’s financial instruments are discounted to their approximated present values. Hypothetical changes in interest rates are applied to those financial instruments, and the cash flows and fair value estimates are then simulated. When calculating the net interest income estimations, hypothetical rates are applied to the financial instruments based upon the assumed cash flows. The Bank applies interest rate “shocks” to its financial instruments of 100 and 200 basis points (1% and 2%) up and down for its net interest income, and 200 basis points (2%) up and down for the value of its equity.
The following table presents the potential sensitivity in the Bank’s annual net interest income to 100 and 200 basis-point changes in market interest rates and the potential sensitivity in the present value of the Bank’s equity if a sudden and sustained 200 basis-point change in market interest rates occurred (dollars in thousands):

	December 31, 2005
	Change in Dollars ($)	Change in Percent (%)
Annual Net Interest Income Impact
For a Change of +100 Basis Points	(1,025)	(5.6)
For a Change of - 100 Basis Points	298	1.6
For a Change of +200 Basis Points	(2,109)	(11.5)
For a Change of - 200 Basis Points	(573)	(3.1)

Impact on the Net Present Value of Equity
For a Change of +200 Basis Points	(4,965)	(8.5)
For a Change of - 200 Basis Points	499	0.8
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

The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, the distribution of assets, liabilities and stockholders’ equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

		2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1) (2)	$343,705	$22,410	6.52%	$313,330	$19,574	6.25%	$289,691	$19,525	6.74%
Taxable securities	48,175	1,909	3.96%	44,202	1,494	3.38%	54,004	1,865	3.45%
Non-taxable securities	23,956	916	3.82%	17,976	654	3.64%	15,874	595	3.75%
Federal funds sold	4,535	150	3.31%	179	2	1.12%	4,013	48	1.20%

Total interest-earning assets	420,371	25,385	6.04%	375,687	21,724	5.78%	363,582	22,033	6.06%

Non-interest earning assets:
Cash and due from banks	11,965			11,514			11,258
Bank premises and equipment, net	7,719			7,208			5,977
Other assets	23,199			17,652			14,152
Less allowance for loan losses	(3,547)			(3,373)			(3,553)

Total	$459,707	$25,385		$408,688	$21,724		$391,416	$22,033

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	$156,836	$1,139	.73%	$145,992	$714	.49%	$134,999	$830	.61%
Time Deposits	165,613	4,848	2.93%	134,338	3,824	2.85%	136,637	4,340	3.18%
Federal funds purchased and securities sold under repurchase agreements	8,084	135	1.67%	10,844	123	1.13%	8,864	119	1.34%
Borrowed funds	29,639	1,188	4.01%	28,786	1,038	3.61%	27,409	1,116	4.07%

Total interest-bearing liabilities	360,172	7,310	2.03%	319,960	5,699	1.78%	307,909	6,405	2.08%

Non-interest-bearing liabilities:
Demand deposits	45,866			38,100			35,710
Other liabilities	3,617			2,956			2,814

	49,483			41,056			38,524

Stockholders’ equity	50,052			47,672			44,983

Total	$459,707	$7,310		$408,688	$5,699		$391,416	$6,405

Net interest income		$18,075			$16,025			$15,628

Net yield on interest-earning assets			4.30%			4.27%			4.30%

(1)	Included in loan interest income are loan fees of $698,000 in 2005, $795,000 in 2004, and $871,000 in 2003.

(2)	Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

	2005 compared to 2004			2004 compared to 2003
	Increase (decrease)			Increase (decrease)
	due to volume/rate (1)			due to volume/rate (1)
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable	$1,954	882	2,836	$1,531	(1,482)	49
Taxable securities	142	274	416	(333)	(39)	(372)
Non-taxable securities	228	34	262	77	(18)	59
Federal funds sold	141	6	147	(59)	14	(45)

Total interest-earning assets	2,465	1,196	3,661	1,216	(1,525)	(309)

Interest expense:
Savings, NOW and Money Market deposits	56	369	425	64	(180)	(116)
Time deposits	913	111	1,024	(72)	(444)	(516)
Federal funds purchased and securities sold under repurchase agreements	(36)	48	12	25	(21)	4
Borrowed funds	32	118	150	54	(132)	(78)

Total interest-bearing liabilities	965	646	1,611	71	(777)	(706)

Net interest income	$1,500	550	2,050	$1,145	(748)	397

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.
The ratio of net income to daily average total assets and average stockholders’ equity, and certain other ratios, for the periods noted are as follows:

	Year ended December 31,
	2005	2004	2003
Percentage of net income to:
Average total assets	1.24%	1.25%	1.39%
Average stockholders’ equity	11.43%	10.74%	12.07%

Percentage of cash dividends declared per common share to net income per common share	38.03%	41.48%	38.11%

Percentage of average stockholders’ equity to average total assets	10.89%	11.66%	11.49%
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

SUBSIDIARY ACTIVITIES
The Corporation’s only subsidiary is the Bank. The Bank has no subsidiaries.
EMPLOYEES
As of December 31, 2005, the Bank employed 144 full-time employees and 28 part-time employees. The Bank believes that relations with its employees are excellent. The Bank provides a variety of benefits to full-time employees, including health, disability, and life insurance benefits.
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
Under the guidelines, capital is compared to the relative risk of the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50% and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. For example, cash and claims guaranteed by the full faith and credit of the U.S. government are risk-weighted at 0%. Off-balance sheet items, such as loan commitments and derivative financial instruments, are also assigned one of the above risk weights after calculating balance sheet equivalent amounts. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. Derivative financial instruments are converted to balance sheet equivalents based on notional values, replacement costs and remaining contractual terms. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
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
The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio, and Leverage Ratio for the Corporation and the Bank at December 31, 2005:

	At December 31, 2005
	Corporation		Bank
	Amount	Percent	Amount	Percent
		(Dollars in thousands)

Tier 1 risk-based	$39,385	12.0%	$36,647	11.2%
Requirement	13,129	4.0	13,115	4.0

Excess	$26,256	8.0%	$23,532	7.2%

Total risk-based	$43,009	13.1%	$45,271	13.8%
Requirement	26,259	8.0	26,231	8.0

Excess	$16,750	5.1%	$19,040	5.8%

Leverage ratio	$39,385	8.7%	$36,647	8.1%
Requirement	18,061	4.0	18,047	4.0

Excess	$21,324	4.7%	$18,600	4.1%

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
The Bank’s capital levels at December 31, 2005, met the standards for the highest level, a “well-capitalized” institution.
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
FDIC DEPOSIT INSURANCE AND ASSESSMENTS
The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. The FDIC currently maintains and administers two separate insurance funds. In general, banking institutions, such as the Bank, are members of the Bank Insurance Fund (the “BIF”), and savings associations are members of the Savings Association Insurance Fund (the “SAIF”). In February of 2006, President Bush signed into law the Deposit Insurance Reform Act of 2005 and the Deposit Insurance Reform Conforming Amendments Act of 2005, which provide for the merger of the BIF and the SAIF into a single “Deposit Insurance Fund.” The merger of the BIF and the SAIF is scheduled to be implemented by the FDIC later this year.
Insurance premiums are determined during each semi-annual assessment period based upon a bank’s categorization as well-capitalized, adequately capitalized, or undercapitalized. The FDIC assigns banks to one of three supervisory subgroups within each capital group. The supervisory subgroup to which a bank is assigned is based on a supervisory evaluation provided to the FDIC by the bank’s primary federal regulator and information which the FDIC determines to be relevant to the bank’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the bank’s state supervisor).
A bank’s assessment rate depends on the capital category and supervisory category to which it is assigned. For the first quarter of 2006, the Bank is required to pay an assessment rate (which includes the FICO assessment) of 1.32 cents per $100 of domestic deposits. An increase in this assessment rate could have a material adverse effect on the earnings of the Bank, depending on the amount of the increase.
FRB RESERVE REQUIREMENTS
FRB regulations currently require depository institutions to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to and including $48,300,000 (subject to an exemption for the first $7,800,000 of net transaction accounts), and of 10% of net transaction accounts in excess of $48,300,000.
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
The Ohio General Assembly enacted a new commercial activity tax (“CAT”) effective July 1, 2005. The CAT is an annual privilege tax measured by gross receipts on business activities in Ohio. The General Assembly is phasing-in the CAT over a five year period. During this same period, the general assembly is phasing-out the corporate franchise tax; however, this phase-out applies only to those taxpayers subject to the CAT.
Neither the Corporation nor the Bank is subject to the CAT because the CAT legislation contains specific exclusions for bank holding companies and financial institutions. Accordingly, the Corporation and the Bank will not be eligible to reduce their respective franchise tax liabilities by the 80% franchise tax phase-out percentage in effect for the tax year.

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

ITEM 1A. Risk Factors
Changes in interest rates could have a material adverse effect on our financial condition and results of operations.
Our operating results are dependent to a significant degree on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities (in particular, the FRB). Changes in interest rates will influence the demand for loans, the prepayment of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits and borrowings, and these changes could have a material adverse effect on our financial condition and results of operations. The impact of these changes may be magnified if we do not effectively manage the relative sensitivity of our assets and liabilities to changes in market interest rates. See “Asset/Liability Management” under Item 1 of this Annual Report on Form 10-K.
Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.
The policies of the FRB impact us significantly. The FRB regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. FRB policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the FRB could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.
Changes in economic and political conditions could adversely affect our financial condition and results of operations.
Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, a substantial portion of our loans are to individuals and businesses located in Northwest Ohio. Consequently, any decline in the economy of this market area could have a materially adverse effect on our financial condition and results of operations.
If our actual loan losses exceed our allowance for loan losses, our net income will decrease.
We maintain an allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current economic conditions in the primary lending area, past loss experience, possible losses arising from specific problem loans, and changes in the composition of the loan portfolio. Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for losses within the portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions and estimates used by management to determine the allowance for loan losses.
We may not be able to pay dividends in the future in accordance with past practice.
The ability of the Bank to pay dividends is subject to various legal limitations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without the approval of the Division, unless the total dividends in a calendar year exceed the total of its net profits for the year combined with its retained profits of the two preceding years. In the event that the Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our common shares. Our failure to pay dividends on our common shares could have a material adverse effect on the market price of our common shares.

Provisions in our articles of incorporation and code of regulations may delay or prevent certain third party acquisitions.
Our articles of incorporation and code of regulations contain provisions, including a staggered board provision, that could make the removal of incumbent directors more difficult and time-consuming and may have the effect of discouraging a tender offer or other takeover attempt not previously approved by our Board of Directors. These provisions may have the effect of delaying or preventing certain tender offers and changes in control, including some tender offers and changes in control that shareholders may feel would be in their best interests.
Government regulation can result in limitations on our operations.
The financial services industry is extensively regulated. The Bank is subject to extensive regulation, supervision and examination by the Division and the FRB. As a holding company, the Corporation is also subject to regulation and oversight by the FRB. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. Such regulations can at times impose significant limitations on our operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. Changes in applicable laws or policies could materially affect our business, and the likelihood of any major changes in the future and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form any proposed legislation might take or how it might affect us.
We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.
In our market area, we encounter significant competition from other commercial banks, as well as from savings and loan associations, credit unions, brokerage firms, mutual funds, and loan production offices and other financial units of non-local bank holding companies. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. Many of our competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide. Our ability to maintain our history of strong financial performance will depend in part on our continued ability to compete successfully in our market area and on our ability to expand our scope of available financial services as needed to meet the needs and demands of our customers.
There is a limited trading market for our common shares, and thus your ability to sell or purchase our common shares may be limited.
Your ability to sell our common shares or purchase additional common shares largely depends upon the existence of an active market for our common shares. Although our common shares are quoted on the OTC Bulletin Board, they are not listed on any securities exchange and the volume of trading has been historically limited. As a result, you may not be able to sell or purchase our common shares at the volume, time and price that you desire. In addition, a fair valuation of the purchase or sales price of our common shares also depends upon an active trading market, and thus the price you receive for a thinly traded stock, such as our common shares, may not reflect its true value.
ITEM 2. Properties
The Corporation neither owns nor leases any properties. The Bank maintains its main office at 323 Croghan Street, Fremont, Ohio. In addition, the Bank operates one branch office in Bellevue, one in Clyde, one in Custar, three in Fremont, one in Green Springs, one in Monroeville, one in Norwalk, and one in Port Clinton, Ohio. The Bank’s operations center is also located in Fremont, Ohio. With the exception of the Norwalk and Port Clinton offices, which are leased, all premises are owned by the Bank. All premises are suitable for their intended use, except for the Clyde office. The Bank purchased property in 2005 adjacent to its existing Clyde office drive-in facility that is contemplated to be the site for a future banking center.
ITEM 3. Legal Proceedings
Management is aware of no material pending legal proceedings, other than ordinary routine litigation incidental to the business, in which the Corporation or its subsidiary Bank is a party or in which any of their property is subject. Similarly, management is aware of no material proceedings involving the Corporation or the Bank that are contemplated by the Internal Revenue Service or any other governmental authority.

ITEM 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and
Issuer Purchases of Equity Securities
The number of holders of record of the Corporation’s common stock at January 31, 2006 totaled 784. The information called for in this Item 5 by Items 201(a) and 201(c) of SEC Regulation S-K is contained in Financial Statement Footnote No. 14, captioned “Regulatory Matters,” on pages 37 and 38 of the Corporation’s 2005 Annual Report to Shareholders, and in the section captioned “Market Price and Dividends on Common Stock” on page 3 of the Corporation’s 2005 Annual Report to Shareholders, and is incorporated herein by reference.
The table below includes certain information regarding the Corporation’s purchase of its common shares during the quarterly period ended December 31, 2005:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)

10/01/05 through 10/31/05	None	None	None	94,059

11/01/05 through 11/30/05	28,000	$38.05	28,000	66,059

12/01/05 through 12/31/05	None	None	None	66,059

(1)	All share purchases were part of publicly announced plans and all were open-market transactions.

(2)	A stock buy-back program commencing on August 1, 2005 and ending on February 1, 2006 was announced on July 15, 2005 in which up to 94,059 shares could be repurchased (20,000 shares were purchased on November 17, 2005 and 8,000 shares were purchased on November 22, 2005).
ITEM 6. Selected Financial Data
The information required by this Item is contained under the caption “Five Year Summary of Selected Financial Data” on page 4 of the Corporation’s 2005 Annual Report to Shareholders and is incorporated herein by reference.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
The information required by this Item is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 17 of the Corporation’s 2005 Annual Report to Shareholders and is incorporated herein by reference.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
The discussion of interest rate sensitivity included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” on page 15 of the Corporation’s 2005 Annual Report to Shareholders is incorporated herein by reference. In addition, the discussion of the Corporation’s contractual obligations, contingent liabilities and commitments, and off-balance sheet arrangements included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments” on pages 16 and 17 of the Corporation’s 2005 Annual Report to Shareholders, and in Financial Statement Footnote No. 13, captioned “Financial Instruments with Off-Balance Sheet Risk,” on pages 36 and 37 of the Corporation’s 2005 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data
The following information required by this Item is contained on pages 18 through 42 of the Corporation’s 2005 Annual Report to Shareholders and is incorporated herein by reference:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2005 and 2004
Consolidated Statements of Operations — Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows — Years ended December 31, 2005, 2004 and 2003
Summary of Significant Accounting Policies
Notes to Consolidated Financial Statements
ITEM 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
There were no changes in or disagreements with accountants during the years ended December 31, 2005 or 2004.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. With the participation of management, including our principal executive and principal financial officers, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive and principal financial officers have concluded that:
(a)	information required to be disclosed by the Corporation in this Annual Report on Form 10-K and the other reports which the Corporation files or submits under the Exchange Act would be accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure;

(b)	information required to be disclosed by the Corporation in this Annual Report on Form 10-K and the other reports which the Corporation files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c)	the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to the Corporation and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this Annual Report on Form 10-K, are being prepared.
Changes in Internal Control Over Financial Reporting. There were no significant changes during the quarter ended December 31, 2005 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None

PART III
ITEM 10. Directors and Executive Officers of the Registrant
The information required by this Item concerning Directors and Executive Officers of the Corporation is incorporated herein by reference from the section captioned “Election of Directors” and “Executive Officers” in the Corporation’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2006.
The information required by this Item concerning the Corporation’s Audit Committee and “audit committee financial expert” is incorporated herein by reference from the section captioned “Audit Committee” in the Corporation’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2006.
The information required by this Item concerning the Corporation’s procedures for the nomination of Directors is incorporated herein by reference from the section captioned “Nomination of Directors” in the Corporation’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2006.
The information required by this Item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2006.
On October 14, 2003, the Corporation adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that is applicable to all employees of the Corporation and the Bank, including the Corporation’s principal executive officer and principal financial and accounting officer. A copy of the Code of Ethics is included as Exhibit 14 to this Annual Report on Form 10-K.
ITEM 11. Executive Compensation
The information required by this Item concerning the compensation of the Corporation’s Executive Officers and Directors is incorporated herein by reference from the sections captioned “Compensation of Executive Officers and Directors” and “Compensation Committee Interlocks and Insider Participation” in the Corporation’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2006. Neither the Report of the Compensation Committee of the Board of Directors on Executive Compensation nor the Performance Graph included in the Corporation’s Definitive Proxy Statement for the Annual Meeting of shareholders to be held on May 9, 2006, shall be deemed to be incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
The information required by this Item concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Corporation’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2006.
EQUITY PLAN INFORMATION
The Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan was approved by the Corporation’s shareholders at the 2002 Annual Meeting. As of the date of this Annual Report on Form 10-K, no awards had been granted under the 2002 Stock Option and Incentive Plan.

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
ITEM 13. Certain Relationships and Related Transactions
The information required by this Item concerning related party transactions is incorporated herein by reference from the section captioned “Transactions Involving Management” in the Corporation’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2006.
ITEM 14. Principal Accountant Fees and Services
The information required by this Item concerning principal accountant fees and services is incorporated herein by reference from the section captioned “Information Concerning Independent Auditors” in the Corporation’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2006.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following financial statements are set forth on pages 18 through 42 of the Corporation’s 2005 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2005 and 2004
Consolidated Statements of Operations — Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows — Years ended December 31, 2005, 2004 and 2003
Summary of Significant Accounting Policies
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.
(a)(3) Exhibits
The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of Regulation S-K) in this filing:

Exhibit
Number	Description	Location
3(i)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3(ii)	Amended Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.1	Certificate of Registrant’s Common Stock	Incorporated herein by reference to Exhibit 3 to the Registrant’s Form 10 Registration Statement pursuant to Section 12(g) of the Securities Exchange Act of 1934

4.2	Articles Fourth, Fifth and Eighth of Registrant’s Articles of Incorporation	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

4.3	Amended Articles II, III, V, VII and VIII of Registrant’s Code of Regulations	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

Exhibit
Number	Description	Location
*10(i)	The Croghan Colonial Bank 401(k) Plan	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed May 19, 1998 (Reg. No. 333-53075)

*10(ii)	Executive Supplemental Retirement Plan Agreement	Incorporated herein by reference to Exhibit 10(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20159)

*10(iii)	Employment Contract, dated April 16, 2004, between The Croghan Colonial Bank and Steven C. Futrell	Incorporated herein by reference to Exhibit 10 to the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q (File No. 0-20159), and is incorporated herein by reference.

*10(iv)	Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-20159)

*10(v)	Executive Supplemental Death Benefit Agreement	Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

10(vi)	Part-Time Employment and Consulting Agreement, dated February 17, 2006, between Croghan Bancshares, Inc. and Allan E. Mehlow	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006 (File No. 0-20159)

13	2005 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Incorporation by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20159), and is incorporated herein by reference

21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Auditor	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Included with this filing

32.1	Section 1350 Certification – Principal Executive Officer	Included with this filing

Exhibit
Number	Description	Location
32.2	Section 1350 Certification – Principal Financial Officer	Included with this filing

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROGHAN BANCSHARES, INC.

Date: March 14, 2006	/s/ Steven C. Futrell

Steven C. Futrell, President/CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:

/s/ Michael D. Allen Sr.	/s/ Stephen A. Kemper

Michael D. Allen Sr., Director	Stephen A. Kemper, Director

/s/ James E. Bowlus	/s/ Daniel W. Lease

James E. Bowlus, Director	Daniel W. Lease, Director

/s/ Steven C. Futrell	/s/ Allan E. Mehlow

Steven C. Futrell, Director & President/CEO	Allan E. Mehlow, Director
[Principal Executive Officer]

/s/ John C. Hoffman	/s/ J. Terrence Wolfe

John C. Hoffman, Assistant Treasurer	J. Terrence Wolfe, Director
[Principal Financial and Accounting Officer]

/s/ Claire F. Johansen	/s/ Claude E. Young

Claire F. Johansen, Director	Claude E. Young, Director

/s/ John P. Keller	/s/ Gary L. Zimmerman

John P. Keller, Director	Gary L. Zimmerman, Director
Date: March 14, 2006

Exhibit
Number	Description	Location
3(i)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3(ii)	Amended Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.1	Certificate of Registrant’s Common Stock	Incorporated herein by reference to Exhibit 3 to the Registrant’s Form 10 Registration Statement pursuant to Section 12(g) of the Securities Exchange Act of 1934

4.2	Articles Fourth, Fifth and Eighth of Registrant’s Articles of Incorporation	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

4.3	Amended Articles II, III, V, VII and VIII of Registrant’s Code of Regulations	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

*10(i)	The Croghan Colonial Bank 401(k) Plan	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed May 19, 1998 (Reg. No. 333-53075)

*10(ii)	Executive Supplemental Retirement Plan Agreement	Incorporated herein by reference to Exhibit 10(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20159)

*10(iii)	Employment Contract, dated April 16, 2004, between The Croghan Colonial Bank and Steven C. Futrell	Incorporated herein by reference to Exhibit 10 to the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q (File No. 0-20159), and is incorporated herein by reference.

*10(iv)	Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-20159)

*10(v)	Executive Supplemental Death Benefit Agreement	Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

Exhibit
Number	Description	Location
10(vi)	Part-Time Employment and Consulting Agreement, dated February 17, 2006, between Croghan Bancshares, Inc. and Allan E. Mehlow	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006 (File No. 0-20159)

13	2005 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Incorporation by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20159), and is incorporated herein by reference

21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Auditor	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Included with this filing

32.1	Section 1350 Certification – Principal Executive Officer	Included with this filing

32.2	Section 1350 Certification – Principal Financial Officer	Included with this filing

*	Denotes management contract or compensatory plan or arrangement.