Form 10-Q
period 2006-03-31
CROGHAN BANCSHARES INC
filed 2006-04-21
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
0-20159

(Commission File Number)
CROGHAN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1073048

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

323 Croghan Street, Fremont, Ohio	43420

(Address of principal executive offices)	(Zip Code)
(419) 332-7301

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
1,828,328 common shares were outstanding as of April 21, 2006
This document contains 21 pages. The Exhibit Index is on page 17 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

		Page(s)
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3 - 7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15
	Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) CEO’s Certification	18
	Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Assistant Treasurer’s Certification	19
	Exhibit 32.1 — Section 1350 CEO’s Certification	20
	Exhibit 32.2 — Section 1350 Assistant Treasurer’s Certification	21

Signatures		16

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2006	2005
	(Dollars in thousands, except par value)
ASSETS

CASH AND CASH EQUIVALENTS	$10,860	$12,338

SECURITIES
Available-for-sale, at fair value	75,092	76,905
Held-to-maturity, at amortized cost, fair value of $1,031 in 2006 and $1,047 in 2005	1,021	1,024
Restricted stock	3,525	3,492

Total securities	79,638	81,421

LOANS	338,298	340,910
Less: Allowance for loan losses	3,537	3,624

Net loans	334,761	337,286

Premises and equipment, net	7,413	7,455
Cash surrender value of life insurance	9,623	9,543
Goodwill	10,430	10,430
Core deposit intangible asset, net	389	403
Accrued interest receivable	2,150	2,194
Other assets	1,085	829

TOTAL ASSETS	$456,349	$461,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$43,859	$50,730
Savings, NOW and Money Market deposits	147,218	150,365
Time	169,990	167,364

Total deposits	361,067	368,459

Federal funds purchased and securities sold under repurchase agreements	14,626	10,825
Borrowed funds	26,750	29,050
Dividends payable	548	535
Other liabilities	3,379	3,099

Total liabilities	406,370	411,968

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 3,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	161	154
Retained earnings	29,509	28,640
Accumulated other comprehensive loss	(516)	(287)
Treasury stock, 85,781 shares in 2006 and 69,883 shares in 2005, at cost	(3,101)	(2,502)

Total stockholders’ equity	49,979	49,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$456,349	$461,899

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31
	2006	2005
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$5,667	$5,470
Securities:
Obligations of U.S. Government agencies and corporations	538	385
Obligations of states and political subdivisions	234	223
Other	62	59
Federal funds sold	1	11

Total interest income	6,502	6,148

INTEREST EXPENSE
Deposits	1,697	1,348
Other borrowings	400	320

Total interest expense	2,097	1,668

Net interest income	4,405	4,480

PROVISION FOR LOAN LOSSES	35	90

Net interest income, after provision for loan losses	4,370	4,390

NON-INTEREST INCOME
Trust income	159	146
Service charges on deposit accounts	324	313
Loss on sale of securities	—	(42)
Other	220	240

Total non-interest income	703	657

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	1,804	1,711
Occupancy of premises	201	189
Amortization of core deposit intangible asset	14	15
Other operating	1,048	1,056

Total non-interest expenses	3,067	2,971

Income before federal income taxes	2,006	2,076

FEDERAL INCOME TAXES	588	606

NET INCOME	$1,418	$1,470

Net income per share, based on 1,835,234 shares in 2006 and 1,892,970 shares in 2005	$0.77	$0.78

Dividends declared, based on 1,828,328 shares in 2006 and 1,891,713 shares in 2005	$0.30	$0.29

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	March 31
	2006	2005
	(Dollars in thousands,
	except per share data)
BALANCE AT BEGINNING OF PERIOD	$49,931	$48,916

Comprehensive Income:
Net income	1,418	1,470
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	(229)	(565)

Total comprehensive income	1,189	905

Proceeds from issuance of treasury stock, 602 shares in 2006 and 564 shares in 2005	22	21

Purchase of treasury stock, 16,500 shares in 2006 and 2,624 in 2005	(615)	(96)

Cash dividends declared, $.30 per share in 2006 and $.29 per share in 2005	(548)	(549)

BALANCE AT END OF PERIOD	$49,979	$49,197

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31
	2006	2005
	(Dollars in thousands)
NET CASH FLOW FROM OPERATING ACTIVITIES	$1,856	$2,323

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of The Custar State Bank, net of $2,357 cash and cash equivalents acquired	—	(11,682)
Purchases of available-for-sale securities	—	(1,520)
Purchases of restricted stock	—	(305)
Proceeds from maturities of securities	1,421	2,200
Proceeds from sales of available-for-sale securities	—	6,717
Net decrease in loans	2,490	6,409
Additions to premises and equipment	(185)	(372)

Net cash from investing activities	3,726	1,447

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(7,392)	(60)
Net change in federal funds purchased and securities sold under repurchase agreements	3,801	(3,856)
Net change in borrowed funds	(2,300)	2,000
Proceeds from issuance of treasury shares	22	21
Cash dividends paid	(535)	(531)
Purchase of treasury stock	(615)	(96)
Payment of deferred compensation	(41)	(60)

Net cash from financing activities	(7,060)	(2,582)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,478)	1,188

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,338	11,587

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,860	$12,775

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$2,192	$1,591

Federal income taxes	$50	$184

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
March 31, 2006
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2005, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

The consolidated balance sheets include the assets and liabilities of The Custar State Bank (“Custar”) and the consolidated statements of operations, stockholders’ equity and cash flows include the operations of Custar from January 1, 2005 as discussed in Note 2.

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

The cash purchase price, including $145,000 of acquisition costs, totaled $14,039,000. The acquisition was financed with a $10,000,000 special dividend from the Bank and the proceeds of a $4,000,000 four-year term loan from a correspondent bank. Interest on the term loan is payable annually at .50 percent below prime rate (aggregating 7.25 percent at March 31, 2006), with principal due in full January 1, 2009. The transaction was accounted for as a purchase and, accordingly, the results of operations of Custar are included in the consolidated results of the Corporation since January 1, 2005.

The fair values of assets acquired and liabilities assumed totaled $50,536,000 and $41,275,000, respectively. Major assets acquired included securities of $16,504,000 and net loans of $30,794,000, and the major liability assumed was deposits of $40,821,000. The excess of the purchase price, including acquisition costs, over the fair value of the net assets acquired totaled $4,778,000. Of this amount, $461,000 was allocated to a core deposit intangible asset and $4,317,000 was allocated to goodwill.

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
ACQUISITION OF THE CUSTAR STATE BANK
On January 1, 2005, Croghan completed its acquisition of The Custar State Bank (“Custar”) in an all-cash transaction. The sole Custar banking center in Custar, Wood County, Ohio, is being operated as a branch office of The Croghan Colonial Bank. Under the terms of the agreement, Croghan paid $74.10 in cash for each outstanding share of Custar.
The acquisition was accounted for using the purchase method of accounting resulting in Custar’s assets and liabilities being recorded at their estimated fair values at the time of acquisition. The fair values of the assets acquired and liabilities assumed totaled $50,536,000 and $41,275,000, respectively, resulting in a net book value of $9,261,000.
The total purchase price amounted to $14,039,000, which is comprised of $13,894,000 paid directly to shareholders and $145,000 of acquisition costs. The excess of the purchase price over the fair value of the assets acquired net of liabilities assumed totaled $4,778,000. Of this amount, $461,000 was allocated to a core deposit intangible asset and $4,317,000 was allocated to goodwill. The core deposit intangible asset is being amortized on a straight-line basis over a period of eight years. The goodwill created in the Custar transaction was combined with the goodwill remaining from the 1996 purchase of Union Bancshares Corp. and the resulting total goodwill is tested for impairment each July 1.

PERFORMANCE SUMMARY
Assets at March 31, 2006 totaled $456,349,000 compared to $461,899,000 at 2005 year end. Total loans decreased to $338,298,000 at March 31, 2006 compared to $340,910,000 at 2005 year end. Total securities decreased to $79,638,000 from $81,421,000 at 2005 year end and total deposits decreased to $361,067,000 from $368,459,000 at 2005 year end.
Net income for the three-month period ended March 31, 2006 was $1,418,000 or $.77 per common share compared to $1,470,000 or $.78 per common share for the same period in 2005. The March 31, 2006 operating results were positively impacted by a decrease in the provision for loan losses and an increase in total non-interest income. Conversely, the first quarter operating results were negatively impacted by a decrease in net interest income and an increase in total non-interest expenses.
FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at March 31, 2006 to 2005 year end.
Total loans decreased $2,612,000 or 0.8 percent from year-end. This decrease is a direct result of moderately soft loan demand encountered throughout Croghan’s market areas, with declines noted in the commercial, residential real estate and consumer loan categories.
Total securities decreased $1,783,000 or 2.2 percent from year-end. There were no purchases or sales of securities during the quarter. Proceeds from maturities of securities were used for daily liquidity purposes to help offset the decrease in total deposits.
Total deposits decreased $7,392,000 or 2.0 percent from year-end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $10,018,000 or 5.0 percent and the time deposit category increased $2,626,000 or 1.6 percent. Competition for core deposits, especially those in the liquid deposit category, from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms) is very intense. Croghan continuously strives to strike a balance between its deposit needs for funding anticipated loan demand and the necessary deposit pricing structure to maintain interest margin.
Stockholders’ equity at March 31, 2006 increased to $49,979,000 or $27.34 book value per common share compared to $49,931,000 or $27.07 book value per common share at December 31, 2005. The balance in stockholders’ equity at March 31, 2006 included an accumulated other comprehensive loss consisting of net unrealized losses on securities classified as available-for-sale, net of related income taxes. At March 31, 2006, Croghan held $75,092,000 in available-for-sale securities with an unrealized loss of $516,000, net of income taxes. This compares to 2005 year-end holdings of $76,905,000 in available-for-sale securities with an unrealized loss of $287,000, net of income taxes.
Beginning in February, 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through August 1, 2006. Since the inception of the program, a total of 92,072 shares have been repurchased as treasury shares. The 85,781 remaining treasury shares held as of March 31, 2006 and 69,883 shares held as of December 31, 2005 are reported at their acquired cost.
Consistent with the Corporation’s quarterly dividend policy, a cash dividend of $.30 per share was declared on March 14, 2006, payable on April 28, 2006.

NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, decreased $75,000 (1.7 percent) for the three-month period ended March 31, 2006 as compared to the same period in 2005. The net interest yield (net interest income divided by average interest-earning assets) was 4.24 percent for the three-month period ended March 31, 2006 compared to 4.23 percent for the same period in 2005.
As the result of improving economic conditions, both market interest rates and managed interest rates have increased. Two managed interest rate increases, totaling 50 basis points, have been instituted by the Federal Reserve Open Market Committee since January 1, 2006. These managed interest rate increases have afforded just a very slight improvement in Croghan’s interest margin.
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
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
	(Dollars in thousands)
Provision for loan losses charged to expense	$35	$90
Net loan charge-offs	122	196
Annualized net loan charge-offs as a percent of average outstanding loans	.15%	.24%
The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$3,672	$3,872
Loans contractually past due 90 days or more and still accruing interest	772	561
Restructured loans	—	—
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	9,516	11,810

Total potential problem and non-performing loans	$13,960	$16,243

Allowance for loan losses	$3,537	$3,624
Allowance for loan losses as a percent of period-end loans	1.05%	1.06%

The provision for loan losses for the first three months of 2006 totaled $35,000 compared to $90,000 for the same period in 2005. Actual net loan charge-offs decreased to $122,000 for the first three months of 2006 compared to $196,000 during the same period in 2005. Total potential problem and non-performing loans, which are summarized in the preceding table, decreased $2,283,000 or 14.1 percent to $13,960,000 at March 31, 2006, compared to $16,243,000 at December 31, 2005. The positive trends at March 31, 2006 compared to December 31, 2005 included a $200,000 decrease in nonaccrual loans and a $2,294,000 decrease in potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured. The negative trend was a $211,000 increase in loans past due 90 days or more and still accruing interest.
Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the above-noted potential problem loans totaling $9,516,000 at March 31, 2006 are currently performing loans and a majority are collateralized by an interest in real property.
The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Potential problem loans not currently past due	$5,958	$8,206
Potential problem loans past due one day or more but less than 10 days	922	1,939
Potential problem loans past due 10 days or more but less than 30 days	1,159	605
Potential problem loans past due 30 days or more but less than 60 days	1,299	695
Potential problem loans past due 60 days or more but less than 90 days	178	365

Total potential problem loans	$9,516	$11,810

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Collateralized by an interest in real property	$7,550	$8,312
Collateralized by an interest in assets other than real property	1,961	3,491
Unsecured	5	7

Total potential problem loans	$9,516	$11,810

The above-noted asset quality trends will continue to be monitored throughout 2006 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management considers the allowance at March 31, 2006 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.
NON-INTEREST INCOME
Total non-interest income increased $46,000 or 7.0 percent for the three-month period ended March 31, 2006 compared to the same period in 2005. Included in non-interest income for the three-month period ended March 31, 2005 were losses from the sale of securities totaling $42,000. There were no securities gains or losses reported for the three-month period ended March 31, 2006. The 2005 losses were realized upon the sale of primarily callable U.S. Government Agency securities. Most of the funds generated from the sale of these securities was used to pay the cash consideration to Custar shareholders in the acquisition. All of the securities sold were from the available-for-sale portfolio.
NON-INTEREST EXPENSES
Total non-interest expenses increased $96,000 or 3.2 percent for the three-month period ended March 31, 2006 as compared to the same period in 2005. Salaries, wages and employee benefits increased $93,000 or 5.4 percent between comparable three-month periods. Occupancy of premises expense increased $12,000 or 6.3 percent between comparable three-month periods and other operating expenses decreased $8,000 between comparable periods.
FEDERAL INCOME TAX EXPENSE
Federal income tax expense decreased $18,000 or 3.0 percent between comparable three-month periods. This decrease is in relation to the decrease in income before federal income taxes of 3.4 percent for the three-month period. The Corporation’s effective tax rate for the three months ended March 31, 2006 was 29.3 percent compared to 29.2 percent for the same period in 2005.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $12,052,000 for the three-month period ended March 31, 2006. This compares to $6,702,000 for the three-month period ended March 31, 2005 and $8,083,000 for the twelve-month period ended December 31, 2005.
Borrowings from the Federal Home Loan Bank totaled $24,300,000 at March 31, 2006 as compared to $26,300,000 at December 31, 2005. As previously noted, Croghan obtained a $4,000,000 term loan in January 2005 from a correspondent bank with the loan proceeds used to facilitate the Custar purchase. While the loan only stipulates payments of annual interest with principal due in full by the loan’s maturity date of January 1, 2009, Croghan has made voluntary principal reductions of $1,550,000 through March 31, 2006, including $250,000 during the three-month period ended March 31, 2006, resulting in an outstanding balance of $2,450,000.
Capital expenditures for premises and equipment totaled $185,000 for the three-month period ended March 31, 2006 compared to $372,000 for the same period in 2005. The 2005 expenditures included $160,000 for property purchased in Clyde, Ohio. The Clyde property is adjacent to Croghan’s existing branch drive-in facility and is the planned site for a future banking center. The Bank has entered into a letter of intent which authorizes a local contractor to commence site drawings and other design work; however the Bank has not signed a contract for the construction of the facility.

Loan commitments, including letters of credit, as of March 31, 2006 totaled $78,368,000 compared to $72,815,000 at December 31, 2005. Many of these commitments are expected to expire without being drawn upon. Therefore, the total of these commitments does not necessarily represent future cash requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the December 31, 2005 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF CONTROLS AND PROCEDURES
With the participation of our management, including our chief executive officer and assistant treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and assistant treasurer have concluded that:
(a)	information required to be disclosed by Croghan in this Quarterly Report on Form 10-Q and the other reports which Croghan files or submits under the Exchange Act would be accumulated and communicated to Croghan’s management, including its chief executive officer and assistant treasurer, as appropriate, to allow timely decisions regarding required disclosure;
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS — None
ITEM 1A. RISK FACTORS
There have been no material changes in the discussion pertaining to risk factors that was provided in the December 31, 2005 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	None

(c)	The table below includes certain information regarding Croghan’s purchase of Croghan common shares during the quarterly period ended March 31, 2006:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)
01/01/06 through 01/31/06	None	None	None	Expired

02/01/06 through 02/28/06	16,500	$37.27	16,500	75,713

03/01/06 through 03/31/06	None	None	None	75,713

(1)	All share purchases were part of publicly announced plans and all were open-market transactions.

(2)	A stock buy-back program commencing on August 1, 2005 and ending on February 1, 2006 was announced on July 15, 2005 in which up to 94,059 shares could be repurchased. A stock buy-back program commencing February 1, 2006 and ending on August 1, 2006 was announced on January 18, 2006 in which up to 92,213 shares could be repurchased (with 11,500 shares purchased on February 8, 2006 and 5,000 shares purchased on February 14, 2006).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None
ITEM 5. OTHER INFORMATION — None
ITEM 6. EXHIBITS
EXHIBIT 31.1 — Rule 13a-14(a)/15d-14(a) CEO’s Certification
EXHIBIT 31.2 — Rule 13a-14(a)/15d-14(a) Assistant Treasurer’s Certification
EXHIBIT 32.1 — Section 1350 CEO’s Certification
EXHIBIT 32.2 — Section 1350 Assistant Treasurer’s Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CROGHAN BANCSHARES, INC.

Registrant

Date: April 21, 2006	/s/ Steven C. Futrell
Steven C. Futrell, President & CEO

Date: April 21, 2006	/s/ John C. Hoffman
John C. Hoffman, Assistant Treasurer

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Assistant Treasurer’s Certification	Filed herewith

32.1	Section 1350 CEO’s Certification	Filed herewith

32.2	Section 1350 Assistant Treasurer’s Certification	Filed herewith