Form 10-Q
period 2006-06-30
CROGHAN BANCSHARES INC
filed 2006-07-21
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
0-20159

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
1,814,475 common shares were outstanding as of July 21, 2006
This document contains 22 pages. The Exhibit Index is on page 18 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

		Page(s)
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3 – 8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 – 14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
	Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Principal Executive Officer’s Certification	19
	Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Principal Financial Officer’s Certification	20
	Exhibit 32.1 – Section 1350 Principal Executive Officer’s Certification	21
	Exhibit 32.2 – Section 1350 Principal Financial Officer’s Certification	22

Signatures		17

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	June 30 2006	December 31 2005
	(Dollars in thousands, except par value)
ASSETS

CASH AND CASH EQUIVALENTS	$12,959	$12,338

SECURITIES
Available-for-sale, at fair value	65,138	76,905
Held-to-maturity, at amortized cost, fair value of $1,020 in 2006 and $1,047 in 2005	1,018	1,024
Restricted stock	3,558	3,492

Total securities	69,714	81,421

LOANS	343,226	340,910
Less: Allowance for loan losses	3,483	3,624

Net loans	339,743	337,286

Premises and equipment, net	7,322	7,455
Cash surrender value of life insurance	9,705	9,543
Goodwill	10,430	10,430
Core deposit intangible asset, net	374	403
Accrued interest receivable	2,096	2,194
Other assets	1,061	829

TOTAL ASSETS	$453,404	$461,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$44,235	$50,730
Savings, NOW and Money Market deposits	150,240	150,365
Time	169,170	167,364

Total deposits	363,645	368,459

Federal funds purchased and securities sold under repurchase agreements	9,970	10,825
Borrowed funds	26,300	29,050
Dividends payable	544	535
Other liabilities	2,797	3,099

Total liabilities	403,256	411,968

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares in 2006 and 3,000,000 in 2005; issued 1,914,109 shares	23,926	23,926
Surplus	164	154
Retained earnings	30,401	28,640
Accumulated other comprehensive loss	(720)	(287)
Treasury stock, 99,634 shares in 2006 and 69,883 shares in 2005, at cost	(3,623)	(2,502)

Total stockholders’ equity	50,148	49,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,404	$461,899

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	June 30
	2006	2005
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$5,910	$5,553
Securities:
Obligations of U.S. Government agencies and corporations	457	385
Obligations of states and political subdivisions	229	231
Other	62	65
Federal funds sold	12	41

Total interest income	6,670	6,275

INTEREST EXPENSE
Deposits	1,921	1,460
Other borrowings	380	325

Total interest expense	2,301	1,785

Net interest income	4,369	4,490

PROVISION FOR LOAN LOSSES	15	—

Net interest income, after provision for loan losses	4,354	4,490

NON-INTEREST INCOME
Trust income	176	145
Service charges on deposit accounts	352	347
Gain (loss) on sale of securities	1	(19)
Other	229	231

Total non-interest income	758	704

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	1,731	1,703
Occupancy of premises	185	177
Amortization of core deposit intangible asset	15	14
Other operating	1,139	1,152

Total non-interest expenses	3,070	3,046

Income before federal income taxes	2,042	2,148

FEDERAL INCOME TAXES	605	627

NET INCOME	$1,437	$1,521

Net income per share, based on 1,820,835 shares in 2006 and 1,886,017 shares in 2005	$0.79	$0.81

Dividends declared, based on 1,814,475 shares in 2006 and 1,881,199 shares in 2005	$0.30	$0.29

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Six months ended
	June 30
	2006	2005
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$11,577	$11,023
Securities:
Obligations of U.S. Government agencies and corporations	995	770
Obligations of states and political subdivisions	463	454
Other	124	124
Federal funds sold	13	52

Total interest income	13,172	12,423

INTEREST EXPENSE
Deposits	3,618	2,808
Other borrowings	780	645

Total interest expense	4,398	3,453

Net interest income	8,774	8,970

PROVISION FOR LOAN LOSSES	50	90

Net interest income, after provision for loan losses	8,724	8,880

NON-INTEREST INCOME
Trust income	335	291
Service charges on deposit accounts	676	660
Gain (loss) on sale of securities	1	(61)
Other	449	471

Total non-interest income	1,461	1,361

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	3,535	3,414
Occupancy of premises	386	366
Amortization of core deposit intangible asset	29	29
Other operating	2,187	2,208

Total non-interest expenses	6,137	6,017

Income before federal income taxes	4,048	4,224

FEDERAL INCOME TAXES	1,193	1,233

NET INCOME	$2,855	$2,991

Net income per share, based on 1,827,995 shares in 2006 and 1,889,474 shares in 2005	$1.56	$1.58

Dividends declared per share	$0.60	$0.58

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	June 30
	2006	2005
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$49,979	$49,197

Comprehensive Income:
Net income	1,437	1,521
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	(204)	471

Total comprehensive income	1,233	1,992

Proceeds from issuance of treasury stock, 275 shares in 2006 and 334 shares in 2005	10	12

Purchase of treasury stock, 14,128 shares in 2006 and 10,848 shares in 2005	(530)	(395)

Cash dividends declared, $.30 per share in 2006 and $.29 per share in 2005	(544)	(546)

BALANCE AT END OF PERIOD	$50,148	$50,260

	Six months ended
	June 30
	2006	2005
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$49,931	$48,916

Comprehensive Income:
Net income	2,855	2,991
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	(433)	(94)

Total comprehensive income	2,422	2,897

Proceeds from issuance of treasury stock, 877 shares in 2006 and 898 shares in 2005	32	33

Purchase of treasury stock, 30,628 shares in 2006 and 13,472 shares in 2005	(1,145)	(491)

Cash dividends declared, $.60 per share in 2006 and $.58 per share in 2005	(1,092)	(1,095)

BALANCE AT END OF PERIOD	$50,148	$50,260

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30
	2006	2005
	(Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES	$3,124	$3,788

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of The Custar State Bank, net of $2,357 cash and cash equivalents acquired	—	(11,682)
Purchases of available-for-sale securities	(4,971)	(9,060)
Purchases of restricted stock	—	(305)
Proceeds from maturities of securities	14,657	4,720
Proceeds from sales of available-for-sale securities	1,326	10,209
Net decrease (increase) in loans	(2,507)	10,387
Additions to premises and equipment	(320)	(564)

Net cash from investing activities	8,185	3,705

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(4,814)	(2,262)
Net change in federal funds purchased and securities sold under repurchase agreements	(855)	(1,804)
Net change in borrowed funds	(2,750)	(1,150)
Proceeds from issuance of treasury shares	32	33
Cash dividends paid	(1,083)	(1,079)
Purchase of treasury stock	(1,145)	(491)
Payment of deferred compensation	(73)	(60)

Net cash from financing activities	(10,688)	(6,813)

NET CHANGE IN CASH AND CASH EQUIVALENTS	621	680

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,338	11,587

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,959	$12,267

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$4,323	$3,335

Federal income taxes	$980	$1,114

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
June 30, 2006
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2005, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full year.
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
The cash purchase price, including $145,000 of acquisition costs, totaled $14,039,000. The acquisition was financed with a $10,000,000 special dividend from the Bank and the proceeds of a $4,000,000 four-year term loan from a correspondent bank. Interest on the term loan is payable annually at .50 percent below prime rate (aggregating 7.75 percent at June 30, 2006), with principal due in full January 1, 2009. The transaction was accounted for as a purchase and, accordingly, the results of operations of Custar are included in the consolidated results of the Corporation since January 1, 2005.
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

PERFORMANCE SUMMARY
Assets at June 30, 2006 totaled $453,404,000 compared to $461,899,000 at 2005 year end. Total loans increased to $343,226,000 at June 30, 2006 compared to $340,910,000 at 2005 year end, total securities decreased to $69,714,000 from $81,421,000 at 2005 year end, and total deposits decreased to $363,645,000 from $368,459,000 at 2005 year end.
Net income for the three-month period ended June 30, 2006 was $1,437,000 or $.79 per common share compared to $1,521,000 or $.81 per common share for the same period in 2005. Net income for the six-month period ended June 30, 2006 was $2,855,000 or $1.56 per common share compared to $2,991,000 or $1.58 per common share for the same period in 2005. The June 30, 2006 quarterly and year-to-date operating results were positively impacted by an increase in total non-interest income. Conversely, the quarterly and year-to-date operating results were negatively impacted by a decrease in net interest income and an increase in total non-interest expenses.
FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at June 30, 2006 to 2005 year end.
Total loans increased $2,316,000 or 0.7 percent from year-end. This increase resulted from improved demand for non-residential real estate loans that was encountered throughout Croghan’s market areas during the second quarter of 2006.
Total securities decreased $11,707,000 or 14.4 percent from year-end. This total included two securities sales during 2006. Proceeds from maturities and sales were used for daily liquidity purposes to offset the decline in total deposits, reduce term debt, and fund moderate loan growth.
Total deposits decreased $4,814,000 or 1.3 percent from year-end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $6,620,000 or 3.3 percent and the time deposit category increased $1,806,000 or 1.1 percent. Competition for core deposits, especially those in the liquid deposit category, from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms) is very intense. Croghan continuously strives to maintain a balance between its deposit needs for funding anticipated loan demand and the necessary deposit pricing structure to maintain interest margin.
Stockholders’ equity at June 30, 2006 increased to $50,148,000 or $27.64 book value per common share compared to $49,931,000 or $27.07 book value per common share at December 31, 2005. The balance in stockholders’ equity at June 30, 2006 included an accumulated other comprehensive loss consisting of net unrealized losses on securities classified as available-for-sale, net of related income taxes. At June 30, 2006, Croghan held $65,138,000 in available-for-sale securities with an unrealized loss of $720,000, net of income taxes. This compares to 2005 year-end holdings of $76,905,000 in available-for-sale securities with an unrealized loss of $287,000, net of income taxes.
Beginning in February, 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through February 1, 2007. Since the inception of the program, a total of 106,200 shares have been repurchased as treasury shares. The 99,634 treasury shares held as of June 30, 2006 and 69,883 shares held as of December 31, 2005 are reported at their acquired cost.
Consistent with the Corporation’s quarterly dividend policy, a cash dividend of $.30 per share was declared on June 13, 2006, payable on July 31, 2006.

NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, decreased $121,000 (2.7 percent) for the three-month period ended June 30, 2006 as compared to the same period in 2005. Net interest income decreased $196,000 (2.2 percent) for the six-month period ended June 30, 2006 as compared to the same period in 2005. The net interest yield (net interest income divided by average interest-earning assets) was 4.23 percent for the three-month period ended June 30, 2006 compared to 4.27 percent for the same period in 2005. Net interest yield was 4.24 percent for the six-month period ended June 30, 2006 compared to 4.25 percent for the same period in 2005.
As the result of improving economic conditions, both market interest rates and managed interest rates have increased. Four managed interest rate increases, totaling 100 basis points, have been instituted by the Federal Reserve Open Market Committee since January 1, 2006. Although these managed interest rate increases did afford a very slight improvement in Croghan’s interest margin during the first quarter of 2006, the recent flat treasury-yield curve has erased any earlier gains and created a very difficult environment for improving net interest margin and net interest income.
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
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Provision for loan losses charged to expense	$50	$90
Net loan charge-offs	191	355
Annualized net loan charge-offs as a percent of average outstanding loans	.11%	.20%
The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$3,461	$3,872
Loans contractually past due 90 days or more and still accruing interest	468	561
Restructured loans	—	—
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	7,640	11,810

Total potential problem and non-performing loans	$11,569	$16,243

Allowance for loan losses	$3,483	$3,624
Allowance for loan losses as a percent of period-end loans	1.01%	1.06%
The provision for loan losses for the first six months of 2006 totaled $50,000 compared to $90,000 for the same period in 2005. Actual net loan charge-offs decreased to $191,000 for the first six months of 2006 compared to $355,000 during the same period in 2005. Total potential problem and non-performing loans, which are summarized in the preceding table, decreased $4,674,000 or 28.8 percent to $11,569,000 at June 30, 2006, compared to $16,243,000 at December 31, 2005. Each of the components of potential problem and non-performing loans were favorable at June 30, 2006 as compared to December 31, 2005, and included a $411,000 decrease in nonaccrual loans, a $93,000 decrease in loans past due 90 days or more and still accruing interest, and a $4,170,000 decrease in potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured.
Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the above-noted potential problem loans totaling $7,640,000 at June 30, 2006 are currently performing loans and a majority are collateralized by an interest in real property.
The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Potential problem loans not currently past due	$4,465	$8,206
Potential problem loans past due one day or more but less than 10 days	791	1,939
Potential problem loans past due 10 days or more but less than 30 days	677	605
Potential problem loans past due 30 days or more but less than 60 days	471	695
Potential problem loans past due 60 days or more but less than 90 days	1,236	365

Total potential problem loans	$7,640	$11,810

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Collateralized by an interest in real property	$5,855	$8,312
Collateralized by an interest in assets other than real property	1,764	3,491
Unsecured	21	7

Total potential problem loans	$7,640	$11,810

The above-noted asset quality trends will continue to be monitored throughout 2006 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management considers the allowance at June 30, 2006 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.
NON-INTEREST INCOME
Total non-interest income increased $54,000 or 7.7 percent for the three-month period ended June 30, 2006 compared to the same period in 2005, and increased $100,000 or 7.3 percent for the six-month period ended June 30, 2006 compared to the same period in 2005. Included in non-interest income for the quarterly and six-month periods ended June 30, 2006 were gains from the sale of securities totaling $1,000. This compares to $19,000 in securities losses reported for the quarter ended June 30, 2005 and $61,000 in losses for the six-month period ended June 30, 2005. The 2005 losses were realized upon the sale of primarily callable U.S. Government Agency securities. Most of the funds generated from the sale of these securities was used to pay the cash consideration to Custar shareholders in the acquisition. All of the securities sold during 2006 and 2005 were from the available-for-sale portfolio.
NON-INTEREST EXPENSES
Total non-interest expenses increased $24,000 or 0.8 percent for the three-month period ended June 30, 2006 as compared to the same period in 2005, and increased $120,000 or 2.0 percent for the six-month period ended June 30, 2006 as compared to the same period in 2005. Salaries, wages and employee benefits increased $28,000 or 1.6 percent between comparable three-month periods and increased $121,000 or 3.5 percent between comparable six-month periods. Occupancy of premises expense increased $8,000 or 4.5 percent between comparable three-month periods and increased $20,000 or 5.5 percent between comparable six-month periods. Other operating expenses decreased $13,000 or 1.1 percent between comparable three-month periods and decreased $21,000 or 1.0 percent between comparable six-month periods.
FEDERAL INCOME TAX EXPENSE
Federal income tax expense decreased $22,000 or 3.5 percent between comparable three-month periods and $40,000 or 3.2 percent between comparable six-month periods. These decreases are in relation to the decrease in income before taxes of 4.9 percent and 4.2 percent for the quarterly and six-month periods, respectively. The Corporation’s effective tax rate for the six months ended June 30, 2006 was 29.5 percent compared to 29.2 percent for the same period in 2005.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $10,424,000 for the six-month period ended June 30, 2006. This compares to $7,229,000 for the six-month period ended June 30, 2005 and $8,083,000 for the twelve-month period ended December 31, 2005.
Borrowings from the Federal Home Loan Bank totaled $24,300,000 at June 30, 2006 as compared to $26,300,000 at December 31, 2005. As previously noted, Croghan obtained a $4,000,000 term loan in January 2005 from a correspondent bank with the loan proceeds used to facilitate the Custar purchase. While the loan only stipulates annual payments of interest with principal due in full by the loan’s maturity date of January 1, 2009, Croghan has made voluntary principal reductions of $2,000,000 through June 30, 2006, including $750,000 during the six-month period ended June 30,

2006, resulting in an outstanding term loan balance at June 30, 2006 of $2,000,000.
Capital expenditures for premises and equipment totaled $320,000 for the six-month period ended June 30, 2006 compared to $564,000 for the same period in 2005. The 2005 expenditures included $160,000 for property purchased in Clyde, Ohio as the site for a new banking center. The Bank has signed contracts for the construction of a new Clyde Banking Center and renovation of the Main Office. Commitments under these contracts aggregate $974,000. Demolition of unneeded structures located on the new Clyde Banking Center building site occurred during June 2006.
Loan commitments, including letters of credit, as of June 30, 2006 totaled $74,157,000 compared to $72,815,000 at December 31, 2005. Many of these commitments are expected to expire without being drawn upon. Therefore, the total of these commitments does not necessarily represent future cash requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the December 31, 2005 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF CONTROLS AND PROCEDURES
With the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that:
(a)	information required to be disclosed by Croghan in this Quarterly Report on Form 10-Q and the other reports which Croghan files or submits under the Exchange Act would be accumulated and communicated to Croghan’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure;

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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS — None
ITEM 1A. RISK FACTORS
There have been no material changes in the discussion pertaining to risk factors that was provided in the December 31, 2005 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	None

(c)	The table below includes certain information regarding Croghan’s purchase of Croghan common shares during the quarterly period ended June 30, 2006:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)

04/01/06
through	None	None	None	75,713
04/30/06

05/01/06
through	14,128	$37.46	14,128	61,585
05/31/06

06/01/06
through	None	None	None	61,585
06/30/06
(1)	All share purchases were part of publicly announced plans and all were open-market transactions.

(2)	A stock buy-back program commencing on February 1, 2006 and ending on August 1, 2006 was announced on January 18, 2006 in which up to 92,213 shares could be repurchased (with 11,500 shares purchased on February 8, 2006; 5,000 shares purchased on February 14, 2006; 3,500 shares purchased on May 8, 2006; 4,165 shares purchased on May 10, 2006; 3,600 shares purchased on May 16, 2006; 2,200 shares purchased on May 19, 2006; and 663 shares purchased on May 23, 2006). A stock buy-back program commencing August 1, 2006 and ending on February 1, 2007 was announced on July 18, 2006 in which up to 90,726 shares may be repurchased.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of shareholders of Croghan Bancshares, Inc. was held on May 9, 2006.

(b)	Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The following directors were elected for terms expiring in 2009: Michael D. Allen, Sr., Claire F. Johansen, Stephen A. Kemper, and Claude E. Young. The following Directors also remain in office with terms expiring in 2007 and 2008: James E. Bowlus, Steven C. Futrell, John P. Keller, Daniel W. Lease, Allan E. Mehlow, J. Terrence Wolfe, and Gary L. Zimmerman.

(c)	Matters voted upon at the annual meeting of shareholders:
(1)	Election of Directors

Nominee	For	Withheld
Michael D. Allen, Sr.	1,469,361	18,925
Nathan G. Danziger	13,921	0
Claire F. Johansen	1,445,511	42,775
Stephen A. Kemper	1,463,429	24,857
Claude E. Young	1,441,810	46,476
(2)	Proposal to amend the Articles of Incorporation to increase the number of common shares, par value $12.50 per share, from 3,000,000 to 6,000,000 (passed)

For	Against	Abstain
1,366,322	104,354	31,540
(3)	Shareholder proposal urging the Board of Directors to take the steps necessary to declassify the Board (defeated)

For	Against	Abstain
132,293	1,093,387	30,457
(4)	Shareholder proposal urging the Board of Directors to adopt a policy to elect an independent Chairman of the Board (defeated)

For	Against	Abstain
128,609	1,104,095	23,523
(5)	Shareholder proposal urging the Board of Directors to establish a performance-based senior executive compensation system (defeated)

For	Against	Abstain
148,899	1,072,429	35,035
ITEM 5. OTHER INFORMATION — None
ITEM 6. EXHIBITS
EXHIBIT 31.1 – Rule 13a-14(a)/15d-14(a) Principal Executive Officer’s Certification
EXHIBIT 31.2 – Rule 13a-14(a)/15d-14(a) Principal Financial Officer’s Certification
EXHIBIT 32.1 – Section 1350 Principal Executive Officer’s Certification
EXHIBIT 32.2 – Section 1350 Principal Financial Officer’s Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CROGHAN BANCSHARES, INC.

Registrant

Date: July 21, 2006	/s/ Thomas J. Elder

Thomas J. Elder, Vice President (Principal Executive Officer)

Date: July 21, 2006	/s/ Kendall W. Rieman

Kendall W. Rieman, Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer’s Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Principal Financial Officer’s Certification	Filed herewith

32.1	Section 1350 Principal Executive Officer’s Certification	Filed herewith

32.2	Section 1350 Principal Financial Officer’s Certification	Filed herewith