Form 10-Q
period 2006-09-30
CROGHAN BANCSHARES INC
filed 2006-10-26
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
0-20159

(Commission File Number)
CROGHAN BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1073048

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

323 Croghan Street, Fremont, Ohio	43420

(Address of principal executive offices)	(Zip Code)
(419) 332-7301

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☐       Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     1,799,313 common shares, par value $12.50 per share, were outstanding as of October 26, 2006.
This document contains 22 pages. The Exhibit Index is on page 18 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	September 30	December 31
	2006	2005
	(Dollars in thousands, except par value)
ASSETS

CASH AND CASH EQUIVALENTS	$11,378	$12,338

SECURITIES
Available-for-sale, at fair value	58,858	76,905
Held-to-maturity, at amortized cost, fair value of $1,031 in 2006 and $1,047 in 2005	1,014	1,024
Restricted stock	3,593	3,492

Total securities	63,465	81,421

LOANS	343,361	340,910
Less: Allowance for loan losses	3,631	3,624

Net loans	339,730	337,286

Premises and equipment, net	7,572	7,455
Cash surrender value of life insurance	9,786	9,543
Goodwill	10,430	10,430
Core deposit intangible asset, net	360	403
Accrued interest receivable	2,293	2,194
Other assets	685	829

TOTAL ASSETS	$445,699	$461,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$43,963	$50,730
Savings, NOW and Money Market deposits	153,069	150,365
Time	169,430	167,364

Total deposits	366,462	368,459

Federal funds purchased and securities sold under repurchase agreements	6,850	10,825
Borrowed funds	17,800	29,050
Dividends payable	540	535
Other liabilities	3,183	3,099

Total liabilities	394,835	411,968

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares in 2006 and 3,000,000 in 2005; issued 1,914,109 shares	23,926	23,926
Surplus	168	154
Retained earnings	31,146	28,640
Accumulated other comprehensive loss	(177)	(287)
Treasury stock, 114,796 shares in 2006 and 69,883 shares in 2005, at cost	(4,199)	(2,502)

Total stockholders’ equity	50,864	49,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$445,699	$461,899

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	September 30
	2006	2005
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$6,093	$5,691
Securities:
Obligations of U.S. Government agencies and corporations	378	394
Obligations of states and political subdivisions	222	234
Other	63	58
Federal funds sold	37	27

Total interest income	6,793	6,404

INTEREST EXPENSE
Deposits	2,243	1,528
Other borrowings	287	320

Total interest expense	2,530	1,848

Net interest income	4,263	4,556

PROVISION FOR LOAN LOSSES	230	360

Net interest income, after provision for loan losses	4,033	4,196

NON-INTEREST INCOME
Trust income	198	147
Service charges on deposit accounts	364	354
Loss on sale of securities	—	(8)
Other	224	224

Total non-interest income	786	717

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	1,610	1,729
Occupancy of premises	193	204
Amortization of core deposit intangible asset	14	14
Other operating	1,189	1,102

Total non-interest expenses	3,006	3,049

Income before federal income taxes	1,813	1,864

FEDERAL INCOME TAXES	529	530

NET INCOME	$1,284	$1,334

Net income per share, based on 1,806,207 shares in 2006 and 1,874,630 shares in 2005	$0.71	$0.71

Dividends declared, based on 1,799,313 shares in 2006 and 1,871,873 shares in 2005	$0.30	$0.29

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Nine months ended
	September 30
	2006	2005
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$17,670	$16,714
Securities:
Obligations of U.S. Government agencies and corporations	1,373	1,164
Obligations of states and political subdivisions	685	688
Other	187	182
Federal funds sold	50	79

Total interest income	19,965	18,827

INTEREST EXPENSE
Deposits	5,861	4,336
Other borrowings	1,067	965

Total interest expense	6,928	5,301

Net interest income	13,037	13,526

PROVISION FOR LOAN LOSSES	280	450

Net interest income, after provision for loan losses	12,757	13,076

NON-INTEREST INCOME
Trust income	533	438
Service charges on deposit accounts	1,040	1,014
Gain (loss) on sale of securities	1	(69)
Other	673	695

Total non-interest income	2,247	2,078

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	5,145	5,143
Occupancy of premises	579	570
Amortization of core deposit intangible asset	43	43
Other operating	3,376	3,310

Total non-interest expenses	9,143	9,066

Income before federal income taxes	5,861	6,088

FEDERAL INCOME TAXES	1,722	1,763

NET INCOME	$4,139	$4,325

Net income per share, based on 1,820,653 shares in 2006 and 1,884,472 shares in 2005	$2.27	$2.30

Dividends declared per share	$0.90	$0.87

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	September 30
	2006	2005
	(Dollars in thousands,
	except per share data)
BALANCE AT BEGINNING OF PERIOD	$50,148	$50,260

Comprehensive Income:
Net income	1,284	1,334
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	543	(395)

Total comprehensive income	1,827	939

Proceeds from issuance of treasury shares, 340 shares in 2006 and 674 shares in 2005	13	25

Purchase of 15,502 treasury shares in 2006 and 10,000 shares in 2005	(584)	(386)

Cash dividends declared, $.30 per share in 2006 and $.29 per share in 2005	(540)	(543)

BALANCE AT END OF PERIOD	$50,864	$50,295

	Nine months ended
	September 30
	2006	2005
	(Dollars in thousands,
	except per share data)
BALANCE AT BEGINNING OF PERIOD	$49,931	$48,916

Comprehensive Income:
Net income	4,139	4,325
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	110	(490)

Total comprehensive income	4,249	3,835

Proceeds from issuance of treasury shares, 1,217 shares in 2006 and 1,572 shares in 2005	45	57

Purchase of treasury shares, 46,130 shares in 2006 and 23,472 shares in 2005	(1,729)	(877)

Cash dividends declared, $.90 per share in 2006 and $.87 per share in 2005	(1,632)	(1,636)

BALANCE AT END OF PERIOD	$50,864	$50,295

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30
	2006	2005
	(Dollars in thousands)
NET CASH FLOW FROM OPERATING ACTIVITIES	$5,129	$5,894

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of The Custar State Bank, net of $2,357 cash and cash equivalents acquired	—	(11,682)
Purchases of available-for-sale securities	(4,970)	(11,507)
Purchases of restricted stock	—	(305)
Proceeds from maturities of securities	21,683	7,099
Proceeds from sales of available-for-sale securities	1,326	11,702
Net decrease (increase) in loans	(2,724)	12,028
Additions to premises and equipment	(798)	(676)

Net cash from investing activities	14,517	6,659

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(1,997)	(2,890)
Net change in federal funds purchased and securities sold under repurchase agreements	(3,975)	(1,312)
Net change in borrowed funds	(11,250)	2,100
Proceeds from issuance of treasury shares	45	57
Cash dividends paid	(1,627)	(1,623)
Purchase of treasury stock	(1,729)	(877)
Payment of deferred compensation	(73)	(60)

Net cash from financing activities	(20,606)	(4,605)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(960)	7,948

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,338	11,587

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,378	$19,535

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$6,511	$5,108

Federal income taxes	$1,645	$1,784

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
September 30, 2006
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2005, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results for the full year.
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
The cash purchase price, including $145,000 of acquisition costs, totaled $14,039,000. The acquisition was financed with a $10,000,000 special dividend from the Bank and the proceeds of a $4,000,000 four-year term loan from a correspondent bank. Interest on the term loan is payable annually at .50 percent below prime rate (aggregating 7.75 percent at September 30, 2006), with principal due in full January 1, 2009. The transaction was accounted for as a purchase and, accordingly, the results of operations of Custar are included in the consolidated results of the Corporation since January 1, 2005.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Where appropriate, the following discussion relating to Croghan Bancshares, Inc. (“Croghan” or the “Corporation”) contains the insights of management into known events and trends that have or may be expected to have a material effect on Croghan’s operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties. When used herein, the terms “anticipates”, “believes”, “plans”, “intends”, “expects”, “estimates”, “projects”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation’s actual results may differ materially from those expressed or implied in such forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in regional and/or national economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation’s market area, and competitive conditions in the financial services industry. Additional information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements is available in the Corporation’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, including the disclosure in “Item 1A. Risk Factors” of Part I of Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
The Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except to the extent required by law.
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

PERFORMANCE SUMMARY
Assets at September 30, 2006 totaled $445,699,000 compared to $461,899,000 at 2005 year end. Total loans increased to $343,361,000 at September 30, 2006 compared to $340,910,000 at 2005 year end, total securities decreased to $63,465,000 from $81,421,000 at 2005 year end, and total deposits decreased to $366,462,000 from $368,459,000 at 2005 year end.
Net income for the three-month period ended September 30, 2006 was $1,284,000 or $.71 per common share, compared to $1,334,000 or $.71 per common share for the same period in 2005. Net income for the nine-month period ended September 30, 2006 was $4,139,000 or $2.27 per common share, compared to $4,325,000 or $2.30 per common share for the same period in 2005. The September 30, 2006 quarterly and year-to-date operating results were positively impacted by an increase in total non-interest income. Conversely, the quarterly and year-to-date operating results were negatively impacted by a decrease in net interest income. The decrease in net interest income is the result of interest expense on deposits increasing more than interest income on assets over both quarterly and year-to-date periods. For the three-month period ended September 30, 2006 net income was positively impacted by decreases in the provision for loan losses and non-interest expenses.
FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at September 30, 2006 to 2005 year end.
Total loans increased $2,451,000 or 0.7 percent from year-end. The increase in loans resulted from improved demand for non-residential real estate loans despite very soft demand in residential real estate and consumer loans.
Total securities decreased $17,956,000 or 22.1 percent from year-end. This total included two securities sales during 2006. Proceeds from maturities and sales were used for daily liquidity purposes to offset the decline in total deposits, reduce term debt, and fund moderate loan growth.
Total deposits decreased $1,997,000 or 0.5 percent from year-end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $4,063,000 or 2.0 percent while the time deposit category increased $2,066,000 or 1.2 percent. Competition for core deposits, especially those in the liquid deposit category, from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms) continues to be very intense. Croghan continuously strives to maintain a balance between its deposit needs for funding anticipated loan demand and the necessary deposit pricing structure to maintain interest margin.
Stockholders’ equity at September 30, 2006 increased to $50,864,000 or $28.27 book value per common share compared to $49,931,000 or $27.07 book value per common share at December 31, 2005. The balance in stockholders’ equity at September 30, 2006 included an accumulated other comprehensive loss consisting of net unrealized losses on securities classified as available-for-sale, net of related income taxes. At September 30, 2006, Croghan held $58,858,000 in available-for-sale securities with an unrealized loss of $177,000, net of income taxes. This compares to 2005 year-end holdings of $76,905,000 in available-for-sale securities with an unrealized loss of $287,000, net of income taxes.
Beginning in February, 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through February 1, 2007. Since the inception of the program, a total of 121,702 shares have been repurchased as treasury shares. The 114,796 treasury shares held as of

September 30, 2006 and 69,883 shares held as of December 31, 2005 are reported at their acquired cost.
Consistent with the Corporation’s quarterly dividend policy, a cash dividend of $.30 per share was declared on September 12, 2006, payable on October 31, 2006.
NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, decreased $293,000 or 6.4 percent for the three-month period ended September 30, 2006 as compared to the same period in 2005. Net interest income decreased $489,000 or 3.6 percent for the nine-month period ended September 30, 2006 as compared to the same period in 2005. The net interest yield (net interest income divided by average interest-earning assets) was 4.17 percent for the three-month period ended September 30, 2006 compared to 4.40 percent for the same period in 2005. Net interest yield was 4.22 percent for the nine-month period ended September 30, 2006 compared to 4.30 percent for the same period in 2005.
As the result of improving economic conditions, both market interest rates and managed interest rates have increased. Four managed interest rate increases, totaling 100 basis points, have been instituted by the Federal Reserve Open Market Committee since January 1, 2006. Although these managed interest rate increases did afford a very slight improvement in Croghan’s net interest margin during the first quarter of 2006, the recent flat treasury-yield curve has erased first quarter 2006 improvements in net interest margin during the second and third quarters of 2006. The flat treasury-yield curve has also created a very difficult environment for improving net interest margin and net interest income.
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
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005
	(Dollars in thousands)
Provision for loan losses charged to expense	$280	$450
Net loan charge-offs	273	537
Annualized net loan charge-offs as a percent of average outstanding loans	.11%	.21%
The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$3,613	$3,872
Loans contractually past due 90 days or more and still accruing interest	191	561
Restructured loans	—	—
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	8,909	11,810

Total potential problem and non-performing loans	$12,713	$16,243

Allowance for loan losses	$3,631	$3,624

Allowance for loan losses as a percent of period-end loans	1.06%	1.06%
The provision for loan losses for the first nine months of 2006 totaled $280,000, compared to $450,000 for the same period in 2005. The decrease in the year-to-date 2006 provision for loan losses as compared to 2005 is attributable to the decline in the loan charge-off activity and general improvement in the overall quality of the loan portfolio as evidenced by the decline in potential problem and non-performing loans. Actual net loan charge-offs decreased to $273,000 for the first nine months of 2006 compared to $537,000 during the same period in 2005. Total potential problem and non-performing loans, which are summarized in the preceding table, decreased $3,530,000 or 21.7 percent to $12,713,000 at September 30, 2006, compared to $16,243,000 at December 31, 2005. Each of the components of potential problem and non-performing loans were favorable at September 30, 2006, as compared to December 31, 2005, and included a $259,000 decrease in nonaccrual loans, a $370,000 decrease in loans past due 90 days or more and still accruing interest, and a $2,901,000 decrease in potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured.
Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the above-noted potential problem loans totaling $8,909,000 at September 30, 2006 are currently performing loans (less than 90 days past due) and a majority are collateralized by an interest in real property.
The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Potential problem loans not currently past due	$4,951	$8,206
Potential problem loans past due one day or more but less than 10 days	789	1,939
Potential problem loans past due 10 days or more but less than 30 days	1,378	605
Potential problem loans past due 30 days or more but less than 60 days	436	695
Potential problem loans past due 60 days or more but less than 90 days	1,355	365

Total potential problem loans	$8,909	$11,810

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Collateralized by an interest in real property	$7,236	$8,312
Collateralized by an interest in assets other than real property	1,649	3,491
Unsecured	24	7

Total potential problem loans	$8,909	$11,810

The aforementioned asset quality trends will continue to be monitored throughout 2006 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management considers the allowance at September 30, 2006 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.
NON-INTEREST INCOME
Total non-interest income increased $69,000 or 9.6 percent for the three-month period ended September 30, 2006, compared to the same period in 2005, and increased $169,000 or 8.1 percent for the nine-month period ended September 30, 2006, compared to the same period in 2005. Included in non-interest income for the nine-month period ended September 30, 2006 is a gain from the sale of securities totaling $1,000 occurring in the second quarter of 2006. This compares to $8,000 in securities losses reported for the quarter ended September 30, 2005 and $69,000 in losses for the nine-month period ended September 30, 2005. The 2005 losses were realized upon the sale of primarily callable U.S. Government Agency securities. Most of the funds generated from the sale of these securities was used to pay the cash consideration to Custar shareholders in the acquisition. All of the securities sold during 2006 and 2005 were from the available-for-sale portfolio. Trust income increased $51,000 or 34.7 percent for the three-month period ended September 30, 2006 compared to the same period in 2005, and increased $95,000 or 21.7 percent for the nine-month period ended September 30, 2006 compared to the same period in 2005. The increases in trust income were due to an increase in fees and assets under management.
NON-INTEREST EXPENSES
Total non-interest expenses decreased $43,000 or 1.4 percent for the three-month period ended September 30, 2006, as compared to the same period in 2005, and increased $77,000 or 0.8 percent for the nine-month period ended September 30, 2006, as compared to the same period in 2005. Salaries, wages and employee benefits decreased $119,000 or 6.9 percent between comparable three-month periods and increased $2,000 between comparable nine-month periods. During the third quarter of 2006, management received an updated analysis of the Corporation’s obligation under the supplemental retirement plan for executive officers. Based on the results of the analysis, which is prepared periodically by the Corporation’s outside benefit consultants, the Corporation reduced its liability under the plan by $150,000 during the third quarter of 2006. The reduction was due to the resignation of an executive officer earlier in the year and adjustments of certain experience factors, including a decrease in anticipated future payments due to retired participants. Occupancy of premises expense decreased $11,000 or 5.4 percent between comparable three-month periods and increased $9,000 or 1.6 percent between comparable nine-month periods. Other operating expenses increased $87,000 or 7.9 percent between comparable three-month periods and increased $66,000 or 2.0 percent between comparable nine-month periods.
FEDERAL INCOME TAX EXPENSE
Federal income tax expense decreased $1,000 or 0.2 percent between comparable three-month periods and decreased $41,000 or 2.3 percent between comparable nine-month periods. These decreases are in relation to the decrease in income before federal income taxes of 2.7 percent and 3.7 percent for the quarterly and nine-month periods, respectively. The Corporation’s effective tax rate for the nine months ended September 30, 2006 was 29.4 percent compared to 29.0 percent for the same period in 2005.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $9,255,000 for the nine-month period ended September 30, 2006. This compares to $7,785,000 for the nine-month period ended September 30, 2005 and $8,083,000 for the twelve-month period ended December 31, 2005.
Borrowings from the Federal Home Loan Bank totaled $16,000,000 at September 30, 2006, as compared to $26,300,000 at December 31, 2005. As previously noted, Croghan obtained a $4,000,000 term loan in January 2005 from a correspondent bank with the loan proceeds used to facilitate the Custar purchase. While the loan only stipulates annual payments of interest with principal due in full by the loan’s maturity date of January 1, 2009, Croghan has made voluntary principal reductions of $2,200,000 through September 30, 2006, including $950,000 during the nine-month period ended September 30, 2006, resulting in an outstanding term loan balance at September 30, 2006 of $1,800,000.
Capital expenditures for premises and equipment totaled $798,000 for the nine-month period ended September 30, 2006, compared to $676,000 for the same period in 2005. The 2005 expenditures included $160,000 for property purchased in Clyde, Ohio as the site for a new banking center. The Bank has signed contracts for the construction of a new Clyde Banking Center and renovation of the Main Office. Commitments under these contracts aggregate $974,000, of which $475,000 has been expended through September 30, 2006.
Loan commitments, including letters of credit, as of September 30, 2006 totaled $79,339,000 compared to $72,815,000 at December 31, 2005. Many of these commitments are expected to expire without being drawn upon. Therefore, the total of these commitments does not necessarily represent future cash requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative information about market risk from the information provided in Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”).

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF CONTROLS AND PROCEDURES
With the participation of Croghan’s principal executive officer and principal financial officer, Croghan’s management has evaluated the effectiveness of Croghan’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Croghan’s principal executive officer and principal financial officer have concluded that:
(a)	information required to be disclosed by Croghan in this Quarterly Report on Form 10-Q and the other reports which Croghan files or submits under the Exchange Act would be accumulated and communicated to Croghan’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in Croghan’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, Croghan’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of the 2005 Form 10-K, which could materially affect our business, financial condition and/or operating results. There have been no material changes from those risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the 2005 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None

(c)	The table below includes certain information regarding Croghan’s purchase of Croghan common shares during the quarterly period ended September 30, 2006:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)
07/01/06 through	None	None	None	61,585
07/31/06

08/01/06 through	15,502	$37.71	15,502	75,224
08/31/06

09/01/06 through	None	None	None	75,224
09/30/06

(1)	All share purchases were part of publicly announced programs and all were open-market transactions.

(2)	A stock buy-back program commencing on February 1, 2006 and ending on August 1, 2006 was announced on January 18, 2006 in which up to 92,213 shares could be repurchased (with a total of 30,628 shares being purchased under such program prior to its expiration). A stock buy-back program commencing August 1, 2006 and ending on February 1, 2007 was announced on July 18, 2006 in which up to 90,726 shares may be repurchased (with 9,632 shares purchased on August 4, 2006; 3,500 shares purchased on August 7, 2006; and 2,370 shares purchased on August 24, 2006).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
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

CROGHAN BANCSHARES, INC.
Registrant

Date: October 26, 2006	By:	/s/ Steven C. Futrell
Steven C. Futrell, President and CEO
(Principal Executive Officer)

Date: October 26, 2006	By:	/s/ Kendall W. Rieman
Kendall W. Rieman, Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer’s Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Principal Financial Officer’s Certification	Filed herewith

32.1	Section 1350 Principal Executive Officer’s Certification	Filed herewith

32.2	Section 1350 Principal Financial Officer’s Certification	Filed herewith