Form 10-K
period 2006-12-31
CROGHAN BANCSHARES INC
filed 2007-03-28
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
     (Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number         0-20159
CROGHAN BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1073048 (I.R.S. Employer Identification No.)

323 Croghan Street, Fremont, Ohio (Address of principal executive offices)	43420 (Zip Code)
Registrant’s telephone number, including area code       (419) 332-7301
Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, Par Value $12.50 Per Share
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s common shares, par value $12.50 per share, held by non-affiliates as of June 30, 2006, based on the closing price quoted on the OTC Bulletin Board, was $64,204,219.
The Registrant had 1,781,360 common shares, par value $12.50 per share, outstanding as of February 28, 2007.
This document contains 87 pages. The Exhibit Index is on pages 29 through 31 and also immediately preceding the filed exhibits on pages 33 and 34.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 are incorporated by reference into PART II of this Annual Report on Form 10-K.

2.	Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 8, 2007 are incorporated by reference into PART III of this Annual Report on Form 10-K.

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
Interest and fees on loans are the Bank’s primary sources of income. The Bank’s principal expenses are interest paid on deposit accounts and borrowed funds, and personnel and operating costs. Operating results are dependent to a significant degree on the “net interest income” of the Bank, which is the difference between the interest income derived from its interest-earning assets, such as loans and securities, and the interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. Interest income and interest expense are significantly affected by general economic conditions and the policies of various regulatory authorities. See “EFFECTS OF GOVERNMENT MONETARY POLICY” on page 20 of this Annual Report on Form 10-K.
The Corporation’s only sources of funds are dividends and interest paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. See “DIVIDEND RESTRICTIONS” on page 19 of this Annual Report on Form 10-K.
As a bank holding company, the Corporation is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “FRB”). The deposits of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”) and, therefore, the Bank is subject to regulation, supervision, and examination by the FDIC. As a bank incorporated under the laws of the State of Ohio, the Bank also is subject to regulation, supervision, and examination by the Division of Financial Institutions of the Ohio Department of Commerce (the “Division”). See “REGULATION AND SUPERVISION” beginning on page 17, and “REGULATORY CAPITAL REQUIREMENTS” beginning on page 18 of this Annual Report on Form 10-K.
Because the Corporation’s activities have been limited primarily to holding the common shares in the Bank, the following discussion of operations focuses primarily on the business of the Bank. The following discussion encompasses only domestic operations since neither the Corporation nor the Bank have any foreign operations or foreign loans.

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K which are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “believes”, “anticipates”, “targets”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such difference include, but are not limited to, the factors discussed herein under “Item 1A – Risk Factors” on pages 22 and 23. Forward-looking statements speak only as of the date on which they are made and, except as required by law, the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to the Corporation or any person acting on its behalf are qualified by the cautionary statements in this section.
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
The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	December 31,
	2006	2005	2004	2003	2002

	(Dollars in thousands)
Type of Loan: (1)
Commercial, financial and agricultural (2)	$42,846	$40,358	$41,970	$39,814	$35,913
Real estate – mortgage	277,085	255,418	223,185	213,402	200,373
Real estate – construction	13,467	13,641	17,515	11,564	7,514
Consumer	21,111	28,764	36,992	38,705	41,315
Credit card and other	2,769	2,729	2,827	2,807	2,836

	$357,278	$340,910	$322,489	$306,292	$287,951

(1)	The Bank made no foreign loans in 2006, 2005, 2004, 2003 or 2002.

(2)	Lease financing receivables, included in commercial, financial and agricultural, were $1,721,000 in 2006, $1,635,000 in 2005, $1,806,000 in 2004, $1,986,000 in 2003 and $1,213,000 in 2002.
Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2006, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges after 2006:

	Maturing
		After one
	Within	but within	After
	one year	five years	five years	Total

	(Dollars in thousands)

Commercial, financial and agricultural	$2,355	$18,502	$21,989	$42,846
Real estate – construction	3,148	2,501	7,818	13,467

Total	$5,503	$21,003	$29,807	$56,313

	Interest
	Sensitivity
	Fixed	Variable
	Rate	Rate

	(Dollars in thousands)

Due after one but within five years	$7,156	$13,847
Due after five years	5,008	24,799

	$12,164	$38,646

The above maturity information is based on the contract terms at December 31, 2006, and does not include any possible “rollover” at maturity date. In the normal course of business, the Bank considers and acts upon the borrower’s request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower’s credit history, the collateral securing the loan, and the purpose for such request.
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
At December 31, 2006, the Bank had $42,846,000, or 12.0% of total loans, invested in commercial, financial and agricultural loans, with no such loans in the non-performing category (i.e., those loans in nonaccrual status or past due 90 days or more).
Real Estate – Mortgage Loans. The Bank makes non-residential real estate loans secured by first mortgages and/or junior mortgages on non-residential real estate, including retail stores, office buildings, warehouses and apartment buildings, and residential real estate loans secured by first mortgages on one-to-four family residences, with a majority being single-family residences.
Non-Residential Real Estate Loans. The Bank’s non-residential real estate loans generally have final maturities of between 10 and 20 years and are typically made with adjustable interest rates (“ARMs”). Interest rates on the ARMs adjust either daily, annually, every three years or every five years based upon the national prime or U.S. Treasury Note rates in effect at the time of the applicable rate change. Such loans typically do not contain periodic rate adjustment caps or lifetime rate caps.
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

At December 31, 2006, the Bank had a total of $125,755,000, or 35.2% of total loans, invested in non-residential real estate loans, a majority of which were secured by properties located in the Northwestern Ohio area. At December 31, 2006, the Bank had $3,181,000 of non-performing loans of this type.
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
The aggregate amount of the Bank’s residential real estate loans equaled $151,330,000 at December 31, 2006, and represented 42.4% of total loans at such date. At December 31, 2006, the Bank had $1,300,000 of non-performing loans of this type.
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
Construction loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developed properties due to the effects of general economic conditions on real estate developments, developers, managers, and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to accurately evaluate the LTVs and the total loan funds required to complete a project. In the event that a default or foreclosure on a construction or land development loan occurs, the Bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2006, a total of $13,467,000, or 3.8% of the Bank’s total loans, consisted of construction loans, with no such loans in the non-performing category.
Consumer Loans. The Bank makes a variety of consumer loans to individuals for family, household and other personal expenditures. These loans often are made for the purpose of financing the purchase of vehicles, furniture, educational expenses, medical expenses, taxes, or vacation expenses. Consumer loans may be secured, other than by real estate, or unsecured, generally requiring repayment on an installment repayment schedule.
Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets, such as vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage or depreciation, and the remaining deficiency may not warrant further collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, illness, or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans. At December 31, 2006, the Bank had $21,111,000, or 5.9% of total loans, invested in consumer loans, $14,000 of which were non-performing.
Credit Card and Other Loans. Credit card and other loans are made to individuals for personal expenditures and principally arise from bank credit cards. Such loans generally pose the most risk as they are most frequently unsecured. At December 31, 2006, the Bank had $2,769,000, or 0.8% of total loans, invested in credit card and other loans, $16,000 of which were non-performing.

Loan Solicitation and Processing. The Bank’s loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank’s lending staff, walk-in customers, director referrals, and loan participations purchased from other financial institutions. For non-residential real estate loans, the Bank obtains information with respect to the credit and business history of the borrower and prior projects completed by the borrower. Personal guarantees of one or more principals of the borrower are obtained as deemed necessary. An environmental study of the real estate might also be conducted when deemed necessary. Upon the completion of the appraisal of the non-residential real estate and the receipt of information on the borrower, the loan application may be submitted to the Loan Committee for approval or rejection if the loan amount is in excess of established limits contained in the Bank’s Loan Policy. Additionally, loans in material amounts as established in the Bank’s Loan Policy must be submitted to the Executive Committee of the Board of Directors for approval or rejection.
In connection with residential real estate loans, the Bank may obtain a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate on which the Bank will be granted a mortgage to secure the loan is generally prepared by an independent appraiser approved by the Board of Directors. An environmental study of the real estate is conducted only if the appraiser has reason to believe that an environmental problem may exist. When either a residential or non-residential real estate loan application is approved, a lawyer’s opinion of title or title insurance is obtained with respect to the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the Bank as an insured mortgagee.
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

The following table presents information concerning the amount of loans which contain certain risk elements at the dates indicated:

	December 31,
	2006	2005	2004	2003	2002

	(Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)	$3,795	$3,872	$933	$1,589	$2,137

Loans contractually past due 90 days or more as to principal or interest payments (2)	716	561	459	904	1,489

Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (3)	0	0	0	0	0

(1)	The amount of interest income that would have been recorded had all nonaccrual and renegotiated (of the type specified above) loans been current in accordance with their terms approximated $305,000 in 2006, $151,000 in 2005, $90,000 in 2004, $153,000 in 2003 and $213,000 in 2002. Actual interest included in income on these loans amounted to none in 2006 and 2005, approximately $19,000 in 2004, $125,000 in 2003 and $40,000 in 2002.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.
In addition to the loan amounts identified in the preceding table, there were approximately $8,199,000 of potential problem loans at December 31, 2006. While these loans are all currently performing, management has some doubt about the ability of the borrowers to continue to comply with all of their present loan repayment terms. Management typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower’s financial statements indicates the borrowing entity does not generate sufficient operating cash flow to adequately service its debts.
The Bank’s loans are spread over a broad range of industrial classifications. As of December 31, 2006, the Bank had no significant concentrations of loans (i.e., greater that 10% of total loans) to borrowers engaged in the same or similar industries.
Allowance for Loan Losses. The Bank maintains an allowance for loan losses to provide for loans that might not be repaid. At December 31, 2006, the Bank’s allowance for loan losses totaled $3,600,000. To determine the adequacy of the allowance for loan losses, the Bank performs a detailed quarterly analysis that focuses on delinquency trends within each loan category (i.e., commercial, real estate and consumer loans), the status of non-performing loans (i.e., impaired, nonaccrual and restructured loans, and loans past due 90 days or more), current and historic trends of charged-off loans within each category, existing local and national economic conditions, and changes in the volume and mix within each loan category. Additionally, loans that are identified as impaired are individually evaluated and specific reserves provided to the extent the loan amount exceeds anticipated future cash flows, including cash flows from the sale of the underlying collateral.
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

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for loan losses for such years:

	December 31,
	2006	2005	2004	2003	2002

	(Dollars in thousands)

Daily average amount of loans	$341,079	$343,705	$313,330	$289,691	$280,045

Allowance for loan losses at beginning of year	$3,624	$3,431	$3,387	$3,689	$3,346
Acquisition of The Custar State Bank	—	241	—	—	—

	3,624	3,672	3,387	3,689	3,346

Loan charge-offs:
Commercial, financial and agricultural	(93)	(53)	(37)	(107)	(3)
Real estate – mortgage	(136)	(226)	(209)	(303)	(18)
Real estate – construction	—	—	—	—	—
Consumer	(335)	(666)	(641)	(587)	(574)
Credit card and other	(37)	(66)	(81)	(65)	(37)

	(601)	(1,011)	(968)	(1,062)	(632)

Recoveries of loans previously charged off:
Commercial, financial and agricultural	34	33	35	21	22
Real estate – mortgage	3	3	39	19	3
Real estate – construction	—	—	—	—	—
Consumer	146	211	208	278	211
Credit card and other	14	11	14	12	9

	197	258	296	330	245

Net charge-offs	(404)	(753)	(672)	(732)	(387)

Additions to allowance charged to expense	380	705	716	430	730

Allowance for loan losses at end of year	$3,600	$3,624	$3,431	$3,387	$3,689

Allowance for loan losses as a percent of year-end loans	1.01%	1.06%	1.06%	1.11%	1.28%

Ratio of net charge-offs during the year to average loans outstanding	.12%	.22%	.22%	.26%	.14%

The amount of charge-offs and recoveries fluctuate from year to year due to factors relating to the condition of the general economy and specific business segments. The 2002 charge-offs and recoveries presented in the preceding table did not include any significant individual amounts, with the largest charge-off totaling $24,000 and the largest recovery totaling $13,000. With the exception of one real estate-mortgage write-down for $100,000 in 2003, the largest individual charge-off in 2003 totaled $42,000 and the largest individual recovery totaled $17,000. With the exception of one real estate-mortgage write-down for $62,000 in 2004, the largest individual charge-off in 2004 totaled $48,000 and the largest individual recovery totaled $17,000. The 2005 charge-offs and recoveries did not include any significant individual amounts, with the largest charge-off totaling $29,000 and the largest recovery totaling $13,000. With the exception of one commercial loan charge-off for $63,000 in 2006, the largest individual write-down in 2006 totaled $48,000 and the largest individual recovery totaled $14,000. There were no lease financing charge-offs or recoveries in any of the years presented.

The following table allocates the allowance for loan losses for the periods indicated to each loan category. The allowance has been allocated to the categories of loans noted according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred based on specific credit analyses:

	December 31, 2006		December 31, 2005
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans

	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial and agricultural	$770	12.0%	$774	11.9%
Real estate – mortgage	2,349	77.5%	2,248	74.9%
Real estate – construction	41	3.8%	17	4.0%
Consumer	362	5.9%	458	8.4%
Credit card and other	78	.8%	127	.8%

	$3,600	100.0%	$3,624	100.0%

	December 31, 2004		December 31, 2003
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans

	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial and agricultural	$784	13.0%	$796	13.0%
Real estate – mortgage	2,055	69.2%	2,033	69.7%
Real estate – construction	19	5.4%	20	3.8%
Consumer	471	11.5%	439	12.6%
Credit card and other	102	.9%	99	.9%

	$3,431	100.0%	$3,387	100.0%

	December 31, 2002
		Percentage
		of loans to
	Allowance	total loans

	(Dollars in thousands)

Commercial, financial and agricultural	$859	12.5%
Real estate – mortgage	1,454	69.6%
Real estate – construction	22	2.6%
Consumer	1,244	14.3%
Credit card and other	110	1.0%

	$3,689	100.0%

The Bank decreased its allowance for loan losses to $3,600,000 at December 31, 2006 from $3,624,000 at December 31, 2005. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance.
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

The following table sets forth the carrying amount of securities, which are presented on the basis of Statement of Financial Accounting Standards No. 115, at December 31, 2006, 2005, and 2004:

	December 31,
	2006	2005	2004

	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations (1)	$35,418	$51,500	$37,569
Obligations of states and political subdivisions (2)	21,505	25,055	19,190
Other securities (2)	4,990	4,866	4,564

	$61,913	$81,421	$61,323

(1)	There were no holdings of U.S. Treasury securities at December 31, 2006, 2005 or 2004.

(2)	There were no securities of any single “issuer” where the aggregate carrying amount of such securities exceeded ten percent of stockholders’ equity.
The following table sets forth the maturities of securities at December 31, 2006 and the weighted average yields of such securities:

	Maturing
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

				(Dollars in thousands)

Obligations of U.S. Government agencies and corporations	$7,678	3.58%	$7,189	3.74%	$3,742	5.02%	$16,809	5.16%
Obligations of states and political subdivisions (1)	1,977	4.86%	8,072	5.34%	8,649	5.79%	2,807	6.53%
Other securities (2)	504	3.17%	507	6.22%	—	—	—	—

	$10,159	3.81%	$15,768	4.64%	$12,391	5.56%	$19,616	5.36%

(1)	Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

(2)	Excludes equity investments of $3,979,000 which have no stated maturity.
DEPOSITS AND BORROWINGS
General. Deposits have traditionally been the Bank’s primary funding source for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest and principal repayments on loans and income from other earning assets. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate in response to economic conditions and interest rates. The Bank has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs. At December 31, 2006, the Bank had $4,500,000 of federal funds purchased.
The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2006, the Bank had $10,888,000 in retail repurchase agreements.
The Corporation had an outstanding balance of $1,600,000 related to a note payable to a correspondent bank as of December 31, 2006. The note, which originated on January 1, 2005 to effect the purchase of Custar, matures on January 1, 2009 with interest indexed to the prime rate minus .50%. Neither the Corporation nor the Bank had any capital lease obligations as of December 31, 2006. The Bank has future operating lease obligations totaling $186,000 at December 31, 2006 related to the following lease arrangements: the Port Clinton banking center, which is located in a retail supermarket in the Knollcrest Shopping Center; an ATM site north of Fremont; and the Norwalk banking center located in the downtown business district. Additionally, the Bank has several minor operating lease obligations, with an aggregate total less than $75,000 at December 31, 2006, for photocopying and mail processing equipment.
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
The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits are summarized for 2006, 2005 and 2004 in the following table:

	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid

			(Dollars in thousands)

Non-interest bearing demand deposits	$46,179	—	$45,866	—	$38,100	—
Interest-bearing demand deposits	58,831	1.08%	62,676	.69%	56,644	.33%
Savings, including Money Market deposits	92,823	1.48%	94,160	.75%	89,348	.59%
Time deposits	168,428	3.71%	165,613	2.93%	134,338	2.85%

Total	$366,261		$368,315		$318,430

Maturities of time deposits of $100,000 or more outstanding at December 31, 2006 are summarized as follows (dollars in thousands):

3 months or less	$8,549
Over 3 through 6 months	12,154
Over 6 through 12 months	9,070
Over 12 months	6,124

Total	$35,897

Borrowings. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds as needed to meet daily liquidity needs. As a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) since 1993, the Bank is authorized to obtain advances from the FHLB provided certain credit standards are met. The Bank had $16,000,000 in FHLB advances outstanding at December 31, 2006.
The following table sets forth the maximum month-end balance for the Bank’s outstanding short-term borrowings (i.e., federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest rates, for 2006, 2005 and 2004:

	2006	2005	2004
	(Dollars in thousands)

Balance at year-end	$15,388	$10,825	$9,794

Maximum balance at any month-end during the period	15,388	10,825	19,190

Average balance	9,027	8,084	10,844

Weighted average interest rate	2.92%	1.67%	1.13%

The following table sets forth the maximum month-end balance for the Bank’s outstanding long-term borrowings (i.e., FHLB advances and note payable to correspondent bank), along with the average aggregate balances and weighted average interest rates, for 2006, 2005 and 2004:

	2006	2005	2004
	(Dollars in thousands)

Balance at year-end	$17,600	$29,050	$28,950

Maximum balance at any month-end during the period	29,050	32,950	30,000

Average balance	22,865	29,639	28,786

Weighted average interest rate	4.77%	4.01%	3.61%
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
The Bank monitors its interest rate risk through a sensitivity analysis, which strives to measure potential changes in future earnings and the fair values of its financial instruments that could result from hypothetical changes in interest rates. The first step in this analysis is to estimate the expected cash flows from the Bank’s financial instruments using the interest rates in effect at December 31, 2006. To arrive at fair value estimates, the cash flows from the Bank’s financial instruments are discounted to their approximated present values. Hypothetical changes in interest rates are applied to those financial instruments, and the cash flows and fair value estimates are then simulated. When calculating the net interest income estimations, hypothetical rates are applied to the financial instruments based upon the assumed cash flows. The Bank applies interest rate “shocks” to its financial instruments of 100 and 200 basis points (1% and 2%) up and down for its net interest income, and 200 basis points (2%) up and down for the value of its equity.
The following table presents the potential sensitivity in the Bank’s annual net interest income to 100 and 200 basis-point changes in market interest rates and the potential sensitivity in the present value of the Bank’s equity if a sudden and sustained 200 basis-point change in market interest rates occurred (dollars in thousands):

	December 31, 2006
	Change in Dollars ($)	Change in Percent (%)

Annual Net Interest Income Impact
For a Change of +100 Basis Points	(1,395)	(8.0)
For a Change of - 100 Basis Points	515	3.0
For a Change of +200 Basis Points	(2,748)	(15.8)
For a Change of - 200 Basis Points	(125)	(0.7)

Impact on the Net Present Value of Equity
For a Change of +200 Basis Points	(6,044)	(10.2)
For a Change of - 200 Basis Points	1,732	2.9
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

The following table sets forth, for the years ended December 31, 2006, 2005 and 2004, the distribution of assets, liabilities and stockholders’ equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1) (2)	341,079	23,926	7.01%	$343,705	$22,410	6.52%	$313,330	$19,574	6.25%
Taxable securities	46,188	1,994	4.32%	48,175	1,909	3.96%	44,202	1,494	3.38%
Non-taxable securities	23,902	891	3.73%	23,956	916	3.82%	17,976	654	3.64%
Federal funds sold	1,822	93	5.10%	4,535	150	3.31%	179	2	1.12%

Total interest-earning assets	412,991	26,904	6.51%	420,371	25,385	6.04%	375,687	21,724	5.78%

Non-interest earning assets:
Cash and due from banks	11,708			11,965			11,514
Bank premises and equipment, net	7,542			7,719			7,208
Other assets	23,509			23,199			17,652
Less allowance for loan losses	(3,541)			(3,547)			(3,373)

Total	$452,209	$26,904		$459,707	$25,385		$408,688	$21,724

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	151,654	2,009	1.32%	$156,836	$1,139	.73%	$145,992	$714	.49%
Time Deposits	168,428	6,250	3.71%	165,613	4,848	2.93%	134,338	3,824	2.85%
Federal funds purchased and securities sold under repurchase agreements	9,027	263	2.91%	8,084	135	1.67%	10,844	123	1.13%
Borrowed funds	22,865	1,091	4.77%	29,639	1,188	4.01%	28,786	1,038	3.61%

Total interest-bearing liabilities	351,974	9,613	2.73%	360,172	7,310	2.03%	319,960	5,699	1.78%

Non-interest-bearing liabilities:
Demand deposits	46,179			45,866			38,100
Other liabilities	3,699			3,617			2,956

	49,878			49,483			41,056

Stockholders’ equity	50,357			50,052			47,672

Total	$452,209	$9,613		$459,707	$7,310		$408,688	$5,699

Net interest income		$17,291			$18,075			$16,025

Net yield on interest-earning assets			4.19%			4.30%			4.27%

(1)	Included in loan interest income are loan fees of $586,000 in 2006, $698,000 in 2005 and $795,000 in 2004.

(2)	Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

	2006 compared to 2005			2005 compared to 2004
	Increase (decrease)			Increase (decrease)
	due to volume/rate (1)			due to volume/rate (1)
	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)

Interest income:
Loans receivable	($172)	1,688	1,516	$1,954	882	2,836
Taxable securities	(81)	166	85	142	274	416
Non-taxable securities	(2)	(23)	(25)	228	34	262
Federal funds sold	(115)	58	(57)	141	6	147

Total interest-earning assets	(370)	1,889	1,519	2,465	1,196	3,661

Interest expense:
Savings, NOW and Money Market deposits	(39)	909	870	56	369	425
Time deposits	84	1,318	1,402	913	111	1,024
Federal funds purchased and securities sold under repurchase agreements	17	111	128	(36)	48	12
Borrowed funds	(300)	203	(97)	32	118	150

Total interest-bearing liabilities	(238)	2,541	2,303	965	646	1,611

Net interest income	($132)	(652)	(784)	$1,500	550	2,050

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.

The ratio of net income to daily average total assets and average stockholders’ equity, and certain other ratios, for the periods noted are as follows:

	Year ended December 31,
	2006	2005	2004

Percentage of net income to:
Average total assets	1.21%	1.24%	1.25%
Average stockholders’ equity	10.90%	11.43%	10.74%

Percentage of cash dividends declared per common share to net income per common share	39.60%	38.03%	41.48%

Percentage of average stockholders’ equity to average total assets	11.14%	10.89%	11.66%
COMPETITION
The Bank has active competition in all areas in which it engages. The Bank competes for commercial and individual deposits and/or loans with other commercial banks in Huron, Ottawa, Sandusky, Seneca and Wood counties in Northwestern Ohio, as well as with savings and loan associations in the trade area, credit unions, brokerage firms, mutual funds, and loan production offices and other financial units of non-local bank holding companies. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable. The Bank focuses on personalized service, convenience of facilities, pricing of products, community stature, and its local ownership and control in meeting its competition.
The number of financial institutions competing with the Bank is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon the Bank.

SUBSIDIARY ACTIVITIES
The Corporation’s only subsidiary is the Bank. The Bank has no subsidiaries.
EMPLOYEES
As of December 31, 2006, the Bank employed 143 full-time employees and 25 part-time employees. The Bank believes that relations with its employees are excellent. The Bank provides a variety of benefits to full-time employees, including health, disability, and life insurance benefits.
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
The BHCA requires a bank holding company to obtain the prior approval of the FRB before (a) acquiring all or substantially all of the assets of any bank or bank holding company, (b) merging or consolidating with any other bank holding company, or (c) acquiring direct or indirect ownership or control of any voting shares of any other bank, if after such acquisition, it would own or control more than 5% of the voting shares of such bank. In making such determinations, the FRB considers the effect of the acquisition on competition, the financial and managerial resources of the holding company, and the convenience and needs of the affected communities.
The BHCA also prohibits a bank holding company from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any activities other than banking or managing or controlling banks or furnishing services to its subsidiaries. The primary exception to this prohibition allows a bank holding company to own shares in any company the activities of which the FRB has determined, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
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
REGULATORY CAPITAL REQUIREMENTS
The FRB has adopted risk-based capital guidelines for bank holding companies, such as the Corporation, and for state member banks, such as the Bank. Bank holding companies and state member banks must maintain adequate consolidated capital to meet the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) (the “Total Risk-Based Ratio”) of 8%. At least half of the minimum-required Total Risk-Based Ratio (4%) must be composed of “Tier 1” capital, which consists of common stockholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries, and a limited amount of perpetual preferred stock and qualified trust preferred securities, less goodwill and certain other intangibles (the “Tier 1 Risk-Based Ratio”). The remainder of total risk-based capital (commonly referred to as “Tier 2” risk-based capital) may consist of mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, and a limited amount of loan and lease loss allowances.
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
The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio, and Leverage Ratio for the Corporation and the Bank at December 31, 2006:

	At December 31, 2006
	Corporation		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Tier 1 risk-based	$40,593	11.9%	$36,768	10.8%
Requirement	13,688	4.0	13,674	4.0

Excess	$26,905	7.9%	$23,094	6.8%

Total risk-based	$44,193	12.9%	$45,368	13.3%
Requirement	27,377	8.0	27,349	8.0

Excess	$16,816	4.9%	$18,019	5.3%

Leverage ratio	$40,593	9.2%	$36,768	8.3%
Requirement	17,711	4.0	17,697	4.0

Excess	$22,882	5.2%	$19,071	4.3%

The FRB and other federal banking agencies have established a system of prompt corrective action to resolve certain problems of capital deficient and otherwise troubled banks under its regulation. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the federal banking agencies have less flexibility in determining how to resolve the problems of the institution. An undercapitalized institution must submit a capital restoration plan to the FRB within 45 days after it becomes undercapitalized. Such an institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances.
The Bank’s capital levels at December 31, 2006, met the standards for the highest level, a “well-capitalized” institution.
DIVIDEND RESTRICTIONS
The ability of the Corporation to obtain funds for the payment of dividends on its common shares is largely dependent on the amount of dividends which may be declared and paid by the Bank. The ability of the Bank to pay dividends is subject to various legal limitations and to prudent and sound banking principles. Generally, the Bank may declare a dividend without the approval of the Division, unless the total dividends in a calendar year exceed the total of its net profits for the year plus its retained profits for the preceding two years, less required transfers to surplus. However, the FRB generally considers it to be an unsafe and unsound banking practice for a bank holding company to pay dividends except out of current operating income, although other factors such as overall capital adequacy and projected income may also be relevant in determining whether dividends should be paid. The Bank is prohibited from paying dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and minimum leverage ratio requirements.

FDIC DEPOSIT INSURANCE
Insurance premiums for each insured institution, including the Bank, are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulatory (the FRB in the case of the Bank) and other information the FDIC deems relevant to the risk posed to the deposit insurance fund by the institution. The assessment rate determined by considering such information is then applied to the amount of the institution’s deposits to determine the institution’s insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected institutions, depending on the amount of the increase.
Insurance of deposits may be terminated by the FDIC upon the finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.
In February of 2006, President Bush signed into law the Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”), pursuant to which the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) were merged into a new Deposit Insurance Fund (DIF). The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following:
•	Increasing the deposit insurance limit for retirement accounts from $100,000 to $250,000;

•	Adjusting the deposit insurance limits (currently $100,000 for most accounts) every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011;

•	Providing pass-through deposit insurance for the deposits of employee benefit plans (but prohibiting undercapitalized depository institutions from accepting employee benefit plan deposits);

•	Allocating an aggregate of $4.7 billion of one-time credits to offset the premiums of depository institutions based on their assessment bases at the end of 1996;

•	Establishing rules for awarding cash dividends to depository institutions, based on their relative contributions to the DIF and its predecessor funds, when the DIF reserve ratio reaches certain levels; and

•	Revising the rules and procedures for risk-based premium assessments.
The Corporation’s management does not expect that the Deposit Insurance Reform Acts will have a significant impact on the Corporation or the Bank in 2007.
FRB RESERVE REQUIREMENTS
For 2007, FRB regulations require depository institutions to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to and including $45,800,000 (subject to an exemption for the first $8,500,000 of net transaction accounts), and of 10% of net transaction accounts in excess of $45,800,000.
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
Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, a substantial portion of our loans are to individuals and businesses located in Northwest Ohio. Consequently, a significant decline in the economy of this market area could have a materially adverse effect on our financial condition and results of operations.
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
The ability of the Bank to pay dividends is subject to various legal limitations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without the approval of the Division, unless the total dividends in a calendar year exceed the total of its net profits for the year combined with its retained profits of the two preceding years. In the event that the Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our common shares. Our failure to pay dividends on our common shares could, in turn, have a material adverse effect on the market price of our common shares.

We depend upon the accuracy and completeness of information about customers.
In deciding whether to extend credit or enter into other transactions with customers, we may rely on information provided to us by customers, including financial statements and other financial information. We may also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition and results of operation could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are materially misleading.
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
Your ability to sell our common shares or purchase additional common shares largely depends upon the existence of an active market for our common shares. Although our common shares are quoted on the OTC Bulletin Board, they are not listed on any securities exchange and the volume of trading has been limited historically. As a result, you may not be able to sell or purchase our common shares at the volume, time and price that you desire. In addition, a fair valuation of the purchase or sales price of our common shares also depends upon an active trading market, and thus the price you receive for a thinly traded stock, such as our common shares, may not reflect its true value.
ITEM 1B. Unresolved Staff Comments
Not applicable.
ITEM 2. Properties
The Corporation neither owns nor leases any properties. The Bank maintains its main office at 323 Croghan Street, Fremont, Ohio. In addition, the Bank operates one branch office in Bellevue, one in Clyde, one in Custar, three in Fremont, one in Green Springs, one in Monroeville, one in Norwalk, and one in Port Clinton, Ohio. The Bank’s operations center is also located in Fremont, Ohio. With the exception of the Norwalk and Port Clinton offices, which are leased, all premises are owned by the Bank. The Bank completed the construction of a new branch office in Clyde in 2006 and moved the Clyde office to the new location in January 2007.

ITEM 3. Legal Proceedings
Management is aware of no material pending legal proceedings, other than ordinary routine litigation incidental to the business, in which the Corporation or its subsidiary Bank is a party or of which any of their property is subject. Similarly, management is aware of no material proceedings involving the Corporation or the Bank that are contemplated by any governmental authority.
ITEM 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and
Issuer Purchases of Equity Securities
The Corporation’s common shares are quoted on the OTC Bulletin Board under the symbol “CHBH”. The other information required by Items 201(a), 201(b) and 201(c) of SEC Regulation S-K is contained in Financial Statement Footnote No. 14, captioned “Regulatory Matters,” on pages 37 and 38 of the Corporation’s 2006 Annual Report to Shareholders, and in the section captioned “Market Price and Dividends on Common Stock” on page 2 of the Corporation’s 2006 Annual Report to Shareholders, and is incorporated herein by reference.
The information required by Item 201(e) of SEC Regulation S-K is contained in the section captioned “Performance Graph” on page 3 of the Corporation’s 2006 Annual Report to Shareholders, and is incorporated herein by reference.
The table below includes certain information regarding the Corporation’s purchase of its common shares during the quarterly period ended December 31, 2006:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)

10/01/06 through 10/31/06	None	None	None	75,224

11/01/06 through 11/30/06	14,000	$35.73	14,000	61,224

12/01/06 through 12/31/06	None	None	None	61,224

(1)	All share purchases were part of publicly announced plans and all were open-market transactions.

(2)	A stock buy-back program commencing August 1, 2006 and ending on February 1, 2007 was announced on July 18, 2006 in which up to 90,726 shares may be repurchased (with 1,000 shares purchased on November 13, 2006; 4,000 shares purchased on November 20, 2006; 5,000 shares purchased on November 22, 2006; and 4,000 shares purchased on November 30, 2006).
ITEM 6. Selected Financial Data
The information required by this Item 6 is contained under the caption “Five Year Summary of Selected Financial Data” on page 4 of the Corporation’s 2006 Annual Report to Shareholders and is incorporated herein by reference.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
The information required by this Item 7 is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 17 of the Corporation’s 2006 Annual Report to Shareholders and is incorporated herein by reference.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
The discussion of interest rate sensitivity included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” on page 15 of the Corporation’s 2006 Annual Report to Shareholders is incorporated herein by reference. In addition, the discussion of the Corporation’s contractual obligations, contingent liabilities and commitments, and off-balance sheet arrangements included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments” on pages 16 and 17 of the Corporation’s 2006 Annual Report to Shareholders, and in Financial Statement Footnote No. 13, captioned “Financial

Instruments with Off-Balance Sheet Risk,” on pages 36 and 37 of the Corporation’s 2006 Annual Report to Shareholders, is incorporated herein by reference.
ITEM 8. Financial Statements and Supplementary Data
The following consolidated financial statements (and reports thereon) are set forth on pages 18 through 42 of the Corporation’s 2006 Annual Report to Shareholders and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2006 and 2005
Consolidated Statements of Operations – Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows – Years ended December 31, 2006, 2005 and 2004
Summary of Significant Accounting Policies
Notes to Consolidated Financial Statements
ITEM 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
There were no changes in or disagreements with accountants during the years ended December 31, 2006 or 2005.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. With the participation of the Corporation’s principal executive officer and principal financial officer, the Corporation’s management has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that:
(a)	information required to be disclosed by the Corporation in this Annual Report on Form 10-K and the other reports which the Corporation files or submits under the Exchange Act would be accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure;

(b)	information required to be disclosed by the Corporation in this Annual Report on Form 10-K and the other reports which the Corporation files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c)	the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to the Corporation and its consolidated subsidiary is made known to them, particularly during the period for which the Corporation’s periodic reports, including this Annual Report on Form 10-K, are being prepared.
Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
ITEM 9B. Other Information
None

PART III
ITEM 10. Directors, Executive Officers, and Corporate Governance
The information required by Item 401 of SEC Regulation S-K concerning the directors of the Corporation and the nominees for election as directors of the Corporation at the Annual Meeting of Shareholders to be held on May 8, 2007 (the “2007 Annual Meeting”) is incorporated herein by reference from the disclosure included under the caption “ELECTION OF DIRECTORS” in the Corporation’s definitive Proxy Statement relating to the 2007 Annual Meeting filed pursuant to SEC Regulation 14A (the “Corporation’s 2007 Proxy Statement”). The information required by Item 401 of SEC Regulation S-K concerning the executive officers of the Corporation is incorporated herein by reference from the disclosure included under the caption “EXECUTIVE OFFICERS” in the Corporation’s 2007 Proxy Statement.
The information required by Item 405 of SEC Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the disclosure included under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Corporation’s 2007 Proxy Statement.
The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Director Nominations” in the Corporation’s 2007 Proxy Statement.
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Audit Committee” in the Corporation’s 2007 Proxy Statement.
The Corporation has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that is applicable to all employees of the Corporation and the Bank, including the Corporation’s principal executive officer and principal financial and accounting officer. The Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K.
ITEM 11. Executive Compensation
The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the captions “ELECTION OF DIRECTORS – Compensation of Directors” and “COMPENSATION OF EXECUTIVE OFFICERS” in the Corporation’s 2007 Proxy Statement.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Compensation Committee Interlocks and Insider Participation” in the Corporation’s 2007 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “COMPENSATION OF EXECUTIVE OFFICERS – Compensation Committee Report” in the Corporation’s 2007 Proxy Statement.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Corporation’s 2007 Proxy Statement.
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
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Related Party Transactions” in the Corporation’s 2007 Proxy Statement.
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Director Independence” in the Corporation’s 2007 Proxy Statement.
ITEM 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference from the disclosure included under the caption “AUDIT COMMITTEE DISCLOSURE” in the Corporation’s 2007 Proxy Statement.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements (and reports thereon) are set forth on pages 18 through 42 of the Corporation’s 2006 Annual Report to Shareholders (included as Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2006 and 2005
Consolidated Statements of Operations – Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows – Years ended December 31, 2006, 2005 and 2004
Summary of Significant Accounting Policies
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.
(a)(3) Exhibits
The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit
Number	Description	Location

3.1	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.2	Amended Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.1	Certificate of Registrant’s Common Stock	Incorporated herein by reference to Exhibit 3 to the Registrant’s Form 10 Registration Statement pursuant to Section 12(g) of the Securities Exchange Act of 1934

4.2	Articles Fourth, Fifth and Eighth of Registrant’s Articles of Incorporation	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

4.3	Amended Articles II, III, V, VII and VIII of Registrant’s Code of Regulations	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

Exhibit
Number	Description	Location

*10.1	Executive Supplemental Retirement Plan Agreement	Incorporated herein by reference to Exhibit 10(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20159)

*10.2	Employment Contract, dated April 16, 2004, between The Croghan Colonial Bank and Steven C. Futrell	Incorporated herein by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 0-20159)

*10.3	Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-20159)

*10.4	Executive Supplemental Death Benefit Agreement	Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

*10.5	Part-Time Employment and Consulting Agreement, dated February 17, 2006, between Croghan Bancshares, Inc. and Allan E. Mehlow	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006 (File No. 0-20159)

*10.6	First Amendment to Part-Time Employment and Consulting Agreement, dated May 10, 2006, between Croghan Bancshares, Inc. and Allan E. Mehlow	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2006 (File No. 0-20159)

*10.7	Second Amendment to Part-Time Employment and Consulting Agreement, dated December 12, 2006, between Croghan Bancshares, Inc. and Allan E. Mehlow	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006 (File No. 0-20159)

13	2006 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Incorporation by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20159)

21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Auditor	Included with this filing

Exhibit
Number	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Included with this filing

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Included with this filing

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROGHAN BANCSHARES, INC.

Date: March 13, 2007	/s/ Steven C. Futrell

Steven C. Futrell, President/CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:

/s/ Michael D. Allen Sr.	/s/ Stephen A. Kemper

Michael D. Allen Sr., Director	Stephen A. Kemper, Director

/s/ James E. Bowlus	/s/ Daniel W. Lease

James E. Bowlus, Director	Daniel W. Lease, Director

/s/ Steven C. Futrell	/s/ Allan E. Mehlow

Steven C. Futrell, Director & President/CEO	Allan E. Mehlow, Director
[Principal Executive Officer]

/s/ Kendall W. Rieman	/s/ J. Terrence Wolfe

Kendall W. Rieman, Treasurer	J. Terrence Wolfe, Director
[Principal Financial and Accounting Officer]

/s/ Thomas W. McLaughlin

Thomas W. McLaughlin, Director

/s/ Gary L. Zimmerman

Gary L. Zimmerman, Director
Date: March 13, 2007

EXHIBIT INDEX

Exhibit
Number	Description	Location

3.1	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.2	Amended Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.1	Certificate of Registrant’s Common Stock	Incorporated herein by reference to Exhibit 3 to the Registrant’s Form 10 Registration Statement pursuant to Section 12(g) of the Securities Exchange Act of 1934

4.2	Articles Fourth, Fifth and Eighth of Registrant’s Articles of Incorporation	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

4.3	Amended Articles II, III, V, VII and VIII of Registrant’s Code of Regulations	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

*10.1	Executive Supplemental Retirement Plan Agreement	Incorporated herein by reference to Exhibit 10(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20159)

*10.2	Employment Contract, dated April 16, 2004, between The Croghan Colonial Bank and Steven C. Futrell	Incorporated herein by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 0-20159)

*10.3	Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-20159)

*10.4	Executive Supplemental Death Benefit Agreement	Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

Exhibit
Number	Description	Location

*10.5	Part-Time Employment and Consulting Agreement, dated February 17, 2006, between Croghan Bancshares, Inc. and Allan E. Mehlow	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006 (File No. 0-20159)

*10.6	First Amendment to Part-Time Employment and Consulting Agreement, dated May 10, 2006, between Croghan Bancshares, Inc. and Allan E. Mehlow	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2006 (File No. 0-20159)

*10.7	Second Amendment to Part-Time Employment and Consulting Agreement, dated December 12, 2006, between Croghan Bancshares, Inc. and Allan E. Mehlow	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006 (File No. 0-20159)

13	2006 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Incorporation by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20159)

21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Auditor	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Included with this filing

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Included with this filing

*	Denotes management contract or compensatory plan or arrangement.