Form 10-Q
period 2007-03-31
CROGHAN BANCSHARES INC
filed 2007-04-26
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
0-20159
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     1,773,986 common shares, par value $12.50 per share, were outstanding as of April 15, 2007.
This document contains 19 pages. The Exhibit Index is on page 16 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	March 31	December 31
	2007	2006
	(Dollars in thousands, except par value)
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$11,597	11,843
Federal funds sold	4,750	0

Total cash and cash equivalents	16,347	11,843

SECURITIES
Available-for-sale, at fair value	53,520	57,273
Held-to-maturity, at amortized cost, fair value of $1,028 in 2007 and $1,031 in 2006	1,007	1,011
Restricted stock	3,629	3,629

Total securities	58,156	61,913

LOANS	349,949	357,278
Less: Allowance for loan losses	3,524	3,600

Net loans	346,425	353,678

Premises and equipment, net	8,112	7,904
Cash surrender value of life insurance	9,964	9,872
Goodwill	10,430	10,430
Core deposit intangible asset, net	331	346
Accrued interest receivable	2,171	2,271
Other assets	760	601

TOTAL ASSETS	$452,696	$458,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$44,313	$49,745
Savings, NOW and Money Market deposits	162,972	160,224
Time	159,744	161,225

Total deposits	367,029	371,194

Federal funds purchased and securities sold under repurchase agreements	12,985	15,388
Borrowed funds	17,200	17,600
Dividends payable	550	536
Other liabilities	3,412	2,977

Total liabilities	401,176	407,695

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	176	171
Retained earnings	32,664	31,961
Accumulated other comprehensive loss	(120)	(206)
Treasury stock, 140,123 shares in 2006 and 128,403 shares in 2006, at cost	(5,126)	(4,689)

Total stockholders’ equity	51,520	51,163

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$452,696	$458,858

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31
	2007	2006
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$6,227	$5,667
Securities:
Obligations of U.S. Government agencies and corporations	364	538
Obligations of states and political subdivisions	196	234
Other	70	62
Federal funds sold	44	1

Total interest income	6,901	6,502

INTEREST EXPENSE
Deposits	2,361	1,697
Other borrowings	352	400

Total interest expense	2,713	2,097

Net interest income	4,188	4,405

PROVISION FOR LOAN LOSSES	—	35

Net interest income, after provision for loan losses	4,188	4,370

NON-INTEREST INCOME
Trust income	208	159
Service charges on deposit accounts	325	324
Other	227	220

Total non-interest income	760	703

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	1,812	1,804
Occupancy of premises	209	201
Amortization of core deposit intangible asset	15	14
Other operating	1,138	1,048

Total non-interest expenses	3,174	3,067

Income before federal income taxes	1,774	2,006

FEDERAL INCOME TAXES	521	588

NET INCOME	$1,253	$1,418

Net income per share, based on 1,780,766 shares in 2007 and 1,835,234 shares in 2006	$0.70	$0.77

Dividends declared, based on 1,773,986 shares in 2007 and 1,828,328 shares in 2006	$0.31	$0.30

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	March 31
	2007	2006
	(Dollars in thousands,
	except per share data)
BALANCE AT BEGINNING OF PERIOD	$51,163	$49,931

Comprehensive Income:
Net income	1,253	1,418
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	86	(229)

Total comprehensive income	1,339	1,189

Proceeds from issuance of treasury shares, 510 shares in 2007 and 602 shares in 2006	19	22

Purchase of 12,230 treasury shares in 2007 and 16,500 shares in 2006	(451)	(615)

Cash dividends declared, $.31 per share in 2007 and $.30 per share in 2006	(550)	(548)

BALANCE AT END OF PERIOD	$51,520	$49,979

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31
	2007	2006
	(Dollars in thousands)
NET CASH FLOW FROM OPERATING ACTIVITIES	$1,845	$1,856

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities	3,816	1,421
Net decrease (increase) in loans	7,221	2,490
Additions to premises and equipment	(431)	(185)

Net cash from investing activities	10,606	3,726

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(4,165)	(7,392)
Net change in federal funds purchased and securities sold under repurchase agreements	(2,403)	3,801
Net change in borrowed funds	(400)	(2,300)
Proceeds from issuance of treasury shares	19	22
Cash dividends paid	(536)	(535)
Purchase of treasury stock	(451)	(615)
Payment of deferred compensation	(11)	(41)

Net cash from financing activities	(7,947)	(7,060)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,504	(1,478)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,843	12,338

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,347	$10,860

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,412	$2,192

Federal income taxes	$120	$50

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
March 31, 2007
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2006, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full year.
The Corporation does not believe the adoption of any recently issued pronouncements by the Financial Accounting Standards Board will have a significant impact on its consolidated financial statements.
(2) New Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact on the Corporation’s consolidated financial statements.
On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Opinion for Financial Assets and Financial Liabilities” (Statement 159). Statement 159 provides an option to report selected financial assets and liabilities at fair value. Statement 159 requires additional information that will help investors and other users of financial statements to more easily understand the effect of an entity’s choice to use fair value on its earnings. Statement 159 also requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. Statement 159 does not eliminate disclosure requirements included in other accounting standards.
Statement 159 is effective as of the beginning of the fiscal year for fiscal years beginning after November 15, 2007. Early adoption is permitted provided, among other things, an entity elects to adopt within the first 120 days of that fiscal year. The Corporation does not anticipate adopting Statement 159 before the required implementation date of January 1, 2008. The Corporation has not yet determined the impact Statement 159 might have on its consolidated financial statements upon adoption.

          ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Where appropriate, the following discussion relating to Croghan Bancshares, Inc. (“Croghan” or the “Corporation”) contains the insights of management into known events and trends that have or may be expected to have a material effect on Croghan’s operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties. When used herein, the terms “anticipates”, “believes”, “plans”, “intends”, “expects”, “estimates”, “projects” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation’s actual results may differ materially from those expressed or implied in such forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in regional and/or national economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation’s market area and competitive conditions in the financial services industry. Additional information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements is available in the Corporation’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, including the disclosure in “Item 1A. Risk Factors” of Part I of Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
The Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except to the extent required by law.
PERFORMANCE SUMMARY
Assets at March 31, 2007 totaled $452,696,000 compared to $458,858,000 at 2006 year end. Total cash and cash equivalents increased $4,504,000 during the quarter while total loans decreased to $349,949,000 at March 31, 2007 compared to $357,278,000 at 2006 year end. Total securities decreased to $58,156,000 from $61,913,000 at 2006 year end and total deposits decreased to $367,029,000 from $371,194,000 at 2006 year end.
Net income for the three-month period ended March 31, 2007 was $1,253,000 or $.70 per common share, compared to $1,418,000 or $.77 per common share for the same period in 2006. The March 31, 2007 results were positively impacted by an increase in total non-interest income and from a decrease in the provision for loan losses. Conversely, the first quarter operating results were negatively impacted by a decrease in net interest income and an increase in non-interest expenses. The decrease in net interest income resulted from a reduction in the average interest-earning asset base, as well as the decline in the net interest margin from 4.24 percent for the quarter ended March 31, 2006 to 4.05 percent for the quarter ended March 31, 2007.
FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at March 31, 2007 to 2006 year end.
Total loans decreased $7,329,000 or 2.1 percent from year-end. The decrease in loans resulted from seasonal reductions from our commercial borrowers and continued soft demand in residential real estate and consumer loans.

Total securities decreased $3,757,000 or 6.1 percent from year-end. There were no security purchases or sales during the period. Proceeds from maturities were principally used for daily liquidity purposes to offset the decline in total deposits and to make principal payments on term debt.
Total deposits decreased $4,165,000 or 1.1 percent from year-end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $2,684,000 or 1.3 percent and the time deposit category decreased $1,481,000 or 0.9 percent. Competition for core deposits, especially those in the liquid deposit category, from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms) continues to be very intense. Croghan continuously strives to maintain a balance between its deposit needs for funding anticipated loan demand and the necessary deposit pricing structure to maintain interest margin.
Stockholders’ equity at March 31, 2007 increased to $51,520,000 or $29.04 book value per common share compared to $51,163,000 or $28.65 book value per common share at December 31, 2006. The balance in stockholders’ equity at March 31, 2007 included an accumulated other comprehensive loss consisting of net unrealized losses on securities classified as available-for-sale, net of related income taxes. At March 31, 2007, Croghan held $53,520,000 in available-for-sale securities with an unrealized loss of $120,000, net of income taxes. This compares to 2006 year-end holdings of $57,273,000 in available-for-sale securities with an unrealized loss of $206,000, net of income taxes.
Beginning in February 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through August 4, 2007. Since the inception of the program, a total of 147,932 shares have been repurchased as treasury shares. The 140,123 treasury shares held as of March 31, 2007 and 128,403 shares held as of December 31, 2006 are reported at their acquired cost.
Consistent with the Corporation’s quarterly dividend policy, a cash dividend of $.31 per share was declared on March 13, 2007, payable on April 30, 2007 to shareholders of record as of April 13, 2007.
NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, decreased $217,000 or 4.9 percent for the three-month period ended March 31, 2007 as compared to the same period in 2006. The net interest yield (net interest income divided by average interest-earning assets) was 4.05 percent for the three-month period ended March 31, 2007 compared to 4.24 percent for the same period in 2006.
Four managed interest rate increases, totaling 100 basis points, have been instituted by the Federal Reserve Open Market Committee since January 1, 2006. Although these managed interest rate increases did afford a very slight improvement in Croghan’s net interest margin during the first quarter of 2006, the continued flat treasury-yield curve has contributed to a steady decline in Croghan’s net interest margin since the first quarter of 2006. The sustained flat treasury-yield curve continues to create a very difficult environment for improving net interest margin and net interest income.
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
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
	(Dollars in thousands)
Provision for loan losses charged to expense	$—	$35
Net loan charge-offs	76	122
Annualized net loan charge-offs as a percent of average outstanding loans	.09%	.15%
The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$3,302	$3,795
Loans contractually past due 90 days or more and still accruing interest	374	716
Restructured loans	30	—
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	10,452	8,199

Total potential problem and non-performing loans	$14,158	$12,710

Allowance for loan losses	$3,524	$3,600

Allowance for loan losses as a percent of period-end loans	1.01%	1.01%
There was no provision for loan losses for the three month period ended March 31, 2007, compared to $35,000 for the same period in 2006. The decrease in the year-to-date 2007 provision for loan losses as compared to 2006 is attributable to the decline in the loan charge-off activity and general improvement in the overall quality of the loan portfolio as evidenced by the decline in loans contractually past due 90 days or more and nonaccrual loans. Actual net loan charge-offs decreased to $76,000 for the first three months of 2007 compared to $122,000 during the same period in 2006. Total potential problem and non-performing loans, which are summarized in the preceding table, increased $1,448,000 or 11.4 percent to $14,158,000 at March 31, 2007, compared to $12,710,000 at December 31, 2006. Components of potential problem and non-performing loans that were favorable at March 31, 2007, as compared to December 31, 2006, included a $493,000 decrease in nonaccrual loans and a $342,000 decrease in loans past due 90 days or more and still accruing interest. Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured increased $2,253,000 or 27.5% during the first three months of 2007 when compared to December 31, 2006. As illustrated in the tables below, $9,760,000 or 93.1 percent of total potential problem loans are less than 30 days past due and 99.8 percent are secured with collateral.

Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the above-noted potential problem loans totaling $10,452,000 at March 31, 2007, are currently performing loans (less than 90 days past due) and a majority are collateralized by an interest in real property.
The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Potential problem loans not currently past due	$5,775	$5,260
Potential problem loans past due one day or more but less than 10 days	1,752	843
Potential problem loans past due 10 days or more but less than 30 days	2,203	745
Potential problem loans past due 30 days or more but less than 60 days	661	1,175
Potential problem loans past due 60 days or more but less than 90 days	61	176

Total potential problem loans	$10,452	$8,199

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Collateralized by an interest in real property	$7,766	$6,679
Collateralized by an interest in assets other than real property	2,667	1,500
Unsecured	19	20

Total potential problem loans	$10,452	$8,199

The aforementioned asset quality trends will continue to be monitored throughout 2007 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management considers the allowance at March 31, 2007 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.
NON-INTEREST INCOME
Total non-interest income increased $57,000 or 8.1 percent for the three-month period ended March 31, 2007, compared to the same period in 2006. Trust income increased $49,000 or 30.8 percent for the three-month period ended March 31, 2007 compared to the same period in 2006. The increase in trust income was due to an increase in fees and assets under management.
NON-INTEREST EXPENSES
Total non-interest expenses increased $107,000 or 3.5 percent for the three-month period ended March 31, 2007, as compared to the same period in 2006. Salaries, wages and employee benefits increased $8,000 or .4 percent between comparable three-month periods. Occupancy of premises expense increased $8,000 or 4.0 percent between comparable three-month periods. Other operating expenses increased $90,000 or 8.6 percent between comparable three-month periods.
FEDERAL INCOME TAX EXPENSE
Federal income tax expense decreased $67,000 or 11.4 percent between comparable three-month periods which is in relation to the decrease in income before federal income taxes of 11.6 percent. The Corporation’s effective tax rate for the three months ended March 31, 2007 was 29.4 percent compared to 29.3 percent for the same period in 2006.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $13,697,000 for the three-month period ended March 31, 2007. This compares to $12,052,000 for the three-month period ended March 31, 2006 and $9,027,000 for the twelve-month period ended December 31, 2006.
Borrowings from the Federal Home Loan Bank totaled $16,000,000 at March 31, 2007, as compared to $24,300,000 at March 31, 2006 and $16,000,000 at December 31, 2006. Croghan obtained a $4,000,000 term loan in January 2005 from a correspondent bank with the loan proceeds used to facilitate the purchase of The Custar State Bank. While the loan only stipulates annual payments of interest with principal due in full by the loan’s maturity date of January 1, 2009, Croghan has made voluntary principal reductions of $2,800,000 through March 31, 2007, including $400,000 during the three-month period ended March 31, 2007, resulting in an outstanding term loan balance at March 31, 2007 of $1,200,000.
Capital expenditures for premises and equipment totaled $431,000 for the three-month period ended March 31, 2007, compared to $185,000 for the same period in 2006. The 2007 expenditures included completion of the new Clyde Banking Center and renovations at the Main Office. The new Clyde Banking Office was opened in early 2007.
Loan commitments, including letters of credit, as of March 31, 2007 totaled $75,521,000 compared to $73,439,000 at December 31, 2006. Many of these commitments are expected to expire without being drawn upon. Therefore, the total of these commitments does not necessarily represent future cash requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative information about market risk from the information provided in Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”).
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Management is not aware of any pending legal proceedings, except for an ongoing shareholder dispute regarding the inspection of the books and records of account of the Corporation and its subsidiary Bank and routine legal proceedings to which the Corporation’s subsidiary Bank is a party incidental to its banking business. Management considers none of those proceedings to be material.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of the 2006 Form 10-K, which could materially affect our business, financial condition and/or operating results. There have been no material changes from those risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the 2006 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable
(b)	Not applicable
(c)	The table below includes certain information regarding Croghan’s repurchase of its common shares during the quarterly period ended March 31, 2007:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)
01/01/07 through 01/31/07	None	None	None	61,224

02/01/07 through 02/28/07	12,230	$36.87	12,230	77,056

03/01/07 through 03/31/07	None	None	None	77,056

(1)	All share purchases were part of publicly announced programs and all were open-market transactions.

(2)	A stock buy-back program commencing on August 1, 2006 and ending on February 1, 2007 was announced on July 18, 2006 (pursuant to which a total of 29,502 shares were purchased prior to its expiration). A stock buy-back program commencing on February 4, 2007 and ending on August 4, 2007 was announced on January 16, 2007 in which up to 89,286 shares could be repurchased (with 2,988 shares purchased on February 9, 2007; 1,800 shares purchased on February 21, 2007; and 7,442 shares purchased on February 28, 2007).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
EXHIBIT 31.1 – Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer
EXHIBIT 31.2 – Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer
EXHIBIT 32 – Section 1350 Certification — Principal Executive Officer and Principal Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROGHAN BANCSHARES, INC. Registrant
Date: April 25, 2007	By:	/s/ Steven C. Futrell
Steven C. Futrell, President and CEO
(Principal Executive Officer)

Date: April 25, 2007	By:	/s/ Kendall W. Rieman
Kendall W. Rieman, Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Filed herewith

32	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith