Form 10-Q
period 2007-06-30
CROGHAN BANCSHARES INC
filed 2007-07-26
CIK 887149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
0-20159

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
Yes ☐     No ☑
1,757,294 common shares, par value $12.50 per share, were outstanding as of July 26, 2007.
This document contains 22 pages. The Exhibit Index is on page 19 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	June 30	December 31
	2007	2006
	(Dollars in thousands, except par value)
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$12,268	11,843
Federal Funds Sold	1,500	—

Total cash and cash equivalents	13,768	11,843

SECURITIES
Available-for-sale, at fair value	50,061	57,273
Held-to-maturity, at amortized cost, fair value of $520 in 2007 and $1,031 in 2006	506	1,011
Restricted stock	3,629	3,629

Total securities	54,196	61,913

LOANS	347,450	357,278
Less: Allowance for loan losses	3,474	3,600

Net loans	343,976	353,678

Premises and equipment, net	7,945	7,904
Cash surrender value of life insurance	10,050	9,872
Goodwill	10,430	10,430
Core deposit intangible asset, net	317	346
Accrued interest receivable	2,091	2,271
Other assets	839	601

TOTAL ASSETS	$443,612	$458,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$46,432	$49,745
Savings, NOW and Money Market deposits	165,327	160,224
Time	151,840	161,225

Total deposits	363,599	371,194

Federal funds purchased and securities sold under repurchase agreements	8,814	15,388
Borrowed funds	16,900	17,600
Dividends payable	545	536
Other liabilities	2,210	2,977

Total liabilities	392,068	407,695

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	179	171
Retained earnings	33,527	31,961
Accumulated other comprehensive loss	(293)	(206)
Treasury stock, 156,815 shares in 2007 and 128,403 shares in 2006, at cost	(5,795)	(4,689)

Total stockholders’ equity	51,544	51,163

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$443,612	$458,858

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	June 30
	2007	2006
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$6,391	$5,910
Securities:
Obligations of U.S. Government agencies and corporations	335	457
Obligations of states and political subdivisions	193	229
Other	66	62
Federal funds sold	32	12

Total interest income	7,017	6,670

INTEREST EXPENSE
Deposits	2,347	1,921
Other borrowings	300	380

Total interest expense	2,647	2,301

Net interest income	4,370	4,369

PROVISION FOR LOAN LOSSES	—	15

Net interest income, after provision for loan losses	4,370	4,354

NON-INTEREST INCOME
Trust income	217	176
Service charges on deposit accounts	369	352
Gain on sale of securities	—	1
Other	232	229

Total non-interest income	818	758

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	1,791	1,731
Occupancy of premises	199	185
Amortization of core deposit intangible asset	14	15
Other operating	1,175	1,139

Total non-interest expenses	3,179	3,070

Income before federal income taxes	2,009	2,042

FEDERAL INCOME TAXES	601	605

NET INCOME	$1,408	$1,437

Net income per share, based on 1,766,112 shares in 2007 and 1,820,835 shares in 2006	$0.80	$0.79

Dividends declared per share, based on 1,757,294 shares in 2007 and 1,814,475 shares in 2006	$0.31	$0.30

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Six months ended
	June 30
	2007	2006
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$12,618	$11,577
Securities:
Obligations of U.S. Government agencies and corporations	699	995
Obligations of states and political subdivisions	389	463
Other	136	124
Federal funds sold	76	13

Total interest income	13,918	13,172

INTEREST EXPENSE
Deposits	4,708	3,618
Other borrowings	652	780

Total interest expense	5,360	4,398

Net interest income	8,558	8,774

PROVISION FOR LOAN LOSSES	—	50

Net interest income, after provision for loan losses	8,558	8,724

NON-INTEREST INCOME
Trust income	425	335
Service charges on deposit accounts	694	676
Gain on sale of securities	—	1
Other	459	449

Total non-interest income	1,578	1,461

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	3,603	3,535
Occupancy of premises	408	386
Amortization of core deposit intangible asset	29	29
Other operating	2,313	2,187

Total non-interest expenses	6,353	6,137

Income before federal income taxes	3,783	4,048

FEDERAL INCOME TAXES	1,122	1,193

NET INCOME	$2,661	$2,855

Net income per share, based on 1,773,398 shares in 2007 and 1,827,995 shares in 2006	$1.50	$1.56

Dividends declared per share	$0.62	$0.60

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	June 30
	2007	2006
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$51,520	$49,979

Comprehensive Income:
Net income	1,408	1,437
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	(173)	(204)

Total comprehensive income	1,235	1,233

Proceeds from issuance of treasury shares, 253 shares in 2007 and 275 shares in 2006	10	10

Purchase of 16,945 treasury shares in 2007 and 14,128 shares in 2006	(676)	(530)

Cash dividends declared, $.31 per share in 2007 and $.30 per share in 2006	(545)	(544)

BALANCE AT END OF PERIOD	$51,544	$50,148

	Six months ended
	June 30
	2007	2006
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$51,163	$49,931

Comprehensive Income:
Net income	2,661	2,855
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	(87)	(433)

Total comprehensive income	2,574	2,422

Proceeds from issuance of treasury shares, 763 shares in 2007 and 877 shares in 2006	29	32

Purchase of treasury shares, 29,175 shares in 2007 and 30,628 shares in 2006	(1,127)	(1,145)

Cash dividends declared, $.62 per share in 2007 and $.60 per share in 2006	(1,095)	(1,092)

BALANCE AT END OF PERIOD	$51,544	$50,148

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30
	2007	2006
	(Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES	$2,384	$3,124

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	—	(4,971)
Proceeds from maturities of securities	7,454	14,657
Proceeds from sales of available-for-sale securities	—	1,326
Net decrease (increase) in loans	9,670	(2,507)
Additions to premises and equipment	(509)	(320)

Net cash from investing activities	16,615	8,185

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(7,595)	(4,814)
Net change in federal funds purchased and securities sold under repurchase agreements	(6,574)	(855)
Net change in borrowed funds	(700)	(2,750)
Proceeds from issuance of treasury shares	29	32
Cash dividends paid	(1,086)	(1,083)
Purchase of treasury stock	(1,127)	(1,145)
Payment of deferred compensation	(21)	(73)

Net cash from financing activities	(17,074)	(10,688)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,925	621

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,843	12,338

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,768	$12,959

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$5,716	$4,323

Federal income taxes	$1,380	$980

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
June 30, 2007
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2006 contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full year.
(2) New Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation adopted FIN 48 as of January 1, 2007, and the adoption had no impact on the Corporation’s consolidated financial statements.
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
PERFORMANCE SUMMARY
Assets at June 30, 2007 totaled $443,612,000 compared to $458,858,000 at 2006 year end. Total cash and cash equivalents increased $1,925,000 during the first six months of 2007, while total loans decreased to $347,450,000 at June 30, 2007 compared to $357,278,000 at 2006 year end. Total securities decreased to $54,196,000 from $61,913,000 at 2006 year end, and total deposits decreased to $363,599,000 from $371,194,000 at 2006 year end.
Net income for the three-month period ended June 30, 2007 was $1,408,000 or $.80 per common share, compared to $1,437,000 or $.79 per common share for the same period in 2006. Net income for the six-month period ended June 30, 2007 was $2,661,000 or $1.50 per common share, compared to $2,855,000 or $1.56 per common share for the same period in 2006. The June 30, 2007 quarterly and year-to-date results were positively impacted by an increase in total non-interest income and from a decrease in the provision for loan losses. Conversely, the second quarter and year-to-date operating results were negatively impacted by an increase in non-interest expenses. Net income for the six-month period ended June 30, 2007 was also negatively impacted by a decrease in net interest income when compared to the same period in 2006.
FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at June 30, 2007 to 2006 year end.
Total loans decreased $9,828,000 or 2.75 percent from year-end. The decrease in loans resulted from continued low consumer and residential real estate loan demand in the local market area.

Croghan did, however, experience some growth in its commercial real estate loan portfolio during the first six months of 2007.
Total securities decreased $7,717,000 or 12.46 percent from 2006 year-end. There were no security purchases or sales during the six-month period ended June 30, 2007. Proceeds from maturities were principally used for daily liquidity purposes to offset the decline in total deposits and to make principal payments on term debt.
Total deposits decreased $7,595,000 or 2.05 percent from 2006 year-end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) increased $1,790,000 or .85 percent and the time deposit category decreased $9,385,000 or 5.82 percent. Competition for core deposits, especially those in the liquid deposit category, from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms) continues to be very intense. Croghan continuously strives to maintain a balance between its deposit needs for funding anticipated loan demand and the necessary deposit pricing structure to maintain interest margin.
Stockholders’ equity at June 30, 2007 increased to $51,544,000 or $29.33 book value per common share compared to $51,163,000 or $28.65 book value per common share at December 31, 2006. The balance in stockholders’ equity at June 30, 2007 included an accumulated other comprehensive loss consisting of net unrealized losses on securities classified as available-for-sale, net of related income taxes. At June 30, 2007, Croghan held $50,061,000 in available-for-sale securities with an unrealized loss of $293,000, net of income taxes. This compares to 2006 year-end holdings of $57,273,000 in available-for-sale securities with an unrealized loss of $206,000, net of income taxes.
Beginning in February 2002, Croghan instituted a stock buy-back program, which was subsequently extended through August 4, 2007. On July 17, 2007, the Board of Directors approved the extension of the stock buy-back program through February 1, 2008. Up to 5% of Croghan’s outstanding common shares may periodically be purchased in the over-the-counter market during the six-month period commencing August 1, 2007, depending upon the availability of shares, prevailing market prices, and other possible considerations which might affect the advisability of purchasing shares. Since the inception of the program, a total of 164,877 shares have been repurchased as treasury shares. The 156,815 treasury shares held as of June 30, 2007 and 128,403 shares held as of December 31, 2006 are reported at their acquired cost.
Consistent with the Corporation’s quarterly dividend policy, a cash dividend of $.31 per share was declared on June 12, 2007, payable on July 31, 2007 to shareholders of record as of July 13, 2007.
NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $1,000 for the three-month period ended June 30, 2007 as compared to the same period in 2006. Net interest income decreased $216,000 or 2.46 percent for the six-month period ended June 30, 2007 as compared to the same period in 2006. The net interest yield (net interest income divided by average interest-earning assets) was 4.16 percent for the six-month period ended June 30, 2007 compared to 4.24 percent for the same period in 2006.
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
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
	(Dollars in thousands)

Provision for loan losses charged to expense	$—	$50
Net loan charge-offs	126	191
Annualized net loan charge-offs as a percent of average outstanding loans	.07%	.11%
The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)

Nonaccrual loans	$3,131	$3,795
Loans contractually past due 90 days or more and still accruing interest	246	716
Restructured loans	27	—
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	9,820	8,199

Total potential problem and non-performing loans	$13,224	$12,710

Allowance for loan losses	$3,474	$3,600

Allowance for loan losses as a percent of period-end loans	1.00%	1.01%
There was no provision for loan losses for the six-month period ended June 30, 2007, compared to $50,000 for the same period in 2006. The decrease in the year-to-date 2007 provision for loan losses as compared to 2006 is attributable to the decline in the loan charge-off activity and general improvement in the overall quality of the loan portfolio as evidenced by the decline in loans contractually past due 90 days or more and nonaccrual loans. Actual net loan charge-offs decreased to $126,000 for the first six months of 2007 compared to $191,000 during the same period in 2006. Total potential problem and non-performing loans, which are summarized in the preceding table, increased $514,000 or 4.04 percent to $13,224,000 at June 30, 2007, compared to $12,710,000 at December 31, 2006. Components of potential problem and non-performing loans that were favorable at June 30, 2007, as compared to December 31, 2006, included a $664,000 decrease in nonaccrual loans and a $470,000 decrease in loans past due 90 days or more and still accruing interest. Potential problem loans, other than those past due 90 days or more, nonaccrual or restructured increased $1,621,000 or 19.77% during the first six months of 2007 when compared to December 31,

2006. As illustrated in the tables below, $8,222,000 or 83.72 percent of total potential problem loans are less than 30 days past due and 99.81 percent are secured with collateral.
Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the above-noted potential problem loans totaling $9,820,000 at June 30, 2007, are currently performing loans (less than 90 days past due) and a majority are collateralized by an interest in real property.
The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)

Potential problem loans not currently past due	$5,080	$5,260
Potential problem loans past due one day or more but less than 10 days	2,438	843
Potential problem loans past due 10 days or more but less than 30 days	704	745
Potential problem loans past due 30 days or more but less than 60 days	561	1,175
Potential problem loans past due 60 days or more but less than 90 days	1,037	176

Total potential problem loans	$9,820	$8,199

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)

Collateralized by an interest in real property	$7,144	$6,679
Collateralized by an interest in assets other than real property	2,657	1,500
Unsecured	19	20

Total potential problem loans	$9,820	$8,199

The aforementioned asset quality trends will continue to be monitored throughout 2007 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management considers the allowance at June 30, 2007 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.
NON-INTEREST INCOME
Total non-interest income increased $60,000 or 7.92 percent for the three-month period ended June 30, 2007 compared to the same period in 2006, and increased $117,000 or 8.01 percent for the six-month period ended June 30, 2007, compared to the same period in 2006. Increases in non-interest income were due primarily to increases in trust income and service charges on deposit accounts. Trust income increased $90,000 or 26.87 percent for the six-month period ended June 30, 2007, and $41,000 or 23.30 percent for the three-month period ended June 30, 2007, compared to the same period in 2006. The increases in trust income were due to an increase in fees and assets under management as well as fees from estate settlements.
NON-INTEREST EXPENSES
Total non-interest expenses increased $109,000 or 3.55 percent for the three-month period ended June 30, 2007, as compared to the same period in 2006, and total non-interest expenses increased $216,000 or 3.52 percent for the six-month period ended June 30, 2007, as compared to the same period in 2006. Salaries, wages and employee benefits increased $60,000 or 3.47 percent between comparable three-month periods and increased $68,000 or 1.92 percent between comparable six-month periods. Occupancy of premises expense increased $14,000 or 7.57 percent between comparable three-month periods and increased $22,000 or 5.70 percent between comparable six-month periods. Other operating expenses increased $36,000 or 3.16 percent between comparable three-month periods and increased $126,000 or 5.76 percent between comparable six-month periods.
FEDERAL INCOME TAX EXPENSE
Federal income tax expense decreased $4,000 between comparable three-month periods and $71,000 or 5.95 percent between comparable six-month periods which is in relation to the decrease in income before federal income taxes of 6.55 percent. The Corporation’s effective tax rate for the six months ended June 30, 2007 was 29.7 percent compared to 29.5 percent for the same period in 2006.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $12,299,000 for the six-month period ended June 30, 2007. This compares to $9,027,000 for the twelve-month period ended December 31, 2006 and $10,424,000 for the six-month period ended June 30, 2006.
Borrowings from the Federal Home Loan Bank totaled $16,000,000 at June 30, 2007, as compared to $24,300,000 at June 30, 2006 and $16,000,000 at December 31, 2006. Croghan obtained a $4,000,000 term loan in January 2005 from a correspondent bank with the loan proceeds used to facilitate the purchase of The Custar State Bank. While the loan only stipulates annual payments of interest with principal due in full by the loan’s maturity date of January 1, 2009, Croghan has made voluntary principal reductions of $3,100,000 through June 30, 2007, including $700,000 during the six-month period ended June 30, 2007, resulting in an outstanding term loan balance at June 30, 2007 of $900,000.
Capital expenditures for premises and equipment totaled $509,000 for the six-month period ended June 30, 2007, compared to $320,000 for the same period in 2006. The 2007 expenditures included completion of the new Clyde Banking Center and renovations at the Main Office. The new Clyde Banking Office opened in early 2007.
Loan commitments, including letters of credit, as of June 30, 2007 totaled $74,749,000 compared to $73,439,000 at December 31, 2006. Many of these commitments are expected to expire without being drawn upon. Therefore, the total of these commitments does not necessarily represent future cash requirements.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The table below includes certain information regarding Croghan’s repurchase of its common shares during the quarterly period ended June 30, 2007:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)

04/01/07 through 04/30/07	None	None	None	77,056

05/01/07 through 05/31/07	16,945	$39.91	16,945	60,111

06/01/07 through 06/30/07	None	None	None	60,111

(1)	All share purchases were part of publicly announced programs and all were open-market transactions.

(2)	A stock buy-back program commencing on February 4, 2007 and ending on August 4, 2007 was approved on January 16, 2007 in which up to 89,286 shares could be repurchased (with 2,988 shares purchased on February 9, 2007; 1,800 shares purchased on February 21, 2007; 7,442 shares purchased on February 28, 2007; 5,403 shares purchased on May 9, 2007; 5,542 shares purchased on May 17, 2007; 2,300 shares purchased on May 29, 2007; and 3,700 shares purchased on May 31, 2007). A stock buy-back program commencing August 1, 2007 and ending February 1, 2008 was approved on July 17, 2007 in which up to 87,864 shares may be repurchased.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of shareholders of Croghan Bancshares, Inc. was held on May 8, 2007.

(b)	Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the annual meeting, Thomas W. McLaughlin was elected, as a director for a term expiring in 2009, and the following directors were elected for terms expiring in 2010: James E. Bowlus, James R. Faist, Daniel W. Lease, and Allan E. Mehlow. The following Directors also remain in office with terms expiring in 2008 and 2009: Michael D. Allen Sr., Steven C. Futrell, Claire F. Johansen, Stephen A. Kemper, J. Terrence Wolfe, and Gary L. Zimmerman.

(c)	Matters voted upon at the annual meeting of shareholders:
(1) Election of one Director for a term expiring in 2009:

Nominee	For	Withheld
Thomas W. McLaughlin	1,226,988	68,899
(2) Election of four directors for terms expiring in 2010:

Nominee	For	Withheld
James E. Bowlus	1,286,630	9,257
Nathan G. Danziger	35,435	0
James R. Faist	1,286,630	9,257
Daniel W. Lease	1,286,630	9,257
Allan E. Mehlow	1,251,195	9,257
(3) Shareholder proposal urging the Board of Directors to take the steps necessary to declassify the Board (defeated)

For	Against	Abstain
55,198	867,756	27,890
(4) Shareholder proposal urging the Board of Directors to adopt a policy to elect an independent Chairman of the Board (defeated)

For	Against	Abstain
57,359	868,496	24,989
(5) Shareholder proposal to amend the Company’s Code of Regulations to add a new provision relating to shareholder nominees for election to the Board (defeated)

For	Against	Abstain
52,749	874,075	24,020
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
EXHIBIT 31.1 — Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer
EXHIBIT 31.2 — Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer
EXHIBIT 32 — Section 1350 Certification — Principal Executive Officer and Principal Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROGHAN BANCSHARES, INC. Registrant

Date: July 26, 2007	By:	/s/ Steven C. Futrell
Steven C. Futrell, President and CEO
(Principal Executive Officer)

Date: July 26, 2007	By:	/s/ Kendall W. Rieman
Kendall W. Rieman, Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Filed herewith

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer	Filed herewith