Form 10-Q
period 2007-09-30
CROGHAN BANCSHARES INC
filed 2007-10-26
CIK 887149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
0-20159

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     1,755,499 common shares, par value $12.50 per share, were outstanding as of October 26, 2007.
This document contains 22 pages. The Exhibit Index is on page 19 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	September 30	December 31
	2007	2006
	(Dollars in thousands, except par value)

ASSETS

CASH AND CASH EQUIVALENTS	$12,000	11,843

SECURITIES
Available-for-sale, at fair value	49,307	57,273
Held-to-maturity, at amortized cost, fair value of $526 in 2007 and $1,031 in 2006	506	1,011
Restricted stock	3,629	3,629

Total securities	53,442	61,913

LOANS	345,493	357,278
Less: Allowance for loan losses	3,368	3,600

Net loans	342,125	353,678

Premises and equipment, net	7,811	7,904
Cash surrender value of life insurance	10,128	9,872
Goodwill	10,430	10,430
Core deposit intangible asset, net	303	346
Accrued interest receivable	2,196	2,271
Other assets	801	601

TOTAL ASSETS	$439,236	$458,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$47,580	$49,745
Savings, NOW and Money Market deposits	157,899	160,224
Time	151,182	161,225

Total deposits	356,661	371,194

Federal funds purchased and securities sold under repurchase agreements	11,659	15,388
Borrowed funds	14,700	17,600
Dividends payable	544	536
Other liabilities	2,972	2,977

Total liabilities	386,536	407,695

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	179	171
Retained earnings	34,470	31,961
Accumulated other comprehensive loss	(8)	(206)
Treasury stock, 158,610 shares in 2007 and 128,403 shares in 2006, at cost	(5,867)	(4,689)

Total stockholders’ equity	52,700	51,163

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$439,236	$458,858

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	September 30
	2007	2006
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$6,329	$6,093
Securities:
Obligations of U.S. Government agencies and corporations	304	378
Obligations of states and political subdivisions	189	222
Other	66	63
Federal funds sold	99	37

Total interest income	6,987	6,793

INTEREST EXPENSE
Deposits	2,339	2,243
Other borrowings	263	287

Total interest expense	2,602	2,530

Net interest income	4,385	4,263

PROVISION FOR LOAN LOSSES	—	230

Net interest income, after provision for loan losses	4,385	4,033

NON-INTEREST INCOME
Trust income	240	198
Service charges on deposit accounts	428	364
Other	233	224

Total non-interest income	901	786

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	1,775	1,610
Occupancy of premises	212	193
Amortization of core deposit intangible asset	14	14
Other operating	1,149	1,189

Total non-interest expenses	3,150	3,006

Income before federal income taxes	2,136	1,813

FEDERAL INCOME TAXES	649	529

NET INCOME	$1,487	$1,284

Net income per share, based on 1,756,397 shares in 2007 and 1,806,207 shares in 2006	$0.85	$0.71

Dividends declared, based on 1,755,499 shares in 2007 and 1,799,313 shares in 2006	$0.31	$0.30

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Nine months ended
	September 30
	2007	2006
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$18,947	$17,670
Securities:
Obligations of U.S. Government agencies and corporations	1,003	1,373
Obligations of states and political subdivisions	578	685
Other	202	187
Federal funds sold	175	50

Total interest income	20,905	19,965

INTEREST EXPENSE
Deposits	7,047	5,861
Other borrowings	915	1,067

Total interest expense	7,962	6,928

Net interest income	12,943	13,037

PROVISION FOR LOAN LOSSES	—	280

Net interest income, after provision for loan losses	12,943	12,757

NON-INTEREST INCOME
Trust income	665	533
Service charges on deposit accounts	1,122	1,040
Gain (loss) on sale of securities	—	1
Other	692	673

Total non-interest income	2,479	2,247

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	5,378	5,145
Occupancy of premises	620	579
Amortization of core deposit intangible asset	43	43
Other operating	3,462	3,376

Total non-interest expenses	9,503	9,143

Income before federal income taxes	5,919	5,861

FEDERAL INCOME TAXES	1,771	1,722

NET INCOME	$4,148	$4,139

Net income per share, based on 1,767,669 shares in 2007 and 1,820,653 shares in 2006	$2.35	$2.27

Dividends declared per share	$0.93	$0.90

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	September 30
	2007	2006
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$51,544	$50,148

Comprehensive Income:
Net income	1,487	1,284
Change in net unrealized loss on securities available-for-sale, net of reclassification adjustments and related income taxes	285	543

Total comprehensive income	1,772	1,827

Proceeds from issuance of 340 treasury shares	—	13

Purchase of 1,795 treasury shares in 2007 and 15,502 shares in 2006	(72)	(584)

Cash dividends declared, $.31 per share in 2007 and $.30 per share in 2006	(544)	(540)

BALANCE AT END OF PERIOD	$52,700	$50,864

See note to consolidated financial statements.

	Nine months ended
	September 30
	2007	2006
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$51,163	$49,931

Comprehensive Income:
Net income	4,148	4,139
Change in net unrealized loss on securities available-for-sale, net of reclassification adjustments and related income taxes	198	110

Total comprehensive income	4,346	4,249

Proceeds from issuance of treasury shares, 763 shares in 2007 and 1,217 shares in 2006	29	45

Purchase of treasury shares, 30,970 shares in 2007 and 46,130 shares in 2006	(1,199)	(1,729)

Cash dividends declared, $.93 per share in 2007 and $.90 per share in 2006	(1,639)	(1,632)

BALANCE AT END OF PERIOD	$52,700	$50,864

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30
	2007	2006
	(Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES	$4,726	$5,129

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(5,114)	(4,970)
Proceeds from maturities of securities	13,722	21,683
Proceeds from sales of available-for-sale securities	—	1,326
Net decrease (increase) in loans	11,432	(2,724)
Additions to premises and equipment	(635)	(798)

Net cash from investing activities	19,405	14,517

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(14,533)	(1,997)
Net change in federal funds purchased and securities sold under repurchase agreements	(3,729)	(3,975)
Net change in borrowed funds	(2,900)	(11,250)
Proceeds from issuance of treasury shares	29	45
Cash dividends paid	(1,631)	(1,627)
Purchase of treasury stock	(1,199)	(1,729)
Payment of deferred compensation	(11)	(73)

Net cash from financing activities	(23,974)	(20,606)

NET CHANGE IN CASH AND CASH EQUIVALENTS	157	(960)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,843	12,338

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,000	$11,378

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$8,646	$6,511

Federal income taxes	$1,825	$1,645

Transfer of loans to other real estate owned	$89	$—

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
September 30, 2007
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2006 contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the operating results for the full year.
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
Where appropriate, the following discussion relating to Croghan Bancshares, Inc. (“Croghan” or the “Corporation”) contains the insights of management into known events and trends that have or may be expected to have a material effect on Croghan’s operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties. When used herein, the terms “anticipates”, “believes”, “plans”, “intends”, “expects”, “estimates”, “projects” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation’s actual results may differ materially from those expressed or implied in such forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in regional and/or national economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation’s market area and competitive conditions in the financial services industry. Additional information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements is available in the Corporation’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, including the disclosure in "Item 1A. Risk Factors” of Part I of Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
The Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except to the extent required by law.
PERFORMANCE SUMMARY
Assets at September 30, 2007 totaled $439,236,000 compared to $458,858,000 at 2006 year end, a decrease of $19,622,000 or 4.3 percent. Total loans decreased $11,785,000 or 3.3 percent to $345,493,000 at September 30, 2007 compared to $357,278,000 at 2006 year end and total securities decreased $8,471,000 or 13.7 percent to $53,442,000 from $61,913,000 at 2006 year end. Total deposits decreased to $356,661,000 from $371,194,000 at 2006 year end.
Net income for the quarter ended September 30, 2007 was $1,487,000 or $.85 per common share, compared to $1,284,000 or $.71 per common share for the same period in 2006. Net income for the nine-month period ended September 30, 2007 was $4,148,000 or $2.35 per common share, compared to $4,139,000 or $2.27 per common share for the same period in 2006. The September 30, 2007 quarterly and year-to-date results were positively impacted by an increase in total non-interest income and from a decrease in the provision for loan losses. Net income for the quarter ended September 30, 2007 was positively impacted by an increase in net interest income when compared to the same period in 2006. Conversely, the third quarter and year-to-date operating results were negatively impacted by an increase in non-interest expenses. Net income for the nine-month period ended September 30, 2007 was also negatively impacted by a decrease in net interest income when compared to the same period in 2006.
FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at September 30, 2007 to 2006 year end.

Total loans at September 30, 2007 decreased $11,785,000 or 3.3 percent from year-end. The decrease in loans resulted from continued low loan demand in the local market area. Croghan did, however, experience some growth in its commercial real estate loan portfolio during the first nine months of 2007.
Total securities at September 30, 2007 decreased $8,471,000 or 13.7 percent from 2006 year-end. There were no security sales during the nine-month period ended September 30, 2007 and only $5,114,000 of purchases. Proceeds from maturities were principally used for daily liquidity purposes to offset the decline in total deposits and to make principal payments on term debt.
Total deposits decreased $14,533,000 or 3.9 percent from 2006 year-end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $4,490,000 or 2.1 percent and the time deposit category decreased $10,043,000 or 6.2 percent. Competition for core deposits, especially those in the time deposit category from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms) continues to be very intense. Croghan continuously strives to maintain a balance between its deposit needs for funding anticipated loan demand and the necessary deposit pricing structure to maintain interest margin.
Stockholders’ equity at September 30, 2007 increased to $52,700,000 or $30.02 book value per common share compared to $51,163,000 or $28.65 book value per common share at December 31, 2006. The balance in stockholders’ equity at September 30, 2007 included an accumulated other comprehensive loss consisting of net unrealized losses on securities classified as available-for-sale, net of related income taxes. At September 30, 2007, Croghan held $49,307,000 in available-for-sale securities with an unrealized loss of $8,000, net of income taxes. This compares to 2006 year-end holdings of $57,273,000 in available-for-sale securities with an unrealized loss of $206,000, net of income taxes.
Beginning in February 2002, Croghan instituted a stock buy-back program. On July 17, 2007, the Board of Directors approved the extension of the stock buy-back program through February 1, 2008. Up to 5% of Croghan’s outstanding common shares may periodically be purchased in the over-the-counter market during the six-month period commencing August 1, 2007, depending upon the availability of shares, prevailing market prices, and other possible considerations which might affect the advisability of purchasing shares. Since the inception of the program, a total of 166,672 shares have been repurchased as treasury shares. The 158,610 treasury shares held as of September 30, 2007 and 128,403 shares held as of December 31, 2006 are reported at their acquired cost.
Consistent with the Corporation’s quarterly dividend policy, a cash dividend of $.31 per share was declared on September 11, 2007, payable on October 31, 2007 to shareholders of record as of October 12, 2007.
NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $122,000 or 2.9 percent for the quarter ended September 30, 2007 as compared to the same period in 2006. Net interest income decreased $94,000 or .7 percent for the nine-month period ended September 30, 2007 as compared to the same period in 2006. The net interest yield (net interest income divided by average interest-earning assets) was 4.20 percent for the nine-month period ended September 30, 2007 compared to 4.22 percent for the same period in 2006.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES
Croghan’s comprehensive loan policy provides guidelines for managing credit risk and asset quality. The policy details acceptable lending practices, establishes loan-grading classifications and stipulates the use of a loan review process. Croghan directly employs two staff members dedicated to the credit analysis function to aid in facilitating the early identification of problem loans, to help ensure sound credit decisions and to assist in the determination of the allowance for loan losses. Croghan also engages an outside credit review firm to supplement the credit analysis function and to provide an independent assessment of the loan review process. Croghan’s loan policy, loan review process, and credit analysis staff facilitate management’s evaluation of the credit risk inherent in the lending function.
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
	(Dollars in thousands)

Provision for loan losses charged to expense	$—	$280
Net loan charge-offs	232	273
Annualized net loan charge-offs as a percent of average outstanding loans	.09%	.11%
The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)

Nonaccrual loans	$3,545	$3,795
Loans contractually past due 90 days or more and still accruing interest	189	716
Restructured loans	24	—
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	10,787	8,199

Total potential problem and non-performing loans	$14,545	$12,710

Allowance for loan losses	$3,368	$3,600

Allowance for loan losses as a percent of period-end loans	.97%	1.01%
There was no provision for loan losses for the nine-month period ended September 30, 2007, compared to a provision of $280,000 for the same period in 2006. The decrease in the year-to-date 2007 provision for loan losses as compared to 2006 is attributable to the decline in the loan charge-off activity and general improvement in the overall quality of the loan portfolio as evidenced by the decline in loans contractually past due 90 days or more and nonaccrual loans. Actual net loan charge-offs decreased to $232,000 for the first nine months of 2007 compared to $273,000 during the same period in 2006. Total potential problem and non-performing loans, which are summarized in the preceding table, increased $1,835,000 or 14.4 percent to $14,545,000 at September 30, 2007, compared to $12,710,000 at December 31, 2006. Components of potential problem and non-

performing loans that were favorable at September 30, 2007, as compared to December 31, 2006, included a $250,000 decrease in nonaccrual loans and a $527,000 decrease in loans past due 90 days or more and still accruing interest. Potential problem loans, other than those past due 90 days or more, nonaccrual or restructured increased $2,588,000 or 31.6 percent during the first nine months of 2007 when compared to December 31, 2006. The increase in this category was caused by several commercial loans that remain current, but their cash flow ratios do not meet Croghan’s credit review standards. As illustrated in the tables below, $9,491,000 or 88.0 percent of total potential problem loans are less than 30 days past due and substantially all are secured with collateral.
Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the above-noted potential problem loans, totaling $10,787,000 at September 30, 2007, are currently performing loans (less than 90 days past due) and a majority are collateralized by an interest in real property.
The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Potential problem loans not currently past due	$6,270	$5,260
Potential problem loans past due one day or more but less than 10 days	2,006	843
Potential problem loans past due 10 days or more but less than 30 days	1,215	745
Potential problem loans past due 30 days or more but less than 60 days	985	1,175
Potential problem loans past due 60 days or more but less than 90 days	311	176

Total potential problem loans	$10,787	$8,199

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Collateralized by an interest in real property	$6,790	$6,679
Collateralized by an interest in assets other than real property	3,972	1,500
Unsecured	25	20

Total potential problem loans	$10,787	$8,199

The aforementioned asset quality trends will continue to be monitored throughout 2007 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management considers the allowance at September 30, 2007 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.

NON-INTEREST INCOME
Total non-interest income increased $115,000 or 14.6 percent for the quarter ended September 30, 2007 compared to the same period in 2006, and increased $232,000 or 10.3 percent for the nine-month period ended September 30, 2007, compared to the same period in 2006. Increases in non-interest income were due primarily to increases in trust income and service charges on deposit accounts. Trust income increased $132,000 or 24.8 percent for the nine-month period ended September 30, 2007, and $42,000 or 21.2 percent for the quarter ended September 30, 2007, compared to the same period in 2006. The increases in trust income were due to an increase in fees and assets under management as well as fees from estate settlements.
NON-INTEREST EXPENSES
Total non-interest expenses increased $144,000 or 4.8 percent for the quarter ended September 30, 2007, as compared to the same period in 2006, and increased $360,000 or 3.9 percent for the nine-month period ended September 30, 2007, as compared to the same period in 2006. Salaries, wages and employee benefits increased $165,000 or 10.2 percent between comparable quarterly periods and $233,000 or 4.5 percent between comparable nine-month periods. Occupancy of premises expense increased $19,000 or 9.8 percent between comparable quarterly periods and increased $41,000 or 7.1 percent between comparable nine-month periods. Other operating expenses decreased $40,000 or 3.4 percent between comparable quarterly periods and increased $86,000 or 2.5 percent between comparable nine-month periods.
FEDERAL INCOME TAX EXPENSE
Federal income tax expense increased $120,000 or 22.7 percent between comparable quarterly periods and $49,000 or 2.8 percent between comparable nine-month periods which is in relation to the increase in income before federal income taxes. The Corporation’s effective tax rate for the nine months ended September 30, 2007 was 29.9 percent compared to 29.4 percent for the same period in 2006.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $11,692,000 for the nine-month period ended September 30, 2007. This compares to $9,027,000 for the twelve-month period ended December 31, 2006 and $9,255,000 for the nine-month period ended September 30, 2006.
Borrowings from the Federal Home Loan Bank totaled $14,500,000 at September 30, 2007, as compared to $16,000,000 at December 31, 2006. Croghan obtained a $4,000,000 term loan in January 2005 from a correspondent bank with the loan proceeds used to facilitate the purchase of The Custar State Bank. While the loan only stipulates annual payments of interest with principal due in full by the loan’s maturity date of January 1, 2009, Croghan has made voluntary principal reductions of $3,800,000 through September 30, 2007, including $1,400,000 during the nine-month period ended September 30, 2007, resulting in an outstanding term loan balance at September 30, 2007 of $200,000.
Capital expenditures for premises and equipment totaled $635,000 for the nine-month period ended September 30, 2007, compared to $798,000 for the same period in 2006. The 2006 and 2007 expenditures included the costs associated with the new Clyde Banking Office and renovations at the Main Office. The new Clyde Banking Office opened in early 2007.

Loan commitments, including letters of credit, as of September 30, 2007 totaled $75,186,000 compared to $73,439,000 at December 31, 2006. Many of these commitments are expected to expire without being drawn upon. Therefore, the total of these commitments does not necessarily represent future cash requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative information about market risk from the information provided in Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”).
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
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

(c)	Croghan’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which could materially affect our business, financial condition and/or operating results. There have been no material changes from those risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the 2006 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The table below includes certain information regarding Croghan’s repurchase of its common shares during the quarterly period ended September 30, 2007:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)

07/01/07 through 07/31/07	None	None	None	60,111

08/01/07 through 08/31/07	1,795	$39.75	1,795	86,069

09/01/07 through 09/30/07	None	None	None	86,069

(1)	All share purchases were part of publicly announced programs and all were open-market transactions.

(2)	A stock buy-back program commencing on February 4, 2007 and ending on August 4, 2007 was announced on January 16, 2007 in which up to 89,286 shares could be repurchased (with a total of 29,175 shares being purchased under such program prior to its expiration). A stock buy-back program commencing August 1, 2007 and ending on February 1, 2008 was announced on July 17, 2007 in which up to 87,864 shares may be repurchased (with 1,795 shares purchased on August 16, 2007).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit
Number	Description	Location

3.1	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.2	Amended Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

10.1	Employment Agreement, dated as of August 29, 2007, between The Croghan Colonial Bank and Steven C. Futrell	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2007 (File No. 0-20159)

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Included with this filing

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer	Included with this filing

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROGHAN BANCSHARES, INC.
Registrant
Date: October 26, 2007	By:	/s/ Steven C. Futrell
Steven C. Futrell, President and CEO
(Principal Executive Officer)

Date: October 26, 2007	By:	/s/ Kendall W. Rieman
Kendall W. Rieman, Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Location

3.1	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.2	Amended Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

10.1	Employment Agreement, dated as of August 29, 2007, between The Croghan Colonial Bank and Steven C. Futrell	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2007 (File No. 0-20159)

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Included with this filing

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer	Included with this filing