Form 10-K
period 2007-12-31
CROGHAN BANCSHARES INC
filed 2008-03-25
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007.
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
(Title of class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the Registrant’s common shares, par value $12.50 per share, held by non-affiliates as of June 30, 2007, based on the closing price quoted on the OTC Bulletin Board, was $64,501,990.
The Registrant had 1,745,418 common shares, par value $12.50 per share, outstanding as of February 28, 2008.
This document contains 86 pages. The Exhibit Index is on pages 33 and 34 and also immediately preceding the filed exhibits on pages 29 through 31.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 are incorporated by reference into PART II of this Annual Report on Form 10-K.

2.	Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 2008 are incorporated by reference into PART III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Croghan Bancshares, Inc. (the “Corporation”), was organized under the laws of the State of Ohio on September 27, 1983, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As the result of a reorganization effective in 1984, the Corporation acquired all of the voting shares of The Croghan Colonial Bank (the “Bank”), an Ohio chartered bank organized in 1888. The Bank is the only subsidiary of the Corporation and substantially all of the Corporation’s operations are conducted through the Bank. The principal offices of both the Corporation and the Bank are located at 323 Croghan Street, Fremont, Ohio. The Bank operates ten Ohio branch offices: one in Bellevue, one in Clyde, one in Custar, three in Fremont, one in Green Springs, one in Monroeville, one in Norwalk, and one in Port Clinton. Effective January 1, 2005, the Corporation acquired The Custar State Bank (“Custar”) with one banking office in Custar, Ohio and assets of $50,536,000 at the time of the acquisition.
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
Through the Bank, the Corporation operates in one industry segment — the commercial banking industry. The Bank conducts a general banking business embracing the usual functions of commercial, retail, and savings banking, including time, savings, money market and demand deposits; commercial, industrial, agricultural, real estate, consumer installment and credit card lending; safe deposit box rental; automatic teller machines; trust department services; and other services tailored for individual customers. The Bank originates and services secured and unsecured loans to individuals, firms and corporations. Direct loans are made to individuals and installment obligations are purchased from retailers, both with and without recourse. The Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Additionally, investment products bearing no FDIC insurance are offered through the Bank’s Trust and Investment Services Division.
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
The Corporation’s only sources of funds are dividends and interest paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. See “DIVIDEND RESTRICTIONS” beginning on page 19 of this Annual Report on Form 10-K.
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
Because the Corporation’s activities have been limited primarily to holding the common shares of the Bank, the following discussion of operations focuses primarily on the business of the Bank. The following discussion encompasses only domestic operations since neither the Corporation nor the Bank have any foreign operations or foreign loans.

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K which are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “believes”, “anticipates”, “targets”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such difference include, but are not limited to, the factors discussed under “Item 1A — Risk Factors” beginning on page 22 of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made and, except as required by law, the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to the Corporation or any person acting on its behalf are qualified by these cautionary statements.
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
The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Type of Loan: (1)
Commercial, financial and agricultural (2)	$38,057	$42,846	$40,358	$41,970	$39,814
Real estate — mortgage	282,407	277,085	255,418	223,185	213,402
Real estate — construction	11,427	13,467	13,641	17,515	11,564
Consumer	15,838	21,111	28,764	36,992	38,705
Credit card and other	2,785	2,769	2,729	2,827	2,807

	$350,514	$357,278	$340,910	$322,489	$306,292

(1)	The Bank made no foreign loans in 2007, 2006, 2005, 2004 or 2003.

(2)	Lease financing receivables, included in commercial, financial and agricultural, were $1,268,000 in 2007, $1,721,000 in 2006, $1,635,000 in 2005, $1,806,000 in 2004 and $1,986,000 in 2003.
Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2007, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges after 2007:

	Maturing
		After one
	Within	but within	After
	one year	five years	five years	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$3,489	$18,515	$16,053	$38,057
Real estate — construction	3,928	1,800	5,699	11,427

Total	$7,417	$20,315	$21,752	$49,484

	Interest
	Sensitivity
	Fixed	Variable
	Rate	Rate
	(Dollars in thousands)

Due after one but within five years	$ 6,843	$13,472
Due after five years	5,212	16,540

	$12,055	$30,012

The above maturity information is based on the contract terms at December 31, 2007, and does not include any possible “rollover” at maturity date. In the normal course of business, the Bank considers and acts upon the borrower’s request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower’s credit history, the collateral securing the loan, and the purpose for such request.
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
At December 31, 2007, the Bank had $38,057,000, or 10.9% of total loans, invested in commercial, financial and agricultural loans, of which $1,383,000 were non-performing loans (i.e., those loans in nonaccrual status or past due 90 days or more).
Real Estate — Mortgage Loans. The Bank makes non-residential real estate loans secured by first mortgages and/or junior mortgages on non-residential real estate, including retail stores, office buildings, warehouses and apartment buildings, and residential real estate loans secured by first mortgages on one-to-four family residences, with a majority being single-family residences.
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

At December 31, 2007, the Bank had $135,743,000, or 38.7% of total loans, invested in non-residential real estate loans, a majority of which were secured by properties located in the Northwestern Ohio area. At December 31, 2007, the Bank had $458,000 of non-performing loans of this type.
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
The Bank’s residential real estate loans amounted to $146,664,000 at December 31, 2007, which represented 41.8% of total loans. At December 31, 2007, the Bank had $607,000 of non-performing loans of this type.
Real Estate — Construction Loans. The Bank makes construction loans to finance land development prior to erecting new structures and the construction of new buildings or additions to existing buildings. During the construction period, these loans are structured with either fixed rates or adjustable rates of interest tied to changes in the national prime interest rate. Many of the construction loans originated by the Bank are made to owner-occupants for the construction of single-family homes. Other loans are made to builders and developers for various projects, including the construction of homes and other buildings that have not been pre-sold, and the preparation of land for site and project development.
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
At December 31, 2007, the Bank’s construction loans amounted to $11,427,000, or 3.3% of total loans, with no such loans in the non-performing category.
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
At December 31, 2007, the Bank had $15,838,000, or 4.5% of total loans, invested in consumer loans, $1,000 of which were non-performing.
Credit Card and Other Loans. Credit card and other loans are made to individuals for personal expenditures and principally arise from bank credit cards. Such loans generally pose the most risk as they are most frequently unsecured.

At December 31, 2007, the Bank had $2,785,000, or 0.8% of total loans, invested in credit card and other loans, $7,000 of which were non-performing.
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
Commercial, financial and agricultural loans are underwritten primarily on the basis of the stability of the income generated by the business and/or property. The personal guarantees of one or more principals of the borrower also are generally obtained. Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of the collateral, if any. The procedure for approval of real estate — construction loans is the same as for real estate – mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. The Bank also evaluates the feasibility of the proposed construction project and the experience and record of the builder.
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

The following table presents information concerning the amount of loans which contain certain risk elements at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)	$2,285	$3,795	$3,872	$933	$1,589

Loans contractually past due 90 days or more as to principal or interest payments and still accruing interest (2)	237	716	561	459	904

Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (3)	0	0	0	0	0

(1)	The amount of interest income that would have been recorded had all nonaccrual and renegotiated (of the type specified above) loans been current in accordance with their terms approximated $44,000 in 2007, $305,000 in 2006, $151,000 in 2005, $90,000 in 2004 and $153,000 in 2003. Actual interest included in income on these loans amounted to $176,000 in 2007, none in 2006 and 2005, $19,000 in 2004 and $125,000 in 2003.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.
In addition to the loan amounts identified in the preceding table, there were $9,405,000 of potential problem loans at December 31, 2007. While these loans are all currently performing, management has some doubt about the ability of the borrowers to continue to comply with all of their present loan repayment terms. Management typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower’s financial statements indicates the borrowing entity does not generate sufficient operating cash flow to adequately service its debts.
The Bank’s loans are spread over a broad range of industrial classifications. As of December 31, 2007, the Bank had no significant concentrations of loans (i.e., greater that 10% of total loans) to borrowers engaged in the same or similar industries.
Allowance for Loan Losses. The Bank maintains an allowance for loan losses to provide for loans that might not be repaid. At December 31, 2007, the Bank’s allowance for loan losses totaled $3,358,000. To determine the adequacy of the allowance for loan losses, the Bank performs a detailed quarterly analysis that focuses on delinquency trends within each loan category (i.e., commercial, real estate and consumer loans), the status of non-performing loans (i.e., impaired, nonaccrual and restructured loans, and loans past due 90 days or more), current and historic trends of charged-off loans within each category, existing local and national economic conditions, and changes in the volume and mix within each loan category. Additionally, loans that are identified as impaired are individually evaluated and specific reserves provided to the extent the loan amount exceeds anticipated future cash flows, including cash flows from the sale of the underlying collateral.
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

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for loan losses for such years:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Daily average amount of loans	$347,445	$341,079	$343,705	$313,330	$289,691

Allowance for loan losses at beginning of year	$3,600	$3,624	$3,431	$3,387	$3,689
Acquisition of The Custar State Bank	—	—	241	—	—

	3,600	3,624	3,672	3,387	3,689

Loan charge-offs:
Commercial, financial and agricultural	(3)	(93)	(53)	(37)	(107)
Real estate — mortgage	(259)	(136)	(226)	(209)	(303)
Real estate — construction	—	—	—	—	—
Consumer	(182)	(335)	(666)	(641)	(587)
Credit card and other	(55)	(37)	(66)	(81)	(65)

	(499)	(601)	(1,011)	(968)	(1,062)

Recoveries of loans previously charged off:
Commercial, financial and agricultural	38	34	33	35	21
Real estate — mortgage	36	3	3	39	19
Real estate — construction	—	—	—	—	—
Consumer	70	146	211	208	278
Credit card and other	13	14	11	14	12

	157	197	258	296	330

Net charge-offs	(342)	(404)	(753)	(672)	(732)

Additions to allowance charged to expense	100	380	705	716	430

Allowance for loan losses at end of year	$3,358	$3,600	$3,624	$3,431	$3,387

Allowance for loan losses as a percent of year-end loans	.96%	1.01%	1.06%	1.06%	1.11%

Ratio of net charge-offs during the year to average loans outstanding	.10%	.12%	.22%	.22%	.26%

The amount of charge-offs and recoveries fluctuate from year to year due to factors relating to the condition of the general economy and specific business segments. With the exception of one real estate-mortgage write-down for $100,000 in 2003, the largest individual charge-off in 2003 totaled $42,000 and the largest individual recovery totaled $17,000. With the exception of one real estate-mortgage write-down for $62,000 in 2004, the largest individual charge-off in 2004 totaled $48,000 and the largest individual recovery totaled $17,000. The 2005 charge-offs and recoveries did not include any significant individual amounts, with the largest charge-off totaling $29,000 and the largest recovery totaling $13,000. With the exception of one commercial loan charge-off for $63,000 in 2006, the largest individual write-down in 2006 totaled $48,000 and the largest individual recovery totaled $14,000. During 2007 there were five real estate charge-offs exceeding $25,000 with the largest charge-off being $67,000 and the aggregate being $213,000, and one consumer loan charge-off of $28,000. Otherwise, there were no individual charge-offs or recoveries exceeding $25,000 during 2007. There were no lease financing charge-offs or recoveries in any of the years presented.
As previously reported in a Current Report on Form 8-K, the Corporation announced that it expects a provision for loan and lease losses of approximately $650,000 for the quarter ending March 31, 2008. The increase in the loan loss provision expense resulted from the deterioration of one large commercial loan account which was charged-off during the first quarter. Historically, the Bank has experienced relatively low charge-offs within its commercial loan portfolio. Other than this one commercial loan charge-off, the Bank’s charge-offs for the first quarter are expected to be within historical charge-off levels. The Bank will continue to monitor the credit quality of its entire loan portfolio to maintain the allowance for loan losses at an appropriate level.

The following table allocates the allowance for loan losses for the periods indicated to each loan category. The allowance has been allocated to the categories of loans noted according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred based on specific credit analyses:

	December 31, 2007		December 31, 2006
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial and agricultural	$413	10.9%	$770	12.0%
Real estate — mortgage	2,528	80.5%	2,349	77.5%
Real estate — construction	35	3.3%	41	3.8%
Consumer	303	4.5%	362	5.9%
Credit card and other	79	.8%	78	.8%

	$3,358	100.0%	$3,600	100.0%

	December 31, 2005		December 31, 2004
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial and agricultural	$774	11.9%	$784	13.0%
Real estate — mortgage	2,248	74.9%	2,055	69.2%
Real estate — construction	17	4.0%	19	5.4%
Consumer	458	8.4%	471	11.5%
Credit card and other	127	.8%	102	.9%

	$3,624	100.0%	$3,431	100.0%

	December 31, 2003
		Percentage
		of loans to
	Allowance	total loans
	(Dollars in thousands)

Commercial, financial and agricultural	$796	13.0%
Real estate — mortgage	2,033	69.7%
Real estate — construction	20	3.8%
Consumer	439	12.6%
Credit card and other	99	.9%

	$3,387	100.0%

The Bank decreased its allowance for loan losses to $3,358,000 at December 31, 2007 from $3,600,000 at December 31, 2006. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance.
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
The following table sets forth the carrying amount of securities, which are presented on the basis of Statement of Financial Accounting Standards No. 115, at December 31, 2007, 2006, and 2005:

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations (1)	$27,395	$35,418	$51,500
Obligations of states and political subdivisions (2)	19,599	21,505	25,055
Other securities (2)	4,485	4,990	4,866

	$51,479	$61,913	$81,421

(1)	There were no holdings of U.S. Treasury securities at December 31, 2007, 2006 or 2005.

(2)	There were no securities of any single “issuer” where the aggregate carrying amount of such securities exceeded ten percent of stockholders’ equity.
The following table sets forth the maturities of securities at December 31, 2007 and the weighted average yields of such securities:

	Maturing
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations	$3,813	3.57%	$3,329	3.76%	$4,535	5.26%	$15,718	5.09%
Obligations of states and political subdivisions (1)	1,472	5.44%	8,201	5.33%	7,428	5.84%	2,498	6.63%
Other securities (2)	—	—	506	6.21%	—	—	—	—

	$5,285	4.09%	$12,036	4.88%	$11,963	5.62%	$18,216	5.30%

(1)	Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

(2)	Excludes equity investments of $3,979,000 which have no stated maturity.
DEPOSITS AND BORROWINGS
General. Deposits have traditionally been the Bank’s primary funding source for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest and principal repayments on loans and income from other earning assets. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate in response to economic conditions and interest rates. The Bank has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs. At December 31, 2007, the Bank did not have any federal funds purchased.
The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2007, the Bank had $11,106,000 in retail repurchase agreements.
During 2007, the Corporation repaid the remaining outstanding balance of a term loan, originated on January 1, 2005 to affect the purchase of Custar. Neither the Corporation nor the Bank had any capital lease obligations as of December 31, 2007. The Bank had future operating lease obligations totaling $209,000 at December 31, 2007 related to the following lease arrangements: the Port Clinton banking center, which is located in a retail supermarket in the Knollcrest Shopping Center; the new Norwalk banking center which is located at 60 Whittlesey Street, an ATM site north of Fremont; and the vacated Norwalk banking center located in the downtown business district. Additionally, the Bank has various future operating lease obligations aggregating less than $75,000 at December 31, 2007, for photocopying and mail processing equipment.

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
The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits are summarized for 2007, 2006 and 2005 in the following table:

	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)

Non-interest bearing demand deposits	$48,065	—	$46,179	—	$45,866	—
Interest-bearing demand deposits	61,219	1.46%	58,831	1.08%	62,676	.69%
Savings, including Money Market deposits	100,791	1.96%	92,823	1.48%	94,160	.75%
Time deposits	154,406	4.18%	168,428	3.71%	165,613	2.93%

Total	$364,481		$366,261		$368,315

Maturities of time deposits of $100,000 or more outstanding at December 31, 2007 are summarized as follows (dollars in thousands):

3 months or less	$7,988
Over 3 through 6 months	11,386
Over 6 through 12 months	13,727
Over 12 months	3,874

Total	$36,975

Borrowings. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds as needed to meet daily liquidity needs. As a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) since 1993, the Bank is authorized to obtain advances from the FHLB provided certain credit standards are met. The Bank had $24,500,000 in FHLB advances outstanding at December 31, 2007.
The following table sets forth the maximum month-end balance for the Bank’s outstanding short-term borrowings (i.e., federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest rates, for 2007, 2006 and 2005:

	2007	2006	2005
	(Dollars in thousands)

Balance at year-end	$11,106	$15,388	$10,825
Maximum balance at any month-end during the period	20,729	15,388	10,825
Average balance	11,808	9,027	8,084
Weighted average interest rate	3.41%	2.92%	1.67%

The following table sets forth the maximum month-end balance for the Bank’s outstanding long-term borrowings (i.e., FHLB advances and note payable to correspondent bank), along with the average aggregate balances and weighted average interest rates, for 2007, 2006 and 2005:

	2007	2006	2005
	(Dollars in thousands)

Balance at year-end	$24,500	$17,600	$29,050

Maximum balance at any month-end during the period	24,500	29,050	32,950

Average balance	16,225	22,865	29,639

Weighted average interest rate	4.88%	4.77%	4.01%
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
The Bank monitors its interest rate risk through a sensitivity analysis, which strives to measure potential changes in future earnings and the fair values of its financial instruments that could result from hypothetical changes in interest rates. The first step in this analysis is to estimate the expected cash flows from the Bank’s financial instruments using the interest rates in effect at December 31, 2007. To arrive at fair value estimates, the cash flows from the Bank’s financial instruments are discounted to their approximated present values. Hypothetical changes in interest rates are applied to those financial instruments, and the cash flows and fair value estimates are then simulated. When calculating the net interest income estimations, hypothetical rates are applied to the financial instruments based upon the assumed cash flows. The Bank applies interest rate “shocks” to its financial instruments of 100 and 200 basis points (1% and 2%) up and down for its net interest income, and 200 basis points (2%) up and down for the value of its equity.
The following table presents the potential sensitivity in the Bank’s annual net interest income to 100 and 200 basis-point changes in market interest rates and the potential sensitivity in the present value of the Bank’s equity if a sudden and sustained 200 basis-point change in market interest rates occurred (dollars in thousands):

	December 31, 2007
	Change in Dollars ($)	Change in Percent (%)

Annual Net Interest Income Impact
For a Change of +100 Basis Points	(1,098)	(6.4)
For a Change of - 100 Basis Points	204	1.2
For a Change of +200 Basis Points	(2,213)	(12.9)
For a Change of - 200 Basis Points	(390)	(2.3)

Impact on the Net Present Value of Equity
For a Change of +200 Basis Points	(4,193)	(6.9)
For a Change of - 200 Basis Points	(959)	(1.6)
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

The following table sets forth, for the years ended December 31, 2007, 2006 and 2005, the distribution of assets, liabilities and stockholders’ equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
				(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1) (2)	347,445	25,168	7.24%	341,079	23,926	7.01%	$343,705	$22,410	6.52%
Taxable securities	34,689	1,598	4.61%	46,188	1,994	4.32%	48,175	1,909	3.96%
Non-taxable securities	20,318	763	3.76%	23,902	891	3.73%	23,956	916	3.82%
Federal funds sold	4,488	223	4.97%	1,822	93	5.10%	4,535	150	3.31%

Total interest-earning assets	406,940	27,752	6.82%	412,991	26,904	6.51%	420,371	25,385	6.04%

Non-interest earning assets:
Cash and due from banks	13,775			11,708			11,965
Bank premises and equipment, net	7,948			7,542			7,719
Other assets	23,292			23,509			23,199
Less allowance for loan losses	(3,466)			(3,541)			(3,547)

Total	$448,489	$27,752		$452,209	$26,904		$459,707	$25,385

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	162,010	2,877	1.78%	151,654	2,009	1.32%	$156,836	$1,139	.73%
Time Deposits	154,406	6,447	4.18%	168,428	6,250	3.71%	165,613	4,848	2.93%
Federal funds purchased and securities sold under repurchase agreements	11,808	409	3.46%	9,027	263	2.91%	8,084	135	1.67%
Borrowed funds	17,066	791	4.64%	22,865	1,091	4.77%	29,639	1,188	4.01%

Total interest-bearing liabilities	345,290	10,524	3.05%	351,974	9,613	2.73%	360,172	7,310	2.03%

Non-interest-bearing liabilities:
Demand deposits	48,065			46,179			45,866
Other liabilities	3,123			3,699			3,617

	51,188			49,878			49,483

Stockholders’ equity	52,011			50,357			50,052

Total	$448,489	$10,524		$452,209	$9,613		$459,707	$7,310

Net interest income		$17,228			$17,291			$18,075

Net yield on interest-earning assets			4.23%			4.19%			4.30%

(1)	Included in loan interest income are loan fees of $506,000 in 2007, $586,000 in 2006, and $698,000 in 2005.

(2)	Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

	2007 compared to 2006			2006 compared to 2005
	Increase (decrease)			Increase (decrease)
	due to volume/rate (1)			due to volume/rate (1)
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)

Interest income:
Loans receivable	$452	790	1,242	($172)	1,688	1,516
Taxable securities	(523)	127	(396)	(81)	166	85
Non-taxable securities	(135)	7	(128)	(2)	(23)	(25)
Federal funds sold	133	(3)	130	(115)	58	(57)

Total interest-earning assets	(73)	921	848	(370)	1,889	1,519

Interest expense:
Savings, NOW and Money Market deposits	145	723	868	(39)	909	870
Time deposits	(546)	743	197	84	1,318	1,402
Federal funds purchased and securities sold under repurchase agreements	91	55	146	17	111	128
Borrowed funds	(270)	(30)	(300)	(300)	203	(97)

Total interest-bearing liabilities	(580)	1,491	911	(238)	2,541	2,303

Net interest income	$507	(570)	(63)	($132)	(652)	(784)

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.
The ratio of net income to daily average total assets and average stockholders’ equity, and certain other ratios, for the periods noted are as follows:

	Year ended December 31,
	2007	2006	2005

Percentage of net income to:
Average total assets	1.23%	1.21%	1.24%
Average stockholders’ equity	10.60%	10.90%	11.43%

Percentage of cash dividends declared per common share to net income per common share	39.62%	39.60%	38.03%

Percentage of average stockholders’ equity to average total assets	11.71%	11.14%	10.89%
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
EMPLOYEES
As of December 31, 2007, the Bank employed 141 full-time employees and 23 part-time employees. The Bank believes that relations with its employees are excellent. The Bank provides a variety of benefits to full-time employees, including health, disability, and life insurance benefits.
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
The BHCA requires a bank holding company to obtain the prior approval of the FRB before (a) acquiring all or substantially all of the assets of any bank or bank holding company, (b) merging or consolidating with any other bank holding company, or (c) acquiring direct or indirect ownership or control of any voting shares of any other bank, if after such acquisition, the bank holding company would own or control more than 5% of the voting shares of such bank. In making such determinations, the FRB considers the effect of the acquisition on competition, the financial and managerial resources of the holding company, and the convenience and needs of the affected communities.
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
In November 1999, the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (the “GLB Act”), was enacted to permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Act of 1991, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company.
No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The GLB Act defines “financial in nature” to include:
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

The Corporation has not elected to become a financial holding company at this time, but intends to periodically re-evaluate the advantages and disadvantages of becoming a financial holding company.
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
Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W restrict transactions by banks and their subsidiaries with their affiliates. Generally, Sections 23A and 23B and Regulation W: (a) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus (i.e., tangible capital); (b) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to 20% of the bank’s capital stock and surplus, and (c) require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate. The term “covered transactions” includes the making of loans, the purchase of assets, the issuance of a guarantee and other similar types of transactions.
A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities controlled by such persons, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the FRB. Among other requirements, these loans must be made on terms substantially the same as those offered to unaffiliated persons, or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. The amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.
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
REGULATORY CAPITAL REQUIREMENTS
The FRB has adopted risk-based capital guidelines for bank holding companies, such as the Corporation, and for state member banks, such as the Bank. Bank holding companies and state member banks must maintain adequate consolidated capital to meet the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) (the “Total Risk-Based Ratio”) of 8%. At least half of the minimum-required Total Risk-Based Ratio (4%) must be composed of “Tier 1” capital, which consists of common stockholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries, and a limited amount of perpetual preferred stock and qualified trust preferred securities, less goodwill and certain other intangibles (the “Tier 1 Risk-Based Ratio”). The remainder of total risk-based capital (commonly referred to as “Tier 2” risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowances, and net unrealized gains on certain available-for-sale securities, all subject to limitations established by the guidelines.
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
The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio, and Leverage Ratio for the Corporation and the Bank at December 31, 2007:

	At December 31, 2007
	Corporation		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Tier 1 risk-based	$42,413	12.6%	$36,965	11.0%
Requirement	13,445	4.0	13,431	4.0

Excess	$28,968	8.6%	$23,534	7.0%

Total risk-based	$45,771	13.6%	$45,323	13.5%
Requirement	26,890	8.0	26,862	8.0

Excess	$18,881	5.6%	$18,461	5.5%

Leverage ratio	$42,413	9.7%	$36,965	8.4%
Requirement	17,574	4.0	17,560	4.0

Excess	$24,839	5.7%	$19,405	4.4%

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
The Bank’s capital levels at December 31, 2007 met the standards for the highest level, a “well-capitalized” institution.
DIVIDEND RESTRICTIONS
The ability of the Corporation to obtain funds for the payment of dividends on its common shares is largely dependent on the amount of dividends which may be declared and paid by the Bank. However, the FRB expects the Corporation to serve as a source of strength to the Bank, which may require the Corporation to retain capital for further investment in the Bank, rather than pay dividends to the Corporation’s shareholders. The ability of the Bank to pay dividends is subject to various legal limitations and to prudent and sound banking principles. Generally, the Bank may declare a dividend without the approval of the Division, unless the total dividends in a calendar year exceed the total of its net profits for the year plus its retained profits for the preceding two years, less required transfers to surplus. However, the Bank is prohibited from paying dividends out of its surplus if, after paying these dividends; it would fail to meet the required minimum levels under the risk-based capital guidelines and minimum leverage ratio requirements.
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
On January 1, 2007, final rules under the Deposit Insurance Reform Acts became effective. The final rules set a base assessment schedule for 2007 for DIF premiums. For banks with less than $10 billion in assets, the premium assessment rates are based on a combination of financial ratios and CAMELS component ratings. The final rules also provide a one-time credit to institutions to offset amounts owed for deposit insurance.
FRB RESERVE REQUIREMENTS
For 2008, FRB regulations require depository institutions to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to and including $43,900,000 (subject to an exemption for the first $9,300,000 of net transaction accounts), and of 10% of net transaction accounts in excess of $43,900,000.
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

SEC REGULATION
The Company is subject to the jurisdiction of the SEC and certain state securities authorities relating to the offering and sale of its securities. The Company is subject to the registration, reporting, and other regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act and the rules adopted by the SEC under those acts.
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
Our success depends, to a significant extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, a substantial portion of our loans are to individuals and businesses located in Northwest Ohio. Consequently, a significant decline in the economy of this market area could have a materially adverse effect on our financial condition and results of operations.
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
The preparation of our financial statements requires the use of estimates that may vary from actual results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates that affect the financial statements. Two of our most critical estimates are the level of the allowance for loan losses and the estimated liability for supplemental retirement benefits. Because of the inherent nature of these estimates, we cannot provide complete assurance that we will not be required to charge earnings for significant unexpected loan losses, nor that we will not recognize additional liability for supplemental retirement benefits. For additional information on these estimates, refer to the Notes to our 2007 Consolidated Financial Statements included in our 2007 Annual Report.

Changes in accounting standards could impact our results of operations.
The accounting standard setters, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be difficult to predict and can materially affect how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, which would result in the restatement of our financial statements for prior periods.
Our continued success depends upon our ability to attract and retain key personnel.
Our success depends, in large part, upon the continued service of our senior management team and our ability to attract and retain qualified personnel. There is significant competition for qualified personnel in the financial services industry. We cannot assure you that we will be able to retain our existing key personnel or attract new or additional qualified personnel if and when needed. If we lose the services of our key personnel, or are unable to attract new or additional qualified personnel, our financial condition and results of operations could be adversely affected.
We may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on our financial condition and results of operations.
The Corporation and the Bank may be involved from time to time in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us may harm our reputation regardless of the merit or eventual outcome of such claims. If the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation.
ITEM 1B. Unresolved Staff Comments
Not applicable.
ITEM 2. Properties
The Corporation neither owns nor leases any properties. The Bank maintains its main office at 323 Croghan Street, Fremont, Ohio. In addition, the Bank operates one branch office in Bellevue, one in Clyde, one in Custar, three in Fremont, one in Green Springs, one in Monroeville, one in Norwalk, and one in Port Clinton, Ohio. The Bank’s operations center is also located in Fremont, Ohio. With the exception of the Norwalk and Port Clinton banking centers and an ATM site north of Fremont, which are leased, all premises are owned by the Bank. The Bank completed the construction of a new banking center in Clyde in 2006 and moved the Clyde banking center to the new location in January 2007.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and
Issuer Purchases of Equity Securities
The Corporation’s common shares are quoted on the OTC Bulletin Board under the symbol “CHBH”. The other information required by Items 201(a), 201(b) and 201(c) of SEC Regulation S-K is contained in Financial Statement Note 15, captioned “REGULATORY MATTERS,” on pages 35 and 36 of the Corporation’s 2007 Annual Report to Shareholders, in the section captioned “DIVIDEND RESTRICTIONS” in Part 1 of this Annual Report on Form 10-K, and in the section captioned “MARKET PRICE AND DIVIDENDS ON COMMON SHARES” on page 2 of the Corporation’s 2007 Annual Report to Shareholders, and is incorporated herein by reference.
The table below includes certain information regarding the Corporation’s purchase of its common shares during the quarterly period ended December 31, 2007:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)

10/01/07
through	None	None	None	86,069
10/31/07

11/01/07
through	10,081	$39.62	10,081	75,988
11/30/07

12/01/07
through	None	None	None	75,988
12/31/07

(1)	All share purchases were part of publicly announced plans and all were open-market transactions.

(2)	A stock buy-back program commencing August 1, 2007 and ending on February 1, 2008 was announced on July 17, 2007 in which up to 87,864 shares may be repurchased (with 9,000 shares purchased on November 14, 2007 and 1,081 shares purchased on November 29, 2007).
ITEM 6. Selected Financial Data
The information required by this Item 6 is contained under the caption “FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA” on page 3 of the Corporation’s 2007 Annual Report to Shareholders and is incorporated herein by reference.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
The information required by this Item 7 is contained under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 4 through 15 of the Corporation’s 2007 Annual Report to Shareholders and is incorporated herein by reference.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
The discussion of interest rate sensitivity included in the section captioned “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — INTEREST RATE RISK” on page 13 of the Corporation’s 2007 Annual Report to Shareholders is incorporated herein by reference. In addition, the discussion of the Corporation’s contractual obligations, contingent liabilities and commitments, and off-balance sheet arrangements included in the section captioned “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS” on page 14 of the Corporation’s 2007 Annual Report to Shareholders, and in Financial Statement Note 14, captioned “FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK,” on pages 34 and 35 of the Corporation’s 2007 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data
The following consolidated financial statements (and reports thereon) are set forth on pages 17 through 41 of the Corporation’s 2007 Annual Report to Shareholders and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2007 and 2006
Consolidated Statements of Operations — Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows — Years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
ITEM 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
Not applicable
ITEM 9A(T). Controls and Procedures
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

(c)	the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control Over Financial Reporting. The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” included on page 16 of the Corporation’s 2007 Annual Report to Shareholders is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
ITEM 9B. Other Information
None

PART III
ITEM 10. Directors, Executive Officers, and Corporate Governance
Directors and Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of the Corporation and the nominees for election as directors of the Corporation at the Annual Meeting of Shareholders to be held on May 13, 2008 (the “2008 Annual Meeting”) is incorporated herein by reference from the disclosure included under the caption “ELECTION OF DIRECTORS” in the Corporation’s definitive Proxy Statement relating to the 2008 Annual Meeting filed pursuant to SEC Regulation 14A (the “Corporation’s 2008 Proxy Statement”). The information required by Item 401 of SEC Regulation S-K concerning the executive officers of the Corporation is incorporated herein by reference from the disclosure included under the caption “EXECUTIVE OFFICERS” in the Corporation’s 2008 Proxy Statement.
Compliance With Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Corporation’s 2008 Proxy Statement.
Nominating Procedures for Directors
The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE — DIRECTOR NOMINATIONS” in the Corporation’s 2008 Proxy Statement.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD — AUDIT COMMITTEE” in the Corporation’s 2008 Proxy Statement.
Code of Ethics
The Corporation has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that is applicable to all employees of the Corporation and the Bank, including the Corporation’s principal executive officer and principal financial and accounting officer. The Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K.
ITEM 11. Executive Compensation
The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the captions “ELECTION OF DIRECTORS — COMPENSATION OF DIRECTORS” and “COMPENSATION OF EXECUTIVE OFFICERS” in the Corporation’s 2008 Proxy Statement.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
Beneficial Ownership Information
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Corporation’s 2008 Proxy Statement.
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
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE — RELATED PARTY TRANSACTIONS” in the Corporation’s 2008 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE — DIRECTOR INDEPENDENCE” in the Corporation’s 2008 Proxy Statement.
ITEM 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference from the disclosure included under the caption “AUDIT COMMITTEE DISCLOSURE” in the Corporation’s 2008 Proxy Statement.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements (and reports thereon) are set forth on pages 17 through 41 of the Corporation’s 2007 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets — December 31, 2007 and 2006
     Consolidated Statements of Operations — Years ended December 31, 2007, 2006 and 2005
     Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2007, 2006 and 2005
     Consolidated Statements of Cash Flows — Years ended December 31, 2007, 2006 and 2005
     Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.
(a)(3) Exhibits
The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit
Number	Description	Location

3.1(a)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.1(b)	Certificate of Amendment to Articles of Incorporation of Croghan Bancshares, Inc. as filed with the Ohio Secretary of State on May 12, 2006	Included with this filing

3.2	Amended Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.1	Article Fourth of the Articles of Incorporation of Croghan Bancshares, Inc.	Included in Exhibit 3.1(b) to this filing

4.2	Articles Fifth and Eighth of the Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

4.3	Amended Articles II, III, V, VII and VIII of the Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

Exhibit
Number	Description	Location

4.4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included with this filing

*10.1	Executive Supplemental Retirement Plan Agreement	Incorporated herein by reference to Exhibit 10(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20159)

*10.2	Employment Agreement, dated as of August 29, 2007, between The Croghan Colonial Bank and Steven C. Futrell	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2007 (File No. 0-20159)

*10.3	Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-20159)

*10.4	Executive Supplemental Death Benefit Agreement	Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

*10.5	Part-Time Employment and Consulting Agreement, dated February 17, 2006, between Croghan Bancshares, Inc. and Allan E. Mehlow	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006 (File No. 0-20159)

*10.6	First Amendment to Part-Time Employment and Consulting Agreement, dated May 10, 2006, between Croghan Bancshares, Inc. and Allan E. Mehlow	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2006 (File No. 0-20159)

*10.7	Second Amendment to Part-Time Employment and Consulting Agreement, dated December 12, 2006, between Croghan Bancshares, Inc. and Allan E. Mehlow	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006 (File No. 0-20159)

13	2007 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Incorporation by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20159)

21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Auditor	Included with this filing

Exhibit
Number	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Included with this filing

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer	Included with this filing

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROGHAN BANCSHARES, INC.
Date: March 11, 2008	/s/ Steven C. Futrell
Steven C. Futrell, President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:

/s/ Michael D. Allen Sr.	/s/ Stephen A. Kemper

Michael D. Allen Sr., Director	Stephen A. Kemper, Director

/s/ James E. Bowlus	/s/ Daniel W. Lease

James E. Bowlus, Director	Daniel W. Lease, Director

/s/ James R. Faist	/s/ Thomas W. McLaughlin

James R. Faist, Director	Thomas W. McLaughlin, Director

/s/ Steven C. Futrell	/s/ Allan E. Mehlow

Steven C. Futrell, Director & President/CEO [Principal Executive Officer]	Allan E. Mehlow, Director

/s/ Claire F. Johansen	/s/ Kendall W. Rieman

Claire F. Johansen, Director	Kendall W. Rieman, Treasurer [Principal Financial and Accounting Officer]

/s/ Gary L. Zimmerman

Gary L. Zimmerman, Director
Date: March 11, 2008

EXHIBIT INDEX

Exhibit
Number	Description	Location

3.1(a)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.1(b)	Certificate of Amendment to Articles of Incorporation of Croghan Bancshares, Inc. as filed with the Ohio Secretary of State on May 12, 2006	Included with this filing

3.2	Amended Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.1	Article Fourth of the Articles of Incorporation of Croghan Bancshares, Inc.	Included in Exhibit 3.1(b) to this filing

4.2	Articles Fifth and Eighth of the Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

4.3	Amended Articles II, III, V, VII and VIII of the Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included with this filing

*10.1	Executive Supplemental Retirement Plan Agreement	Incorporated herein by reference to Exhibit 10(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20159)

*10.2	Employment Agreement, dated as of August 29, 2007, between The Croghan Colonial Bank and Steven C. Futrell	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2007 (File No. 0-20159)

*10.3	Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-20159)

*10.4	Executive Supplemental Death Benefit Agreement	Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

Exhibit
Number	Description	Location

*10.5	Part-Time Employment and Consulting Agreement, dated February 17, 2006, between Croghan Bancshares, Inc. and Allan E. Mehlow	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006 (File No. 0-20159)

*10.6	First Amendment to Part-Time Employment and Consulting Agreement, dated May 10, 2006, between Croghan Bancshares, Inc. and Allan E. Mehlow	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2006 (File No. 0-20159)

*10.7	Second Amendment to Part-Time Employment and Consulting Agreement, dated December 12, 2006, between Croghan Bancshares, Inc. and Allan E. Mehlow	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006 (File No. 0-20159)

13	2007 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Incorporation by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20159)

21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Auditor	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Included with this filing

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer	Included with this filing

*	Denotes management contract or compensatory plan or arrangement.