Form 10-Q
period 2008-03-31
CROGHAN BANCSHARES INC
filed 2008-04-28
CIK 887149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
0-20159

(Commission File Number)
CROGHAN BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1073048

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

323 Croghan Street, Fremont, Ohio	43420

(Address of principal executive offices)	(Zip Code)
(419) 332-7301

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
1,745,418 common shares, par value $12.50 per share, of the registrant were outstanding as of April 28, 2008.
This document contains 21 pages. The Exhibit Index is on page 18 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	March 31	December 31
	2008	2007
	(Dollars in thousands, except par value)

ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$9,899	14,072
Interest-bearing deposits in other banks	746	5,977
Federal funds sold	3,900	5,300

Total cash and cash equivalents	14,545	25,349

SECURITIES
Available-for-sale, at fair value	64,114	47,344
Held-to-maturity, at amortized cost, fair value of $540 in 2008 and $534 in 2007	505	506
Restricted stock	3,629	3,629

Total securities	68,248	51,479

LOANS	342,705	350,514
Less: Allowance for loan losses	3,061	3,358

Net loans	339,644	347,156

Premises and equipment, net	7,524	7,653
Cash surrender value of life insurance	10,319	10,227
Goodwill	10,430	10,430
Core deposit intangible asset, net	274	288
Accrued interest receivable	1,962	1,916
Other assets	958	630

TOTAL ASSETS	$453,904	$455,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$47,614	$52,957
Savings, NOW and Money Market deposits	163,743	160,431
Time	150,350	149,445

Total deposits	361,707	362,833

Federal funds purchased and securities sold under repurchase agreements	9,734	11,106
Borrowed funds	24,500	24,500
Dividends payable	559	541
Other liabilities	3,572	2,860

Total liabilities	400,072	401,840

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	179	179
Retained earnings	35,396	35,292
Accumulated other comprehensive income	597	157
Treasury stock, 168,691 shares at cost	(6,266)	(6,266)

Total stockholders’ equity	53,832	53,288

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,904	$455,128

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31
	2008	2007
	(Dollars in thousands,
	except per share data)

INTEREST INCOME
Loans, including fees	$5,876	$6,227
Securities:
Obligations of U.S. Government agencies and corporations	382	364
Obligations of states and political subdivisions	190	196
Other	60	70
Federal funds sold	66	44

Total interest income	6,574	6,901

INTEREST EXPENSE
Deposits	2,006	2,361
Other borrowings	342	352

Total interest expense	2,348	2,713

Net interest income	4,226	4,188

PROVISION FOR LOAN LOSSES	650	—

Net interest income, after provision for loan losses	3,576	4,188

NON-INTEREST INCOME
Trust income	210	208
Service charges on deposit accounts	378	325
Other	299	227

Total non-interest income	887	760

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	1,836	1,812
Occupancy of premises	234	209
Amortization of core deposit intangible asset	14	15
Other operating	1,275	1,138

Total non-interest expenses	3,359	3,174

Income before federal income taxes	1,104	1,774

FEDERAL INCOME TAXES	292	521

NET INCOME	$812	$1,253

Net income per share, based on 1,745,418 shares in 2008 and 1,780,766 shares in 2007	$0.47	$0.70

Dividends declared, based on 1,745,418 shares in 2008 and 1,773,986 shares in 2007	$0.32	$0.31

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	March 31
	2008	2007
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$53,288	$51,163

Cumulative effect of change in accounting principle, net of tax	(149)	—

Comprehensive Income:
Net income	812	1,253
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	440	86

Total comprehensive income	1,252	1,339

Proceeds from sale of 510 treasury shares in 2007	—	19

Purchase of 12,230 treasury shares in 2007	—	(451)

Cash dividends declared, $.32 per share in 2008 and $.31 per share in 2007	(559)	(550)

BALANCE AT END OF PERIOD	$53,832	$51,520

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31
	2008	2007
	(Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES	$1,657	$1,845

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities	3,762	3,816
Purchases of available-for-sale securities	(19,873)	—
Net decrease in loans	6,830	7,221
Additions to premises and equipment	(130)	(431)

Net cash from investing activities	(9,411)	10,606

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(1,126)	(4,165)
Net change in federal funds purchased and securities sold under repurchase agreements	(1,372)	(2,403)
Net change in borrowed funds	—	(400)
Proceeds from issuance of treasury shares	—	19
Cash dividends paid	(541)	(536)
Purchase of treasury stock	—	(451)
Payment of deferred compensation	(11)	(11)

Net cash from financing activities	(3,050)	(7,947)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,804)	4,504

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,349	11,843

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,545	$16,347

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,172	$2,412

Federal income taxes	$160	$120

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
March 31, 2008
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2007, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full year.
(2) New Accounting Pronouncements
On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Opinion for Financial Assets and Financial Liabilities” (Statement 159). Statement 159 provides an option to report selected financial assets and liabilities at fair value. Statement 159 requires additional information that will help investors and other users of financial statements to more easily understand the effect of an entity’s choice to use fair value on its earnings. Statement 159 also requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. Statement 159 does not eliminate disclosure requirements included in other accounting standards. There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of Statement 159 during the first quarter of 2008 since the Corporation has not elected the fair value option for any eligible items, as defined in Statement 159.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (Statement 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies the assumptions about risk and the effect of a restriction on the sale or use of an asset. On February 12, 2008, the FASB issued Staff Position 157-2 which defers the effective date of Statement 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.
The Corporation adopted the provisions of Statement 157 for the quarter ended March 31, 2008 except for those nonfinancial assets and liabilities subject to deferral as a result of Staff Position 157-2. There was no impact on the March 31, 2008 consolidated financial statements of the Corporation as a result of the adoption of Statement 157.

During 2007, the FASB issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements” (EITF 06-4), which requires an employer to recognize a liability for postemployment death benefits provided under endorsement split-dollar agreements. An endorsement split-dollar agreement is an arrangement whereby an employer owns a life insurance policy that covers the life of an employee and, pursuant to a separate agreement, endorses a portion of the policy’s death benefits to the insured employee’s beneficiary. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Bank has entered into Supplemental Death Benefit Agreements with certain of its executive officers pursuant to which the Bank has agreed to pay a portion of the death benefit payable under certain life insurance policies owned by the Bank to the executives’ beneficiaries upon their death. As a result of the adoption of EITF 06-4, the Bank recognized a cumulative effect adjustment (decrease) to retained earnings of $149,000 representing additional liability ($226,000) required to be provided under EITF 06-4 on January 1, 2008 relating to the agreements, net of deferred income taxes ($77,000).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Where appropriate, the following discussion relating to Croghan Bancshares, Inc. (“Croghan” or the “Corporation”) contains the insights of management into known events and trends that have or may be expected to have a material effect on Croghan’s operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties. When used herein, the terms “anticipates”, “believes”, “plans”, “intends”, “expects”, “estimates”, “projects”, “targets”, “will”, “would”, “should”, “could”, and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, but are not the exclusive means of identifying such statements. The Corporation’s actual results may differ materially from those expressed or implied in such forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in regional and/or national economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation’s market area and competitive conditions in the financial services industry. Additional information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements is available in the Corporation’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the disclosure in “Item 1A. Risk Factors” of Part I of Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
The Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except to the extent required by law.
PERFORMANCE SUMMARY
Assets at March 31, 2008 totaled $453,904,000 compared to $455,128,000 at 2007 year end. Total cash and cash equivalents decreased $10,804,000 during the quarter while total loans decreased to $342,705,000 at March 31, 2008 compared to $350,514,000 at 2007 year end. Total securities increased to $68,248,000 from $51,479,000 at 2007 year end and total deposits decreased to $361,707,000 from $362,833,000 at 2007 year end.
Net income for the three-month period ended March 31, 2008 was $812,000 or $.47 per common share, compared to $1,253,000 or $.70 per common share for the same period in 2007. The March 31, 2008 results were adversely impacted by a $650,000 provision for loan losses and a $185,000 increase in non-interest expenses. Conversely, first quarter 2008 operating results were positively impacted by a $127,000 increase in non-interest income and a $229,000 decrease in the provision for income taxes.
FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at March 31, 2008 to 2007 year end.
Total loans decreased $7,809,000 or 2.2 percent from year-end. The decrease in loans resulted from seasonal reductions from our commercial borrowers, continued soft demand in residential real estate, consumer loans, and $947,000 of net loan charge-offs during the quarter.

Total securities increased $16,769,000 or 32.6 percent from year-end. In response to continued soft loan demand in Croghan’s market area coupled with improved securities rates, available funds were invested in the securities portfolio. The increase in securities during the quarter primarily resulted from purchases of available-for-sales securities of $19,873,000 which exceeded securities maturities during the quarter of $3,762,000. There were no securities sales during the quarter. Proceeds from maturities were principally used to repurchase new securities.
Total deposits decreased $1,126,000 or .3 percent from year-end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $2,031,000 or 1.0 percent and the time deposit category increased $905,000 or 0.6 percent. The decrease in the liquid deposit category was due to the seasonal needs of our commercial and large municipal customers. Croghan continuously strives to maintain a balance between its deposit needs for funding anticipated loan demand and the necessary deposit pricing structure to maintain interest margin.
Stockholders’ equity at March 31, 2008 increased to $53,832,000 or $30.84 book value per common share compared to $52,288,000 or $30.53 book value per common share at December 31, 2007. The balance in stockholders’ equity at March 31, 2008 included accumulated other comprehensive income consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes, as well as a cumulative effect of change in accounting principle as a result of the adoption of EITF 06-4. At March 31, 2008, Croghan held $64,114,000 in available-for-sale securities with an unrealized gain of $597,000, net of income taxes. This compares to 2007 year-end holdings of $47,344,000 in available-for-sale securities with an unrealized gain of $157,000, net of income taxes.
Beginning in February 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through August 1, 2008. Since the inception of the program, a total of 176,753 shares have been repurchased as treasury shares. The 168,691 treasury shares held as of March 31, 2008 and December 31, 2007 are reported at their acquired cost.
Consistent with the Corporation’s quarterly dividend policy, a cash dividend of $.32 per share was declared on March 11, 2008, payable on April 30, 2008 to shareholders of record as of April 11, 2008.
NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $38,000 or .9 percent for the three-month period ended March 31, 2008 as compared to the same period in 2007. The net interest yield increased to 4.14 percent for the three-month period ended March 31, 2008 compared to 4.05 percent for the same period in 2007.
Net interest income increased $38,000 despite average interest earning assets decreasing $5,436,000 to $408,602,000 for the period ended March 31, 2008 as compared to the same period in 2007.
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
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
	(Dollars in thousands)

Provision for loan losses charged to expense	$650	$—
Net loan charge-offs	947	76
Annualized net loan charge-offs as a percent of average outstanding loans	.28%	.09%
The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)

Nonaccrual loans	$1,296	$2,285
Loans contractually past due 90 days or more and still accruing interest	94	237
Restructured loans	—	—
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	11,440	9,405

Total potential problem and non-performing loans	$12,830	$11,927

Allowance for loan losses	$3,061	$3,358

Allowance for loan losses as a percent of period-end loans	.89%	.96%
During the first quarter of 2008, the Bank recognized a $900,000 charge-off relating to a commercial loan customer in the transportation industry. Loans to the customer were on non-accrual of interest at December 31, 2007 and the Bank had provided a specific reserve relating to this credit of $800,000 in its allowance for loan loss calculation as of December 31, 2007. Management of the Bank continued to work with the customer during the first quarter of 2008 and seek additional collateral to secure outstanding borrowings. However, due to its deteriorating financial condition, the customer was unable to provide additional collateral and subsequently ceased business operations during the first quarter of 2008. Despite the Bank providing a specific reserve for this credit as of December 31, 2007, the charge-off resulted in a significant increase in the historic loss rates for potential problem loans which are a component of the Bank’s allowance for loss calculation. Furthermore, as evidenced in the above table, potential problem loans increased $2,035,000 or 21.6% during the quarter ended March 31, 2008. Consequently, the Bank recognized a $650,000 provision for loan losses during the first quarter of 2008. Actual net loan charge-offs increased to $947,000 for the first three months of 2008 compared to $76,000 during the same period in 2007. Other than the aforementioned commercial loan charge-off, Croghan’s charge-offs for the first quarter of 2008 were within historical charge-off levels.

Total potential problem and non-performing loans, which are summarized in the preceding table, increased $903,000 or 7.6% to $12,830,000 at March 31, 2008, compared to $11,927,000 at December 31, 2007. Components of potential problem and non-performing loans that were favorable at March 31, 2008, as compared to December 31, 2007, included a $989,000 decrease in nonaccrual loans (of which $900,000 was attributable to the aforementioned commercial loan charge-off) and a $143,000 decrease in loans past due 90 days or more and still accruing interest. As previously mentioned, potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured increased $2,035,000 or 21.6% during the first three months of 2008. The increase is generally due to the weak economic conditions that continue in our market areas. As illustrated in the tables on the following page, $10,850,000 or 94.8 percent of total potential problem loans are less than 30 days past due and 99.9 percent are secured with collateral.
Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the potential problem loans at March 31, 2008 totaling $11,440,000 are currently performing loans (less than 90 days past due) and a majority are collateralized by an interest in real property.
The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)

Potential problem loans not currently past due	$7,594	$4,888
Potential problem loans past due one day or more but less than 10 days	1,801	2,006
Potential problem loans past due 10 days or more but less than 30 days	1,455	1,215
Potential problem loans past due 30 days or more but less than 60 days	307	985
Potential problem loans past due 60 days or more but less than 90 days	283	311

Total potential problem loans	$11,440	$9,405

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)

Collateralized by an interest in real property	$9,729	$6,790
Collateralized by an interest in assets other than real property	1,698	2,590
Unsecured	13	25

Total potential problem loans	$11,440	$9,405

The aforementioned asset quality trends will continue to be monitored throughout 2008 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management considers the allowance at March 31, 2008 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.

NON-INTEREST INCOME
Total non-interest income increased $127,000 or 16.7 percent for the three-month period ended March 31, 2008, compared to the same period in 2007. The increase is primarily due to an increase in non-sufficient funds income and increases in other non-interest income categories.
NON-INTEREST EXPENSES
Total non-interest expenses increased $185,000 or 5.8 percent for the three-month period ended March 31, 2008, as compared to the same period in 2007. Salaries, wages and employee benefits increased $24,000 or 1.3 percent between comparable three-month periods. Occupancy of premises expense increased $25,000 or 12.0 percent between comparable three-month periods due to an increase in snow removal expense and the opening of the new Norwalk Banking Center in January 2008. Other operating expenses increased $137,000 or 12.0 percent between comparable three-month periods primarily from increases in legal, SOX 404 compliance, and equipment expenses.
FEDERAL INCOME TAX EXPENSE
Federal income tax expense decreased $229,000 or 44.0 percent between comparable three-month periods which is in relation to the decrease in income before federal income taxes of 37.8 percent. The Corporation’s effective tax rate for the three months ended March 31, 2008 was 26.4 percent compared to 29.4 percent for the same period in 2007.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $12,952,000 for the three-month period ended March 31, 2008. This compares to $13,697,000 for the three-month period ended March 31, 2007 and $11,808,000 for the twelve-month period ended December 31, 2007.
Borrowings from the Federal Home Loan Bank totaled $24,500,000 at March 31, 2008 compared to $16,000,000 at March 31, 2007 and $24,500,000 at December 31, 2007.
Capital expenditures for premises and equipment totaled $130,000 for the three-month period ended March 31, 2008, compared to $431,000 for the same period in 2007. The 2008 expenditures included the completion of the new Norwalk Banking Center which opened in January 2008.
Loan commitments, including letters of credit, as of March 31, 2008 totaled $73,171,000 compared to $69,734,000 at December 31, 2007. Many of these commitments are expected to expire without being drawn upon. Therefore, the total of these commitments does not necessarily represent future cash requirements.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative information about market risk from the information provided in Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”).

ITEM 4T.     CONTROLS AND PROCEDURES
EVALUATION OF CONTROLS AND PROCEDURES
With the participation of the Corporation’s principal executive officer and principal financial officer, the Corporation’s management has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that:
(a)	information required to be disclosed by the Corporation in this Quarterly Report on Form 10-Q and the other reports which the Corporation files or submits under the Exchange Act would be accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure;

(b)	information required to be disclosed by the Corporation in this Quarterly Report on Form 10-Q and the other reports which the Corporation files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c)	the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of the 2007 Form 10-K, which could materially affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” of Part I of the 2007 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The table below includes certain information regarding Croghan’s repurchase of its common shares during the quarterly period ended March 31, 2008:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)

01/01/08 through	None	None	None	75,988
01/31/08

02/01/08 through	None	None	None	87,270
02/29/08

03/01/08 through	None	None	None	87,270
03/31/08

(1)	A stock buy-back program was approved on July 17, 2007 pursuant to which up to 89,286 common shares of Croghan could be repurchased from August 1, 2007 through February 1, 2008 (with a total of 11,876 shares being repurchased prior to its expiration). A stock buyback program was announced on January 25, 2008 pursuant to which up to 87,270 common shares of Croghan may be repurchased from February 1, 2008 through August 1, 2008.

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

CROGHAN BANCSHARES, INC. Registrant

Date: April 28, 2008	By:	/s/ Steven C. Futrell
Steven C. Futrell, President and CEO
(Principal Executive Officer)

Date: April 28, 2008	By:	/s/ Kendall W. Rieman
Kendall W. Rieman, Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Filed herewith

32	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith