Form 10-Q
period 2008-06-30
CROGHAN BANCSHARES INC
filed 2008-07-28
CIK 887149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
0-20159

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
1,729,527 common shares, par value $12.50 per share, of the registrant were outstanding as of July 28, 2008.
This document contains 23 pages. The Exhibit Index is on page 20 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

		Page(s)
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3 - 10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
	Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	21
	Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	22
	Exhibit 32 - Section 1350 Certification — Principal Executive Officer and Principal Financial Officer	23
Signatures		19

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2007, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full year.
(2) New Accounting Pronouncements
On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Opinion for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits, but does not require, entities to measure selected financial assets and liabilities at fair value. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report the assets and liabilities at fair value must be made at the point of their inception. There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of FAS 159 during the first quarter of 2008 since the Corporation has not elected the fair value option for any eligible items, as defined in FAS 159.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 also establishes a fair value hierarchy which requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted process for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

On February 12, 2008, the FASB issued Staff Position 157-2 which defers the effective date of FAS 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of FAS157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.
The Corporation adopted the provisions of FAS 157 for the quarter ended March 31, 2008 except for those non-financial assets and liabilities subject to deferral as a result of Staff Position 157-2. There was no impact on the March 31, 2008 consolidated financial statements of the Corporation as a result of the adoption of FAS 157.
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balances sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Securities available for sale
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products, and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Corporation’s securities are considered to be Level 2 securities and fair values are provided by a third party pricing vendor.
Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Impaired Loans
Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. This valuation is considered Level 3 when consisting of appraisals of underlying collateral. Substantially all impaired loans are valued considering appraisals of underlying collateral
During 2007, the FASB issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements” (EITF 06-4), which requires an employer to recognize a liability for postemployment death benefits provided under endorsement split-dollar agreements. An endorsement split-dollar agreement is an arrangement whereby an employer owns a life insurance policy that covers the life of an employee and, pursuant to a separate agreement, endorses a portion of the policy’s death benefits to the insured employee’s beneficiary. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Bank has entered into Supplemental Death Benefit Agreements with certain of its executive officers pursuant to which the Bank has agreed to pay a portion of the death benefit payable under certain life insurance policies owned by the Bank to the executives’ beneficiaries upon their death. As a result of the adoption of EITF 06-4, the Bank recognized a cumulative effect adjustment (decrease) to retained earnings of $149,000 representing the additional liability ($226,000) required to be provided under EITF 06-4 on January 1, 2008 relating to the agreements, net of deferred income taxes ($77,000).

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	June 30	December 31
	2008	2007
	(Dollars in thousands, except par value)

ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$11,949	$14,072
Interest-bearing deposits in other banks	8	5,977
Federal funds sold	—	5,300

Total cash and cash equivalents	11,957	25,349

SECURITIES
Available-for-sale, at fair value	66,930	47,344
Held-to-maturity, at amortized cost, fair value of $522 in 2008 and $534 in 2007	505	506
Restricted stock	3,695	3,629

Total securities	71,130	51,479

LOANS	341,773	350,514
Less: Allowance for loan losses	3,177	3,358

Net loans	338,596	347,156

Premises and equipment, net	7,445	7,653
Cash surrender value of life insurance	10,409	10,227
Goodwill	10,430	10,430
Core deposit intangible asset, net	259	288
Accrued interest receivable	1,816	1,916
Other assets	884	630

TOTAL ASSETS	$452,926	$455,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$51,225	$52,957
Savings, NOW and Money Market deposits	155,291	160,431
Time	150,268	149,445

Total deposits	356,784	362,833

Federal funds purchased and securities sold under repurchase agreements	9,632	11,106
Borrowed funds	29,500	24,500
Dividends payable	553	541
Other liabilities	2,858	2,860

Total liabilities	399,327	401,840

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	179	179
Retained earnings	36,038	35,292
Accumulated other comprehensive income	257	157
Treasury stock, 184,582 shares in 2008 and 168,691 shares in 2007, at cost	(6,801)	(6,266)

Total stockholders’ equity	53,599	53,288

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$452,926	$455,128

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	June 30
	2008	2007
	(Dollars in thousands,
	except per share data)

INTEREST INCOME
Loans, including fees	$5,602	$6,391
Securities:
Obligations of U.S. Government agencies and corporations	538	335
Obligations of states and political subdivisions	216	193
Other	57	66
Federal funds sold	5	32

Total interest income	6,418	7,017

INTEREST EXPENSE
Deposits	1,712	2,347
Other borrowings	330	300

Total interest expense	2,042	2,647

Net interest income	4,376	4,370

PROVISION FOR LOAN LOSSES	200	0

Net interest income, after provision for loan losses	4,176	4,370

NON-INTEREST INCOME
Trust income	214	217
Service charges on deposit accounts	387	369
Other	266	232

Total non-interest income	867	818

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	1,884	1,791
Occupancy of premises	229	199
Amortization of core deposit intangible asset	15	14
Other operating	1,241	1,175

Total non-interest expenses	3,369	3,179

Income before federal income taxes	1,674	2,009

FEDERAL INCOME TAXES	479	601

NET INCOME	$1,195	$1,408

Net income per share, based on 1,737,557 shares in 2008 and 1,766,112 shares in 2007	$0.68	$0.80

Dividends declared per share	$0.32	$0.31

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Six months ended
	June 30
	2008	2007
	(Dollars in thousands,
	except per share data)

INTEREST INCOME
Loans, including fees	$11,478	$12,618
Securities:
Obligations of U.S. Government agencies and corporations	920	699
Obligations of states and political subdivisions	406	389
Other	117	136
Federal funds sold	71	76

Total interest income	12,992	13,918

INTEREST EXPENSE
Deposits	3,718	4,708
Other borrowings	672	652

Total interest expense	4,390	5,360

Net interest income	8,602	8,558

PROVISION FOR LOAN LOSSES	850	0

Net interest income, after provision for loan losses	7,752	8,558

NON-INTEREST INCOME
Trust income	424	425
Service charges on deposit accounts	765	694
Other	565	459

Total non-interest income	1,754	1,578

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	3,720	3,603
Occupancy of premises	463	408
Amortization of core deposit intangible asset	29	29
Other operating	2,516	2,313

Total non-interest expenses	6,728	6,353

Income before federal income taxes	2,778	3,783

FEDERAL INCOME TAXES	771	1,122

NET INCOME	$2,007	$2,661

Net income per share, based on 1,741,488 shares in 2008 and 1,773,398 shares in 2007	$1.15	$1.50

Dividends declared per share	$0.64	$0.62

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	June 30
	2008	2007
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$53,832	$51,520

Comprehensive Income:
Net income	1,195	1,408
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	(340)	(173)

Total comprehensive income	855	1,235

Proceeds from issuance of treasury shares, 253 shares in 2007	—	10

Purchase of 15,891 treasury shares in 2008 and 16,945 shares in 2007	(535)	(676)

Cash dividends declared, $.32 per share in 2008 and $.31 per share in 2007	(553)	(545)

BALANCE AT END OF PERIOD	$53,599	$51,544

See notes to consolidated financial statements.

	Six months ended
	June 30
	2008	2007
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$53,288	$51,163

Cumulative effect of change in accounting principle, net of tax	(149)	—

Comprehensive Income:
Net income	2,007	2,661
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	100	(87)

Total comprehensive income	2,107	2,574

Proceeds from issuance of treasury shares, 763 shares in 2007	—	29

Purchase of treasury shares, 15,891 shares in 2008 and 29,175 shares in 2007	(535)	(1,127)

Cash dividends declared, $.64 per share in 2008 and $.62 per share in 2007	(1,112)	(1,095)

BALANCE AT END OF PERIOD	$53,599	$51,544

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30
	2008	2007
	(Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES	$2,935	$2,384

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities	6,395	7,454
Purchases of available-for-sale securities	(25,860)	—
Net decrease in loans	7,647	9,670
Additions to premises and equipment	(301)	(509)

Net cash from investing activities	(12,119)	16,615

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(6,049)	(7,595)
Net change in federal funds purchased and securities sold under repurchase agreements	(1,474)	(6,574)
Net change in borrowed funds	5,000	(700)
Proceeds from issuance of treasury shares	—	29
Cash dividends paid	(1,100)	(1,086)
Purchase of treasury stock	(535)	(1,127)
Payment of deferred compensation	(50)	(21)

Net cash from financing activities	(4,208)	(17,074)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,392)	1,925

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,349	11,843

CASH AND CASH EQUIVALENTS AT END OF PERIOD	11,957	13,768

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	4,553	5,716

Federal income taxes	710	1,380

See notes to consolidated financial statements.

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
PERFORMANCE SUMMARY
Assets at June 30, 2008 totaled $452,926,000 compared to $455,128,000 at 2007 year end. Total cash and cash equivalents decreased $13,392,000 during the first six months of 2008, while total loans decreased to $341,773,000 at June 30, 2008 compared to $350,514,000 at 2007 year end. Total securities increased to $71,130,000 from $51,479,000 at 2007 year end, and total deposits decreased to $356,784,000 from $362,833,000 at 2007 year end.
Net income for the three-month period ended June 30, 2008 was $1,195,000 or $.68 per common share, compared to $1,408,000 or $.80 per common share for the same period in 2007. Net income for the six-month period ended June 30, 2008 was $2,007,000 or $1.15 per common share, compared to $2,661,000 or $1.50 per common share for the same period in 2007. The June 30, 2008 quarterly and year-to-date results were positively impacted by an increase in net interest income and from an increase in total non-interest income. Conversely, the second quarter and year-to-date results were negatively impacted by an increase in non-interest expenses and an increase in the provision for loan losses.

FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at June 30, 2008 to 2007 year end.
Total loans decreased $8,741,000 or 2.5 percent from year-end. The decrease in loans resulted from seasonal reductions from our commercial borrowers, as well as continued soft demand in residential real estate and consumer loans.
Total securities increased $19,651,000 or 38.2 percent from 2007 year-end. In response to continued soft loan demand in Croghan’s market area coupled with improved securities rates, available funds were invested in the securities portfolio. The increase in securities during the period primarily resulted from purchases of available-for-sale securities of $25,860,000 which exceeded securities maturities during the period of $6,395,000. There were no securities sales during the period.
Total deposits decreased $6,049,000 or 1.7 percent from 2007 year-end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $6,872,000 or 3.2 percent and the time deposit category increased $823,000 or .6 percent. Competition for core deposits, especially those in the liquid deposit category, from traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms) continues to be intense. Croghan continuously strives to maintain a balance between its deposit needs for funding anticipated loan demand and the necessary deposit pricing structure to maintain interest margin.
Stockholders’ equity at June 30, 2008 increased to $53,599,000 or $30.99 book value per common share compared to $53,288,000 or $30.53 book value per common share at December 31, 2007. The balance in stockholders’ equity at June 30, 2008 included accumulated other comprehensive income consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes. At June 30, 2008, Croghan held $66,930,000 of available-for-sale securities with an unrealized gain of $257,000, net of income taxes. This compares to 2007 year-end holdings of $47,344,000 in available-for-sale securities with an unrealized gain of $157,000, net of income taxes.
Beginning in February 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through February 1, 2009. Since the inception of the program, a total of 192,644 shares have been purchased as treasury shares. The 184,582 treasury shares held as of June 30, 2008 and the 168,691 shares held as of December 31, 2007 are reported at their acquired cost.
Consistent with the Corporation’s quarterly dividend policy, a cash dividend of $.32 per share was declared on June 10, 2008, payable on July 31, 2008 to shareholders of record as of July 11, 2008.
NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $6,000 for the three-month period ended June 30, 2008 as compared to the same period in 2007. Net interest income increased $44,000 or .5 percent for the six-month period ended June 30, 2008 as compared to the same period in 2007. The net interest yield (net interest income divided by average interest-earning assets) was 4.19 percent for the six-month period ended June 30, 2008 compared to 4.16 percent for the same period in 2007.

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
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
	(Dollars in thousands)

Provision for loan losses charged to expense	$850	$—
Net loan charge-offs	1,031	126
Annualized net loan charge-offs as a percent of average outstanding loans	.30%	.07%
The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

Nonaccrual loans	$1,480	$2,285
Loans contractually past due 90 days or more and still accruing interest	336	237
Restructured loans	—	—
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	11,899	9,405

Total potential problem and non-performing loans	$13,715	$11,927

Allowance for loan losses	$3,177	$3,358

Allowance for loan losses as a percent of period-end loans	.93%	.96%
There was an $850,000 provision for loan losses for the six-month period ended June 30, 2008, compared to no provision for loan losses for the same period in 2007. The 2008 provision for loan losses is attributable to a $900,000 charge-off recognized by the Bank during the first quarter relating to a commercial loan customer in the transportation industry. Loans to the customer were on non-accrual of interest at December 31, 2007 and the Bank had provided a specific reserve relating to this credit of $800,000 in its allowance for loan loss calculation as of December 31, 2007. Management of the Bank continued to work with the customer during the first quarter 2008 and seek additional collateral to secure outstanding borrowings. However, due to its deteriorating financial condition, the customer was unable to provide additional collateral and subsequently ceased business operations during the first quarter of 2008. Despite the Bank providing a specific reserve for this credit as of December 31, 2007, the charge-off resulted in a significant increase in the historic loss rates for potential problem loans which are a component of the Bank’s allowance for loss calculation. Furthermore, as evidenced in the above table, potential problem loans increased $2,494,000 or 26.5% during the six-month period ended June 30, 2008.
Total potential problem and non-performing loans, which are summarized in the preceding table, increased $1,788,000 or 15.0 percent to $13,715,000 at June 30, 2008, compared to $11,927,000 at December 31, 2007. Components of potential problem and non-performing loans that were favorable at June 30, 2008, as compared to December 31, 2007, included an $805,000 decrease in nonaccrual loans. Unfavorable components of potential problem and non-performing loans included loans past due 90 days or more and still accruing interest which increased $99,000 and the aforementioned $2,494,000 increase in potential problem loans. As illustrated in the tables below, $9,266,000 or 77.9 percent of total potential problem loans are less than 30 days past due and 99.9 percent are secured with collateral.
Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the above-noted potential problem loans, totaling $11,899,000 at June 30, 2008, are currently performing loans (less than 90 days past due) and a majority are collateralized by an interest in real property.
The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

Potential problem loans not currently past due	$7,344	$4,888
Potential problem loans past due one day or more but less than 10 days	1,430	2,006
Potential problem loans past due 10 days or more but less than 30 days	492	1,215
Potential problem loans past due 30 days or more but less than 60 days	1,055	985
Potential problem loans past due 60 days or more but less than 90 days	1,578	311

Total potential problem loans	$11,899	$9,405

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

Collateralized by an interest in real property	$10,259	$6,790
Collateralized by an interest in assets other than real property	1,625	2,590
Unsecured	15	25

Total potential problem loans	$11,899	$9,405

The aforementioned asset quality trends will continue to be monitored throughout 2008 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management considers the allowance for loan losses at June 30, 2008 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.
NON-INTEREST INCOME
Total non-interest income increased $49,000 or 6.0 percent for the three-month period ended June 30, 2008 compared to the same period in 2007, and increased $176,000 or 11.2 percent for the six-month period ended June 30, 2008, compared to the same period in 2007. The increase is primarily due to an increase in non-sufficient funds income and increases in other non-interest income categories.
NON-INTEREST EXPENSES
Total non-interest expenses increased $190,000 or 6.0 percent for the three-month period ended June 30, 2008, as compared to the same period in 2007, and increased $375,000 or 5.9 percent for the six-month period ended June 30, 2008, as compared to the same period in 2007. Salaries, wages and employee benefits increased $93,000 or 5.2 percent between comparable three-month periods and $117,000 or 3.2 percent between comparable six-month periods. Occupancy of premises expense increased $30,000 or 15.1 percent between comparable three-month periods and $55,000 or 13.5 percent between comparable six-month periods. Other operating expenses increased $66,000 or 5.6 percent between comparable three-month periods and $203,000 or 8.8 percent between comparable six-month periods.
FEDERAL INCOME TAX EXPENSE
Federal income tax expense decreased $122,000 or 20.3 percent between comparable three-month periods and $351,000 or 31.3 percent between comparable six-month periods. The Corporation’s effective tax rate for the six months ended June 30, 2008 was 27.8 percent compared to 29.7 percent for the same period in 2007.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $11,368,000 for the six-month period ended June 30, 2008 compared to $11,808,000 for the twelve-month period ended December 31, 2007 and $12,299,000 for the six-month period ended June 30, 2007.
Borrowed funds, principally consisting of Federal Home Loan Bank borrowings, totaled $29,500,000 at June 30, 2008, as compared to $16,000,000 at June 30, 2007 and $24,500,000 at December 31, 2007.
Capital expenditures for premises and equipment totaled $301,000 for the six-month period ended June 30, 2008, compared to $509,000 for the same period in 2007. The 2008 expenditures included the completion of the new Norwalk Banking Center which opened in January 2008.
Loan commitments, including letters of credit, as of June 30, 2008 totaled $77,542,000 compared to $69,734,000 at December 31, 2007. Many of these commitments are expected to expire without being drawn upon. Therefore, the total of these commitments does not necessarily represent future cash requirements.
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
ITEM 4T. CONTROLS AND PROCEDURES
EVALUATION OF CONTROLS AND PROCEDURES
With the participation of the Corporation’s principal executive officer and principal financial officer, the Corporation’s management has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that:
(a)	information required to be disclosed by the Corporation in this Quarterly Report on Form 10-Q and the other reports which the Corporation files or submits under the Exchange Act would be accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of the 2007 Form 10-K, which could materially affect our business, financial condition and/or operating results. There have been no material changes from those risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the 2007 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The table below includes certain information regarding Croghan’s repurchase of its common shares during the quarterly period ended June 30, 2008:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)

04/01/08
through	None	None	None	87,270
04/30/08

05/01/08
through	15,891	$33.64	15,891	71,379
05/31/08

06/01/08
through	None	None	None	71,379
06/30/08

(1)	A stock buyback program was announced on January 25, 2008 pursuant to which up to 87,270 common shares of Croghan may be repurchased from February 1, 2008 through August 1, 2008 (with 5,433 shares purchased on May 8, 2008, 726 shares purchased on May 19, 2008, 7,732 shares purchased on May 20, 2008; and 2,000 shares purchased on May 29, 2008). A stock buy-back program commencing August 1, 2008 and ending February 1, 2009 was approved on July 15, 2008 in which up to 86,476 shares may be repurchased.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of shareholders of Croghan Bancshares, Inc. was held on May 13, 2008.

(b)	Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the annual meeting, the following directors were elected for terms expiring in 2011: Steven C. Futrell, Claire F. Johansen, and Gary L. Zimmerman. The following Directors also remain in office with terms expiring in 2009 and 2010: Michael D. Allen Sr., James E. Bowlus, James R. Faist, Stephen A. Kemper, Daniel W. Lease, Thomas W. McLaughlin, and Allan E. Mehlow.

(c)	Matters voted upon at the annual meeting of shareholders:
(1)	Election of three directors for terms expiring in 2011:

Nominee	For	Withheld
Nathan G. Danziger	23,566	0
Steven C. Futrell	1,439,889	39,372
Claire F. Johansen	1,414,865	40,830
Gary L. Zimmerman	1,451,847	27,414
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

CROGHAN BANCSHARES, INC. Registrant

Date: July 28, 2008	By:	/s/ Steven C. Futrell
Steven C. Futrell, President and CEO
(Principal Executive Officer)

Date: July 28, 2008	By:	/s/ Kendall W. Rieman
Kendall W. Rieman, Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Filed herewith

32	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith