Form 10-Q
period 2008-09-30
CROGHAN BANCSHARES INC
filed 2008-10-28
CIK 887149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
0-20159

(Commission File Number)
CROGHAN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1073048

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

323 Croghan Street, Fremont, Ohio	43420

(Address of principal executive offices)	(Zip Code)
(419) 332-7301

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
1,722,273 common shares, par value $12.50 per share, of the registrant were outstanding as of October 28, 2008.
This document contains 21 pages. The Exhibit Index is on page 16 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	September 30	December 31
	2008	2007
	(Dollars in thousands, except par value)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$11,766	$14,072
Interest-bearing deposits in other banks	114	5,977
Federal funds sold	185	5,300

Total cash and cash equivalents	12,065	25,349

SECURITIES
Available-for-sale, at fair value	65,804	47,344
Held-to-maturity, at amortized cost, fair value of $522 in 2008 and $534 in 2007	504	506
Restricted stock	3,729	3,629

Total securities	70,037	51,479

LOANS	347,689	350,514
Less: Allowance for loan losses	3,305	3,358

Net loans	344,384	347,156

Premises and equipment, net	7,425	7,653
Cash surrender value of life insurance	10,500	10,227
Goodwill	10,430	10,430
Core deposit intangible asset, net	245	288
Accrued interest receivable	2,035	1,916
Other assets	869	630

TOTAL ASSETS	$457,990	$455,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$49,700	$52,957
Savings, NOW and Money Market deposits	151,376	160,431
Time	151,857	149,445

Total deposits	352,933	362,833

Federal funds purchased and securities sold under repurchase agreements	13,078	11,106
Borrowed funds	34,500	24,500
Dividends payable	551	541
Other liabilities	3,008	2,860

Total liabilities	404,070	401,840

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	179	179
Retained earnings	36,742	35,292
Accumulated other comprehensive income	73	157
Treasury stock, 191,836 shares in 2008 and 168,691 shares in 2007, at cost	(7,000)	(6,266)

Total stockholders’ equity	53,920	53,288

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$457,990	$455,128

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	September 30
	2008	2007
	(Dollars in thousands,
	except per share data)

INTEREST INCOME
Loans, including fees	$5,690	$6,329
Securities:
Obligations of U.S. Government agencies and corporations	566	304
Obligations of states and political subdivisions	200	189
Other	61	66
Federal funds sold	—	99
Interest on deposits in other banks	12	—

Total interest income	6,529	6,987

INTEREST EXPENSE
Deposits	1,607	2,339
Other borrowings	368	263

Total interest expense	1,975	2,602

Net interest income	4,554	4,385

PROVISION FOR LOAN LOSSES	300	—

Net interest income, after provision for loan losses	4,254	4,385

NON-INTEREST INCOME
Trust income	231	240
Service charges on deposit accounts	396	428
Gain on sale of securities	16	—
Other	232	233

Total non-interest income	875	901

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	1,892	1,775
Occupancy of premises	212	212
Amortization of core deposit intangible asset	14	14
Other operating	1,237	1,149

Total non-interest expenses	3,355	3,150

Income before federal income taxes	1,774	2,136

FEDERAL INCOME TAXES	519	649

NET INCOME	$1,255	$1,487

Net income per share, based on 1,725,996 shares in 2008 and 1,756,397 shares in 2007	$0.73	$0.85

Dividends declared per share	$0.32	$0.31

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Nine months ended
	September 30
	2008	2007
	(Dollars in thousands,
	except per share data)

INTEREST INCOME
Loans, including fees	$17,168	$18,947
Securities:
Obligations of U.S. Government agencies and corporations	1,486	1,003
Obligations of states and political subdivisions	606	578
Other	178	202
Federal funds sold	71	175
Interest on deposits in other banks	73	—

Total interest income	19,582	20,905

INTEREST EXPENSE
Deposits	5,325	7,047
Other borrowings	1,040	915

Total interest expense	6,365	7,962

Net interest income	13,217	12,943

PROVISION FOR LOAN LOSSES	1,150	—

Net interest income, after provision for loan losses	12,067	12,943

NON-INTEREST INCOME
Trust income	655	665
Service charges on deposit accounts	1,161	1,122
Gain on sale of securities	16	—
Other	736	692

Total non-interest income	2,568	2,479

NON-INTEREST EXPENSES
Salaries, wages and employee benefits	5,612	5,378
Occupancy of premises	675	620
Amortization of core deposit intangible asset	43	43
Other operating	3,753	3,462

Total non-interest expenses	10,083	9,503

Income before federal income taxes	4,552	5,919

FEDERAL INCOME TAXES	1,290	1,771

NET INCOME	$3,262	$4,148

Net income per share, based on 1,736,273 shares in 2008 and 1,767,669 shares in 2007	$1.88	$2.35

Dividends declared per share	$0.96	$0.93

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	September 30
	2008	2007
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$53,599	$51,544

Comprehensive Income:
Net income	1,255	1,487
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	(184)	285

Total comprehensive income	1,071	1,772

Purchase of 7,254 treasury shares in 2008 and 1,795 shares in 2007	(199)	(72)

Cash dividends declared, $.32 per share in 2008 and $.31 per share in 2007	(551)	(544)

BALANCE AT END OF PERIOD	$53,920	$52,700

	Nine months ended
	September 30
	2008	2007
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$53,288	$51,163

Cumulative effect of change in accounting principle, net of tax	(149)	—

Comprehensive Income:
Net income	3,262	4,148
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	(84)	198

Total comprehensive income	3,178	4,346

Proceeds from issuance of treasury shares, 763 shares in 2007	—	29

Purchase of treasury shares, 23,145 shares in 2008 and 30,970 shares in 2007	(734)	(1,199)

Cash dividends declared, $.96 per share in 2008 and $.93 per share in 2007	(1,663)	(1,639)

BALANCE AT END OF PERIOD	$53,920	$52,700

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30
	2008	2007
	(Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES	$4,761	$4,726

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities	8,508	13,722
Proceeds from sale of available-for-sale securities	3,649	—
Purchases of available-for-sale securities	(30,782)	(5,114)
Net decrease in loans	1,473	11,432
Additions to premises and equipment	(528)	(635)

Net cash from investing activities	(17,680)	19,405

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(9,900)	(14,533)
Net change in federal funds purchased and securities sold under repurchase agreements	1,972	(3,729)
Net change in borrowed funds	10,000	(2,900)
Proceeds from issuance of treasury shares	—	29
Cash dividends paid	(1,653)	(1,631)
Purchase of treasury stock	(734)	(1,199)
Payment of deferred compensation	(50)	(11)

Net cash from financing activities	(365)	(23,974)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,284)	157

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,349	11,843

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,065	$12,000

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$6,347	$8,646

Federal income taxes	$1,440	$1,825

Transfer of loans to other real estate owned	$117	$89

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
September 30, 2008
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2007, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full year.
(2) New Accounting Pronouncements
On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Opinion for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits, but does not require, entities to measure selected financial assets and liabilities at fair value. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report the assets and liabilities at fair value must be made at the point of their inception. There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of FAS 159 during the first quarter of 2008 since the Corporation did not elect the fair value option for any eligible items, as defined in FAS 159, as of January 1, 2008.
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

On February 12, 2008, the FASB issued Staff Position 157-2 which defers the effective date of FAS 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.
The Corporation adopted the provisions of FAS 157 for the quarter ended March 31, 2008 except for those non-financial assets and liabilities subject to deferral as a result of Staff Position 157-2. There was no impact on the March 31, 2008 consolidated financial statements of the Corporation as a result of the adoption of FAS 157.
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Securities available for sale:
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
Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Impaired Loans:
Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. This valuation is considered Level 3 when consisting of appraisals of underlying collateral. Substantially all impaired loans are valued considering appraisals of underlying collateral.
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
PERFORMANCE SUMMARY
Assets at September 30, 2008 totaled $457,990,000 compared to $455,128,000 at 2007 year end, an increase of $2,862,000, or .6 percent. Total cash and cash equivalents decreased $13,284,000 during the first nine months of 2008, while total loans decreased to $347,689,000 at September 30, 2008, compared to $350,514,000 at 2007 year end. Total securities increased $18,558,000, or 36.0 percent to $70,037,000 at September 30, 2008, from $51,479,000 at 2007 year end, and total deposits decreased to $352,933,000 at September 30, 2008, from $362,833,000 at 2007 year end.
Net income for the quarter ended September 30, 2008 was $1,255,000, or $.73 per common share, compared to $1,487,000, or $.85 per common share for the same period in 2007. Net income for the nine-month period ended September 30, 2008 was $3,262,000, or $1.88 per common share, compared to $4,148,000, or $2.35 per common share for the same period in 2007. As discussed below, the September 30, 2008 quarterly and year-to-date results were adversely impacted by an increase in provision for loan losses and an increase in non-interest expenses.
FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at September 30, 2008 to 2007 year end.
Total loans decreased $2,825,000, or .8 percent from year-end. The decrease in loans resulted from the continued slow economy, which has precipitated continued low loan demand in the local market area, as well as $1,290,000 of loan charge-offs in 2008 through September 30. Croghan has experienced some growth in its non-residential real estate loan portfolio during the first nine months of 2008.

Total securities increased $18,558,000, or 36.0 percent from 2007 year-end. In response to continued soft loan demand in Croghan’s market area, coupled with improved securities rates, available funds were invested in the securities portfolio. The increase in securities during the period primarily resulted from purchases of available-for-sale securities of $30,782,000 which exceeded securities maturities and sales during the period of $8,508,000 and $3,633,000 respectively. During the third quarter of 2008, Croghan sold nine securities resulting in a gain on sale of $16,000. The proceeds of the security sales were used to repurchase bonds which extended the duration and increased the earnings rate of the securities portfolio.
Total deposits decreased $9,900,000, or 2.7 percent from 2007 year-end. The liquid deposit category (demand, savings, NOW and money market deposit accounts) decreased $12,312,000, or 5.8 percent while the time deposit category increased $2,412,000, or 1.6 percent. Competition for core deposits from both traditional sources (e.g., other banks and credit unions) and non-traditional sources (e.g., brokerage firms) continues to be very intense. Croghan continuously strives to maintain a balance between its deposit needs for funding anticipated loan demand and the necessary deposit pricing structure to maintain interest margin.
Stockholders’ equity increased to $53,920,000, or $31.31 book value per common share at September 30, 2008, compared to $53,288,000, or $30.53 book value per common share at December 31, 2007. The balance in stockholders’ equity at September 30, 2008 included accumulated other comprehensive income consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes. At September 30, 2008, Croghan held $65,804,000 in available-for-sale securities with an unrealized gain of $73,000, net of income taxes. This compares to 2007 year-end holdings of $47,344,000 in available-for-sale securities with an unrealized gain of $157,000, net of income taxes.
Beginning in February 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through February 1, 2009. Since the inception of the program, a total of 199,898 shares have been purchased as treasury shares. The 191,836 treasury shares held as of September 30, 2008 and the 168,691 shares held as of December 31, 2007 are reported at their acquired cost.
Consistent with the Corporation’s quarterly dividend policy, a cash dividend of $.32 per share was declared on September 9, 2008, payable on October 31, 2008 to shareholders of record as of October 10, 2008.
NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $169,000, or 3.9 percent for the quarter ended September 30, 2008 as compared to the same period in 2007. Net interest income increased $274,000, or 2.1 percent for the nine-month period ended September 30, 2008 as compared to the same period in 2007. The net interest yield (net interest income divided by average interest-earning assets) was 4.25 percent for the nine-month period ended September 30, 2008 compared to 4.20 percent for the same period in 2007.
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
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
	(Dollars in thousands)

Provision for loan losses charged to expense	$1,150	$—
Net loan charge-offs	1,202	232
Annualized net loan charge-offs as a percent of average outstanding loans	.47%	.09%
The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)

Nonaccrual loans	$ 2,263	$ 2,285
Loans contractually past due 90 days or more and still accruing interest	203	237
Restructured loans	—	—
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	13,173	9,405

Total potential problem and non-performing loans	$15,639	$11,927

Allowance for loan losses	$ 3,305	$ 3,358

Allowance for loan losses as a percent of period-end loans	.95%	.96%
There was a $300,000 provision for loan losses for the three-month period ended September 30, 2008 and a $1,150,000 provision for loan losses for the nine-month period ended September 30, 2008, compared to no provision for loan losses for the same periods in 2007. The 2008 provision for loan losses is attributable primarily to $916,000 of charge-offs relating to a commercial loan customer in the transportation industry. Loans to the customer were on non-accrual of interest at December 31, 2007, and the Bank provided a specific reserve relating to this credit of $800,000 in its allowance for loan losses calculation as of December 31, 2007. As evidenced in the above table, potential problem loans have increased $3,768,000, or 40.1% during the nine-month period ended September 30, 2008. The significant increase in potential problem loans, coupled with higher historic loss rates for potential problem loans from the aforementioned large loan charge-offs, have contributed to the increased provision for loan losses.
Total potential problem and non-performing loans, which are summarized in the preceding table, increased $3,712,000, or 31.1 percent to $15,639,000 at September 30, 2008, compared to $11,927,000 at December 31, 2007. Components of potential problem and non-performing loans that were favorable at September 30, 2008, as compared to December 31, 2007, included a $22,000 decrease in nonaccrual loans and a $34,000 decrease in loans contractually past due 90 days or more and still accruing interest. The aforementioned $3,768,000 increase in potential problem loans represents a significant unfavorable change. As illustrated in the tables below, $12,743,000, or 96.7 percent of total potential problem loans are less than 30 days past due, and 99.9 percent are secured with collateral.

The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)

Potential problem loans not currently past due	$ 8,270	$4,888
Potential problem loans past due one day or more but less than 10 days	3,034	2,006
Potential problem loans past due 10 days or more but less than 30 days	1,439	1,215
Potential problem loans past due 30 days or more but less than 60 days	239	985
Potential problem loans past due 60 days or more but less than 90 days	191	311

Total potential problem loans	$13,173	$9,405

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)

Collateralized by an interest in real property	$11,658	$6,790
Collateralized by an interest in assets other than real property	1,502	2,590
Unsecured	13	25

Total potential problem loans	$13,173	$9,405

The aforementioned asset quality trends will continue to be monitored throughout 2008 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management considers the allowance at September 30, 2008 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.
NON-INTEREST INCOME
Total non-interest income decreased $26,000, or 2.9 percent for the quarter ended September 30, 2008 compared to the same period in 2007, and increased $89,000, or 3.6 percent for the nine-month period ended September 30, 2008, compared to the same period in 2007. The increase for the nine-month period is primarily due to an increase in non-sufficient funds income and increases in other non-interest income categories.
NON-INTEREST EXPENSES
Total non-interest expenses increased $205,000, or 6.5 percent for the quarter ended September 30, 2008, as compared to the same period in 2007, and increased $580,000, or 6.1 percent for the nine-month period ended September 30, 2008, as compared to the same period in 2007. Salaries, wages and employee benefits increased $117,000, or 6.6 percent between comparable quarterly periods and increased $234,000, or 4.4 percent between comparable nine-month periods. Other operating expenses increased $88,000, or 7.7 percent between comparable quarterly periods and increased $291,000, or 8.4 percent between comparable nine-month periods.

FEDERAL INCOME TAX EXPENSE
Federal income tax expense decreased $130,000, or 20.0 percent between comparable quarterly periods and $481,000, or 27.2 percent between comparable nine-month periods which is in relation to the decrease in income before federal income taxes. The Corporation’s effective tax rate for the nine months ended September 30, 2008 was 28.3 percent compared to 29.9 percent for the same period in 2007.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $11,050,000 for the nine-month period ended September 30, 2008. This compares to $11,808,000 for the twelve-month period ended December 31, 2007 and $11,692,000 for the nine-month period ended September 30, 2007.
Borrowed funds, principally consisting of Federal Home Loan Bank borrowings, totaled $34,500,000 at September 30, 2008, as compared to $14,500,000 at September 30, 2007 and $24,500,000 at December 31, 2007. Most of the additional borrowings were used to purchase securities.
Capital expenditures for premises and equipment totaled $528,000 for the nine-month period ended September 30, 2008, compared to $635,000 for the same period in 2007. The 2008 expenditures included the completion of the new Norwalk Banking Center which opened in January 2008.
Loan commitments, including letters of credit, as of September 30, 2008 totaled $81,729,000 compared to $69,734,000 at December 31, 2007. Many of these commitments are expected to expire without being drawn upon. Therefore, the total of these commitments does not necessarily represent future cash requirements.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting
PART II — OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The table below includes certain information regarding Croghan’s repurchase of its common shares during the quarterly period ended September 30, 2008:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)

07/01/08 through 07/31/08	None	None	None	71,379

08/01/08 through 08/31/08	7,254	$27.57	7,254	79,222

09/01/08 through 09/30/08	None	None	None	79,222

(1)	A stock buyback program was announced on January 25, 2008 pursuant to which up to 87,270 common shares of Croghan could be repurchased from February 1, 2008 through August 1, 2008 (with a total of 15,891 shares being purchased under such program prior to its expiration). A stock buy back program commencing August 1, 2008 and ending February 1, 2009 was approved on July 15, 2008 in which up to 86,476 shares may be repurchased (with 5,000 shares purchased on August 13, 2008, 1,307 shares purchased on August 22, 2008, and 947 shares purchased on August 29, 2008).
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

CROGHAN BANCSHARES, INC. Registrant
Date: October 28, 2008	By:	/s/ Steven C. Futrell
Steven C. Futrell, President and CEO
(Principal Executive Officer)

Date: October 28, 2008	By:	/s/ Kendall W. Rieman
Kendall W. Rieman, Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Filed herewith

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer	Filed herewith