Form 10-K
period 2008-12-31
CROGHAN BANCSHARES INC
filed 2009-03-25
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
                              (Mark One)
[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008.
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
Yes [   ] No [ X ]
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [ X ]
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
Large accelerated filer [   ]                    Accelerated filer [   ]                    Non-accelerated filer [   ]                      Smaller Reporting Company [ X ]
                              (Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ X ]
The aggregate market value of the Registrant’s common shares, par value $12.50 per share, held by non-affiliates as of June 30, 2008, based on the closing price quoted on the OTC Bulletin Board was $46,397,606.
The Registrant had 1,720,330 common shares, par value $12.50 per share, outstanding as of February 28, 2009.
This document contains 101 pages. The Exhibit Index is on pages 33 and 34 and also immediately preceding the filed exhibits on pages 29 through 31.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 are incorporated by reference into PART II of this Annual Report on Form 10-K.

2.	Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 12, 2009 are incorporated by reference into PART III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Croghan Bancshares, Inc. (the “Corporation”), was organized under the laws of the State of Ohio on September 27, 1983, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As the result of a reorganization effective in 1984, the Corporation acquired all of the voting shares of The Croghan Colonial Bank (the “Bank”), an Ohio chartered bank organized in 1888. The Bank is the only subsidiary of the Corporation and substantially all of the Corporation’s operations are conducted through the Bank. The principal offices of both the Corporation and the Bank are located at 323 Croghan Street, Fremont, Ohio. The Bank operates ten Ohio branch offices in Bellevue, Clyde, Custar, three in Fremont, Green Springs, Monroeville, Norwalk, and Port Clinton.
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

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K which are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “believes”, “anticipates”, “targets”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such difference include, but are not limited to, the factors discussed under “Item 1A – Risk Factors” beginning on page 21 of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made and, except as required by law, the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to the Corporation or any person acting on its behalf are qualified by these cautionary statements.
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
The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	December 31,
	2008	2007	2006	2005	2004

	(Dollars in thousands)
Type of Loan: (1)
Commercial, financial and agricultural (2)	$32,566	$38,057	$42,846	$40,358	$41,970
Real estate – mortgage	289,502	282,407	277,085	255,418	223,185
Real estate – construction	9,952	11,427	13,467	13,641	17,515
Consumer	14,843	15,838	21,111	28,764	36,992
Credit card and other	2,570	2,785	2,769	2,729	2,827

	$349,433	$350,514	$357,278	$340,910	$322,489

(1)	The Bank made no foreign loans in 2008, 2007, 2006, 2005, or 2004.

(2)	Lease financing receivables, included in commercial, financial and agricultural, were $1,065,000 in 2008, $1,268,000 in 2007, $1,721,000 in 2006, $1,635,000 in 2005, and $1,806,000 in 2004.
Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2008, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges after 2008:

	Maturing
		After one
	Within	but within	After
	one year	five years	five years	Total

	(Dollars in thousands)

Commercial, financial and agricultural	$4,938	$16,268	$11,360	$32,566
Real estate – construction	4,476	554	4,922	9,952

Total	$9,414	$16,822	$16,282	$42,518

	Interest
	Sensitivity
	Fixed	Variable
	Rate	Rate

	(Dollars in thousands)

Due after one but within five years	$11,002	$5,820
Due after five years	4,202	12,080

	$15,204	$17,900

The above maturity information is based on the contract terms at December 31, 2008, and does not include any possible “rollover” at maturity date. In the normal course of business, the Bank considers and acts upon the borrower’s request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower’s credit history, the collateral securing the loan, and the purpose for such request.
Commercial, Financial and Agricultural Loans. The Bank makes loans for commercial purposes, including industrial and professional purposes, to sole proprietorships, partnerships, corporations, and other business enterprises. The Bank makes financial loans to banks and other financial institutions and financial intermediaries whose business is to accept deposits and extend credit. The Bank makes agricultural loans for the purpose of financing agricultural production, including all costs associated with growing crops or raising livestock. Commercial, financial, and agricultural loans may be secured, other than by real estate, or unsecured, requiring one single repayment or on an installment repayment schedule. Commercial, financial, and agricultural loans generally have final maturities of five years or less and are made with interest rates that adjust either daily or annually based upon the national prime rate in effect at the time of the applicable rate change. Such loans typically do not contain any periodic rate adjustment caps or lifetime rate caps.
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
At December 31, 2008, the Bank had $32,566,000, or 9.3% of total loans, invested in commercial, financial and agricultural loans, of which $85,000 were nonperforming loans (i.e., those loans in nonaccrual status or past due 90 days or more).
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

At December 31, 2008, the Bank had $142,452,000, or 40.8% of total loans, invested in non-residential real estate loans, a majority of which were secured by properties located in the Northwestern Ohio area. At December 31, 2008, the Bank had $860,000 of nonperforming loans of this type.
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
The Bank’s residential real estate loans amounted to $147,050,000 at December 31, 2008, which represented 42.1% of total loans. At December 31, 2008, the Bank had $1,390,000 of nonperforming loans of this type.
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
At December 31, 2008, the Bank’s construction loans amounted to $9,952,000, or 2.8% of total loans, with no such loans in the nonperforming category.
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
At December 31, 2008, the Bank had $14,843,000, or 4.2% of total loans, invested in consumer loans, $18,000 of which were nonperforming.
Credit Card and Other Loans. Credit card and other loans are made to individuals for personal expenditures and principally arise from bank credit cards. Such loans generally pose the most risk as they are most frequently unsecured.

At December 31, 2008, the Bank had $2,570,000, or 0.7% of total loans, invested in credit card and other loans, $7,000 of which were nonperforming.
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
Delinquent Loans, Nonperforming Assets, and Classified Assets. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly as a result of these efforts.
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

The following table presents information concerning the amount of loans which contain certain risk elements at the dates indicated:

	December 31,
	2008	2007	2006	2005	2004

	(Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)	$1,845	$2,285	$3,795	$3,872	$933

Loans contractually past due 90 days or more as to principal or interest payments and still accruing interest (2)	334	237	716	561	459

Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (3)	0	0	0	0	0

(1)	The amount of interest income that would have been recorded had all nonaccrual and renegotiated (of the type specified above) loans been current in accordance with their terms approximated $132,000 in 2008, $44,000 in 2007, $305,000 in 2006, $151,000 in 2005, and $90,000 in 2004. Actual interest included in income on these loans amounted to $39,000 in 2008, $176,000 in 2007, none in 2006 and 2005 and $19,000 in 2004.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.
In addition to the loan amounts identified in the preceding table, there was $13,140,000 of potential problem loans at December 31, 2008. While these loans are all currently performing, management has some doubt about the ability of the borrowers to continue to comply with all of their present loan repayment terms. Management typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower’s financial statements indicates the borrowing entity does not generate sufficient operating cash flow to adequately service its debts.
The Bank’s loans are spread over a broad range of industrial classifications. As of December 31, 2008, the Bank had no significant concentrations of loans (i.e., greater that 10% of total loans) to borrowers engaged in the same or similar industries.
Allowance for Loan Losses. The Bank maintains an allowance for loan losses to provide for loans that might not be repaid. At December 31, 2008, the Bank’s allowance for loan losses totaled $3,287,000. To determine the adequacy of the allowance for loan losses, the Bank performs a detailed quarterly analysis that focuses on delinquency trends within each loan category (i.e., commercial, real estate, and consumer loans), the status of nonperforming loans (i.e., impaired, nonaccrual and restructured loans, and loans past due 90 days or more), current and historic trends of charged-off loans within each category, existing local and national economic conditions, and changes in the volume and mix within each loan category. Additionally, loans that are identified as impaired are individually evaluated and specific reserves provided to the extent the loan amount exceeds anticipated future cash flows, including cash flows from the sale of the underlying collateral.
Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for losses within the portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. The regulatory agencies that periodically review the Bank’s allowance for loan losses may also require adjustments to the allowance or the charge-off of specific loans based upon the information available to them at the time of their examinations.

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for loan losses for such years:

	December 31,
	2008	2007	2006	2005	2004

	(Dollars in thousands)

Daily average amount of loans	$344,638	$347,445	$341,079	$343,705	$313,330

Allowance for loan losses at beginning of year	$3,358	$3,600	$3,624	$3,431	$3,387
Acquisition of The Custar State Bank	-	-	-	241	-

	3,358	3,600	3,624	3,672	3,387

Loan charge-offs:
Commercial, financial and agricultural	(1,128)	(3)	(93)	(53)	(37)
Real estate – mortgage	(379)	(259)	(136)	(226)	(209)
Real estate – construction	-	-	-	-	-
Consumer	(152)	(182)	(335)	(666)	(641)
Credit card and other	(82)	(55)	(37)	(66)	(81)

	(1,741)	(499)	(601)	(1,011)	(968)

Recoveries of loans previously charged off:
Commercial, financial and agricultural	15	38	34	33	35
Real estate – mortgage	17	36	3	3	39
Real estate – construction	-	-	-	-	-
Consumer	74	70	146	211	208
Credit card and other	14	13	14	11	14

	120	157	197	258	296

Net charge-offs	(1,621)	(342)	(404)	(753)	(672)

Additions to allowance charged to expense	1,550	100	380	705	716

Allowance for loan losses at end of year	$3,287	$3,358	$3,600	$3,624	$3,431

Allowance for loan losses as a percent of year-end loans	.94%	.96%	1.01%	1.06%	1.06%

Ratio of net charge-offs during the year to average loans outstanding	.47%	.10%	.12%	.22%	.22%

The amount of charge-offs and recoveries fluctuate from year to year due to factors relating to the condition of the general economy and specific business segments. With the exception of one real estate-mortgage write-down for $62,000 in 2004, the largest individual charge-off in 2004 totaled $48,000 and the largest individual recovery totaled $17,000. The 2005 charge-offs and recoveries did not include any significant individual amounts, with the largest charge-off totaling $29,000 and the largest recovery totaling $13,000. With the exception of one commercial loan charge-off for $63,000 in 2006, the largest individual write-down in 2006 totaled $48,000 and the largest individual recovery totaled $14,000. During 2007 there were five real estate charge-offs exceeding $25,000 with the largest charge-off being $67,000 and the aggregate being $213,000, and one consumer loan charge-off of $28,000. Otherwise, there were no individual charge-offs or recoveries exceeding $25,000 during 2007. During 2008 there were four commercial loan charge-offs exceeding $25,000 with the two largest being $495,000 and $490,000, both related to the same borrower, and the aggregate being $1,098,000; four real estate charge-offs exceeding $25,000 with the largest charge-off being $31,000 and the aggregate being $110,000; and one consumer loan charge-off of $29,000. There were no other individual charge-offs or recoveries exceeding $25,000 during 2008. There were no lease financing charge-offs or recoveries in any of the years presented.
The Corporation recognized a provision for loan and lease losses of $1,550,000 for the year ended December 31, 2008. The increase in the provision for loan losses in 2008, as compared to 2007 was due to both an increase in the level of net loan charge-offs in 2008, as compared to 2007, and an increase in the level of potential problem and nonperforming loans at December 31, 2008, as compared to December 31, 2007. While the Bank has historically experienced relatively low levels of net loan charge-offs within its commercial loan portfolio, the Bank recognized $1,055,000 of charge-offs in 2008 related to one commercial credit. The Bank had provided a specific reserve in its allowance for loan losses at December 31, 2007 of $800,000 relating to this credit. The increase in real estate loan charge-offs is attributable to the soft local and national real estate market. The Bank will continue to monitor the credit quality of its entire loan portfolio to maintain the allowance for loan losses at an appropriate level.
The following table allocates the allowance for loan losses for the periods indicated to each loan category. The allowance has been allocated to the categories of loans noted according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred based on specific credit analyses:

	December 31, 2008		December 31, 2007
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans

	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial and agricultural	$ 200	9.3%	$ 413	10.9%
Real estate – mortgage	2,536	82.9%	2,528	80.5%
Real estate – construction	291	2.8%	35	3.3%
Consumer	196	4.3%	303	4.5%
Credit card and other	64	.7%	79	.8%

	$3,287	100.0%	$3,358	100.0%

	December 31, 2006		December 31, 2005
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans

	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial and agricultural	$ 770	12.0%	$ 774	11.9%
Real estate – mortgage	2,349	77.5%	2,248	74.9%
Real estate – construction	41	3.8%	17	4.0%
Consumer	362	5.9%	458	8.4%
Credit card and other	78	.8%	127	.8%

	$3,600	100.0%	$3,624	100.0%

	December 31, 2004
		Percentage
		of loans to
	Allowance	total loans

	(Dollars in thousands)

Commercial, financial and agricultural	$ 784	13.0%
Real estate – mortgage	2,055	69.2%
Real estate – construction	19	5.4%
Consumer	471	11.5%
Credit card and other	102	.9%

	$ 3,431	100.0%

The Bank decreased its allowance for loan losses to $3,287,000 at December 31, 2008 from $3,358,000 at December 31, 2007, largely due to the allowance for loan losses at December 31, 2007 including an $800,000 specific reserve for the commercial credit that was charged off in 2008. There were no significant specific reserves on individual credits at December 31, 2008. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance.

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
The following table sets forth the carrying amount of securities, which are presented on the basis of Statement of Financial Accounting Standards No. 115, at December 31, 2008, 2007, and 2006:

	December 31,
	2008	2007	2006

	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations (1)	$46,481	$27,395	$35,418
Obligations of states and political subdivisions (2)	21,917	19,599	21,505
Other securities (2)	4,583	4,485	4,990

	$72,981	$51,479	$61,913

(1)	There were no holdings of U.S. Treasury securities at December 31, 2008, 2007, or 2006.

(2)	There were no securities of any single “issuer” where the aggregate carrying amount of such securities exceeded ten percent of stockholders’ equity.
The following table sets forth the maturities of securities at December 31, 2008 and the weighted average yields of such securities:

	Maturing
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations	$3,013	3.97%	$ 454	5.23%	$5,236	5.05%	$37,778	5.32%
Obligations of states and political subdivisions (1)	1,233	3.65%	8,178	3.60%	4,097	3.95%	8,409	4.35%
Other securities (2)	-	-	504	6.23%	-	-	-	-

	$4,246	3.88%	$9,136	3.83%	$9,333	4.57%	$46,187	5.14%

(1)	Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

(2)	Excludes equity investments of $4,079,000 which have no stated maturity.
DEPOSITS AND BORROWINGS
General. Deposits have traditionally been the Bank’s primary funding source for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest and principal repayments on loans and income from other earning assets. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate in response to economic conditions and interest rates. The Bank has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs. At December 31, 2008, the Bank had $1,600,000 of federal funds purchased, out of the $22,100,000 available under such lines.
The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2008, the Bank had $15,751,000 in retail repurchase agreements.

Neither the Corporation nor the Bank had any capital lease obligations as of December 31, 2008. The Bank had future operating lease obligations totaling $243,000 at December 31, 2008 related to the following lease arrangements: the Port Clinton banking center, located in a retail supermarket in the Knollcrest Shopping Center; the new Norwalk banking center, located at 60 Whittlesey Street; an ATM site north of Fremont; and the vacated Norwalk banking center located in the downtown business district. Additionally, the Bank has various future operating lease obligations aggregating less than $55,000 at December 31, 2008, for photocopying and mail processing equipment.
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
The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits are summarized for 2008, 2007, and 2006 in the following table:

	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid

	(Dollars in thousands)

Non-interest bearing demand deposits	$49,398	-	$48,065	-	$46,179	-
Interest-bearing demand deposits	57,195	.63%	61,219	1.46%	58,831	1.08%
Savings, including Money Market deposits	100,016	1.02%	100,791	1.96%	92,823	1.48%
Time deposits	150,059	3.57%	154,406	4.18%	168,428	3.71%

Total	$356,668		$364,481		$366,261

Maturities of time deposits of $100,000 or more outstanding at December 31, 2008 are summarized as follows (dollars in thousands):

3 months or less	$ 6,262
Over 3 through 6 months	9,253
Over 6 through 12 months	13,590
Over 12 months	17,685

Total	$46,790

Borrowings. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds as needed to meet daily liquidity needs. As a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) since 1993, the Bank is authorized to obtain advances from the FHLB provided certain credit standards are met. The Bank had $39,500,000 in FHLB advances outstanding at December 31, 2008, and had an additional borrowing capacity of $53,952,000.
The following table sets forth the maximum month-end balance for the Bank’s outstanding short-term borrowings (i.e., federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest rates, for 2008, 2007, and 2006:

	2008	2007	2006
	(Dollars in thousands)

Balance at year-end	$17,351	$11,106	$15,388

Maximum balance at any month-end during the period	17,351	20,729	15,388

Average balance	11,294	11,808	9,027

Weighted average interest rate	1.75%	3.46%	2.91%

The following table sets forth the maximum month-end balance for the Bank’s outstanding long-term borrowings (i.e., FHLB advances and note payable to correspondent bank), along with the average aggregate balances and weighted average interest rates, for 2008, 2007, and 2006:

	2008	2007	2006
	(Dollars in thousands)

Balance at year-end	$39,500	$24,500	$17,600

Maximum balance at any month-end during the period	39,500	24,500	29,050

Average balance	29,992	17,066	22,865

Weighted average interest rate	4.06%	4.64%	4.77%
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
The Bank monitors its interest rate risk through a sensitivity analysis, which strives to measure potential changes in future earnings and the fair values of its financial instruments that could result from hypothetical changes in interest rates. The first step in this analysis is to estimate the expected cash flows from the Bank’s financial instruments using the interest rates in effect at December 31, 2008. To arrive at fair value estimates, the cash flows from the Bank’s financial instruments are discounted to their approximated present values. Hypothetical changes in interest rates are applied to those financial instruments, and the cash flows and fair value estimates are then simulated. When calculating the net interest income estimations, hypothetical rates are applied to the financial instruments based upon the assumed cash flows. The Bank applies interest rate “shocks” to its financial instruments of 100 and 200 basis points (1% and 2%) up and down for its net interest income, and 200 basis points (2%) up and down for the value of its equity. However, because interest rates were below 1.0% at December 31, 2008, the sensitivity analysis could not be performed with respect to a negative 100 and 200 basis point change in market rates.
The following table presents the potential sensitivity in the Bank’s annual net interest income to 100 and 200 basis-point changes in market interest rates and the potential sensitivity in the present value of the Bank’s equity if a sudden and sustained 200 basis-point change in market interest rates occurred (dollars in thousands):

	December 31, 2008
	Change in Dollars ($)	Change in Percent (%)

Annual Net Interest Income Impact
For a Change of +100 Basis Points	579	3.3
For a Change of - 100 Basis Points	N/A	N/A
For a Change of +200 Basis Points	538	3.1
For a Change of - 200 Basis Points	N/A	N/A

Impact on the Net Present Value of Equity
For a Change of +200 Basis Points	(3,459)	(5.8)
For a Change of - 200 Basis Points	N/A	N/A
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

The following table sets forth, for the years ended December 31, 2008, 2007, and 2006, the distribution of assets, liabilities and stockholders’ equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)

Assets

Interest-earning assets:
Loans (1) (2)	344,638	22,677	6.58%	347,445	25,168	7.24%	341,079	23,926	7.01%
Taxable securities	45,484	2,271	4.99%	34,689	1,598	4.61%	46,188	1,994	4.32%
Non-taxable securities	20,910	797	3.81%	20,318	763	3.76%	23,902	891	3.73%
Federal funds sold	2,245	71	3.17%	4,488	223	4.97%	1,822	93	5.10%
Interest-earning deposits	3,116	76	2.44%	-	-	-	-	-	-

Total interest-earning assets	416,393	25,892	6.22%	406,940	27,752	6.82%	412,991	26,904	6.51%

Non-interest earning assets:
Cash and due from banks	10,549			13,775			11,708
Bank premises and equipment, net	7,471			7,948			7,542
Other assets	24,012			23,292			23,509
Less allowance for loan losses	(3,139)			(3,466)			(3,541)

Total	$455,286	$25,892		$448,489	$27,752		$452,209	$26,904

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	157,211	1,384	.88%	162,010	2,877	1.78%	151,654	2,009	1.32%
Time Deposits	150,059	5,359	3.57%	154,406	6,447	4.18%	168,428	6,250	3.71%
Federal funds purchased and securities sold under repurchase agreements	11,294	198	1.75%	11,808	409	3.46%	9,027	263	2.91%
Borrowed funds	29,992	1,219	4.06%	17,066	791	4.64%	22,865	1,091	4.77%

Total interest-bearing liabilities	348,556	8,160	2.34%	345,290	10,524	3.05%	351,974	9,613	2.73%

Non-interest-bearing liabilities:
Demand deposits	49,398			48,065			46,179
Other liabilities	3,512			3,123			3,699

	52,910			51,188			49,878

Stockholders’ equity	53,820			52,011			50,357

Total	$455,286	$8,160		$448,489	$10,524		$452,209	$9,613

Net interest income		$17,732			$17,228			$17,291

Net yield on interest-earning assets			4.26%			4.23%			4.19%

(1)	Included in loan interest income are loan fees of $445,000 in 2008, $506,000 in 2007, and $586,000 in 2006.

(2)	Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

	2008 compared to 2007			2007 compared to 2006
	Increase (decrease)			Increase (decrease)
	due to volume/rate (1)			due to volume/rate (1)
	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)

Interest income:
Loans receivable	$(203)	(2,288)	(2,491)	$452	790	1,242
Taxable securities	530	143	673	(523)	127	(396)
Non-taxable securities	22	12	34	(135)	7	(128)
Federal funds sold	(88)	(64)	(152)	133	(3)	130
Interest-earning deposits	76	-	76	-	-	-

Total interest-earning assets	337	(2,197)	(1,860)	(73)	921	848

Interest expense:
Savings, NOW, and Money Market deposits	(83)	(1,410)	(1,493)	145	723	868
Time deposits	(177)	(911)	(1,088)	(546)	743	197
Federal funds purchased and securities sold under repurchase agreements	(17)	(194)	(211)	91	55	146
Borrowed funds	536	(108)	428	(270)	(30)	(300)

Total interest-bearing liabilities	259	(2,623)	(2,364)	(580)	1,491	911

Net interest income	$ 78	426	504	$507	(570)	(63)

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.
The ratio of net income to daily average total assets and average stockholders’ equity, and certain other ratios, for the periods noted are as follows:

	Year ended December 31,
	2008	2007	2006

Percentage of net income to:
Average total assets	.96%	1.23%	1.21%
Average stockholders’ equity	8.09%	10.60%	10.90%

Percentage of cash dividends declared per common share to net income per common share	50.87%	39.62%	39.60%

Percentage of average stockholders’ equity to average total assets	11.90%	11.71%	11.14%
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
EMPLOYEES
As of December 31, 2008, the Bank employed 140 full-time employees and 21 part-time employees. The Bank believes that relations with its employees are excellent. The Bank provides a variety of benefits to full-time employees, including health, disability, and life insurance benefits.
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
Subject to certain exceptions, the BHCA requires a bank holding company to obtain the prior approval of the FRB before (a) acquiring all or substantially all of the assets of any bank or bank holding company, (b) merging or consolidating with any other bank holding company, or (c) acquiring direct or indirect ownership or control of any voting shares of any other bank, if after such acquisition, the bank holding company would own or control more than 5% of the voting shares of such bank. In making such determinations, the FRB considers the effect of the acquisition on competition, the financial and managerial resources of the holding company, and the convenience and needs of the affected communities.
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
No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The GLB Act defines “financial in nature” to include:
•	securities underwriting, dealing, and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking activities; and

•	activities that the FRB has determined to be closely related to banking.
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
REGULATORY CAPITAL REQUIREMENTS
The FRB has adopted risk-based capital guidelines for bank holding companies, such as the Corporation, and for state member banks, such as the Bank. Bank holding companies and state member banks must maintain adequate consolidated capital to meet the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) (the “Total Risk-Based Ratio”) of 8%. At least half of the minimum-required Total Risk-Based Ratio (4%) must be composed of “Tier 1” capital, which consists of common stockholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries, and a limited amount of perpetual preferred stock and qualified trust preferred securities, less goodwill and certain other intangibles (the “Tier 1 Risk-Based Ratio”). The remainder of total risk-based capital (commonly referred to as “Tier 2” risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowances, and net unrealized gains on certain available-for-sale securities, all subject to limitations established by the guidelines.
Under the guidelines, capital is compared to the relative risk of the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50% and 100%) is applied to different balance sheet and off balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The FRB also has established minimum leverage ratio guidelines for bank holding companies and state member banks. The guidelines provide for a minimum ratio of Tier 1 capital to average total assets (excluding the loan and lease loss allowance, goodwill, and certain other intangibles) (the “Leverage Ratio”) of 3% for bank holding companies and state member banks that meet specified criteria, including having the highest regulatory rating. All other bank holding companies and state member banks must maintain a Leverage Ratio of 4% to 5%. The guidelines further provide that bank holding companies and state member banks making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels.
The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio, and Leverage Ratio for the Corporation and the Bank at December 31, 2008:

	At December 31, 2008
	Corporation		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Tier 1 risk-based	$43,688	12.9%	$38,277	11.3%
Minimum capital requirement	13,539	4.0	13,525	4.0

Excess	$30,149	8.9%	$24,752	7.3%

Total risk-based	$46,975	13.9%	$45,564	13.5%
Minimum capital requirement	27,077	8.0	27,049	8.0

Excess	$19,898	5.9%	$18,515	5.5%

Leverage ratio	$43,688	9.8%	$38,277	8.6%
Minimum capital requirement	17,796	4.0	17,782	4.0

Excess	$25,892	5.8%	$20,495	4.6%

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
The Bank’s capital levels at December 31, 2008 met the standards for the highest level, a “well capitalized” institution.
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
FRB RESERVE REQUIREMENTS
For 2009, FRB regulations require depository institutions to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to and including $44,400,000 (subject to an exemption for the first $10,300,000 of net transaction accounts), and of 10% of net transaction accounts in excess of $44,400,000.
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
SEC REGULATION
The Corporation is subject to the jurisdiction of the SEC and certain state securities authorities relating to the offering and sale of its securities. The Corporation is subject to the registration, reporting, and other regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act and the rules adopted by the SEC under those acts.
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
The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. The Sarbanes-Oxley Act and the rules adopted by the SEC and securities exchanges thereunder include very specific additional disclosure requirements and corporate governance rules. Among other matters, the Sarbanes-Oxley Act and the rules adopted thereunder address: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding loans by insured depository institutions that are subject to the insider lending restrictions of the Federal Reserve Act); expedited filing requirements for stock transaction reports by officers and directors; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

ITEM 1A. Risk Factors
Changes in interest rates could have a material adverse effect on our financial condition and results of operations.
Our operating results are dependent to a significant degree on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, and the policies of various governmental and regulatory authorities (in particular, the FRB). Changes in interest rates will influence the demand for loans, the prepayment of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits and borrowings, and these changes could have a material adverse effect on our financial condition and results of operations. The impact of these changes may be magnified if we do not effectively manage the relative sensitivity of our assets and liabilities to changes in market interest rates. See “ASSET/LIABILITY MANAGEMENT” on page 14 under Item 1 of this Annual Report on Form 10-K.
Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.
The policies of the FRB impact us significantly. The FRB regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. FRB policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the FRB could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.
Changes in economic and political conditions could adversely affect our financial condition and results of operations.
Our success depends, to a significant extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, change in interest rates, money supply, and other factors beyond our control may adversely affect our asset quality, deposit levels, and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, a substantial portion of our loans are to individuals and businesses located in Northwest Ohio. Consequently, a significant decline in the economy of this market area could have a materially adverse effect on our financial condition and results of operations.
We may be adversely affected by current conditions in the capital and credit markets and economic conditions generally.
As a consequence of the current U.S. recession, businesses across a wide range of industries face serious difficulties due to the lack of consumer spending and the lack of liquidity in the global credit markets. Unemployment has also increased significantly. A sustained weakness or weakening in business and economic conditions generally or specifically in the markets in which we do business could adversely affect us, by, among other things, decreasing the demand for loans and other products and services that we offer, causing impairment of certain intangible assets, such as goodwill, and increasing the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to us.
Current levels of market volatility are unprecedented and may adversely affect our financial condition and results of operations.
The capital and credit markets have been experiencing volatility and disruption for more than a year and have reached unprecedented levels in recent months. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our financial condition and results of operations.

Recent developments in the residential mortgage and related markets and the economy may adversely affect our business.
The residential mortgage market in the United States, including Ohio, has been negatively impacted recently by increasing rates and payments on adjustable-rate mortgages, decreasing housing values, increased credit standards for borrowers, and other economic factors. As a result, delinquencies, foreclosures, and losses with respect to residential construction and mortgage loans have increased and may continue to increase. Additionally, the lower housing prices and appraisal values may result in additional delinquencies and loan losses. While the residential real estate loans held in our portfolio are typically originated using conservative underwriting standards and do not include sub-prime loans, we do originate and hold fixed and adjustable rate loans and residential construction loans. If the residential loan market continues to deteriorate, especially in our local markets, our financial condition and results of operations could be adversely affected.
Federal or state governments may adopt laws responsive to the current credit conditions that would affect our ability to collect on loans.
Federal or state governments might adopt legislation or regulations that reduce the amount that our customers are required to pay under existing loan contracts or that limit our ability to foreclose on collateral. Additionally, legislation has been proposed to give judges the ability to adjust the principal and interest payments on mortgages to allow homeowners to avoid foreclosure. If adopted, such legislation or regulations could adversely affect our financial condition and results of operations.
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
FDIC insurance premiums may increase materially, which would negatively affect our net income.
The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payment of deposits up to insured limits from the Deposit Insurance Fund. In late 2008, the FDIC announced an increase in insurance premium rates of seven basis points for the first quarter of 2009. On February 27, 2009, the FDIC announced its adoption of an interim final rule imposing a one-time special assessment of 20 basis points and a final rule adjusting the risk-based calculation used to determine the premiums due from each financial institution. On March 5, 2009, the FDIC announced it plans to reduce the special assessment to 6 basis points. Management expects that the special assessment and the changes to the premium calculation will significantly increase the Corporation’s FDIC insurance expense in 2009. Future increases may also be announced, which could have a further negative impact on our net income.
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
In deciding whether to extend credit or enter into other transactions with customers, we may rely on information provided to us by customers, including financial statements and other financial information. We may also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s financial statements conform with generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations, and cash flows of the customer. We may also rely on the reports of accounting firms issuing an opinion or other assurances on those financial statements. Our financial condition and results of operation could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are materially misleading.
Government regulation can result in limitations on our operations.
The financial services industry is extensively regulated. The Bank is subject to extensive regulation, supervision, and examination by the Division and the FRB. As a holding company, the Corporation is also subject to regulation and oversight by the FRB. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. Such regulations can at times impose significant limitations on our operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the adequacy of an institution’s allowance for loan losses. Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. Changes in applicable laws or policies could materially affect our business, and the likelihood of any major changes in the future and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form any proposed legislation might take or how it might affect us.
We operate in an extremely competitive market, and we will suffer if we are unable to compete effectively.
In our market area, we encounter significant competition from other commercial banks, as well as from savings and loan associations, credit unions, brokerage firms, mutual funds, and loan production offices and other financial units of non-local bank holding companies. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology, product delivery systems, and the accelerating pace of consolidation among financial service providers. Many of our competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide. Our ability to maintain our history of strong financial performance will depend in part on our continued ability to compete successfully in our market area and on our ability to expand our scope of available financial services as needed to meet the needs and demands of our customers.
There is a limited trading market for our common shares, and thus your ability to sell or purchase our common shares may be limited.
Your ability to sell our common shares or purchase additional common shares largely depends upon the existence of an active market for our common shares. Although our common shares are quoted on the OTC Bulletin Board, they are not listed on any securities exchange and the volume of trading has been limited historically. As a result, you may not be able to sell or purchase our common shares at the volume, time, and price that you desire. In addition, a fair valuation of the purchase or sales price of our common shares also depends upon an active trading market, and thus the price you receive for a thinly traded stock, such as our common shares, may not reflect its true value.
The preparation of our financial statements requires the use of estimates that may vary from actual results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates that affect the financial statements. Our most critical estimate is the level of the allowance for loan losses. Because of the inherent nature of this estimate, we cannot provide complete assurance that we will not be required to charge earnings for significant unexpected loan losses. For additional information on this estimate, refer to the Notes to our 2008 Consolidated Financial Statements included in our 2008 Annual Report.

Changes in accounting standards could impact our results of operations.
The accounting standard setters, including the Financial Accounting Standards Board, the SEC, and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be difficult to predict and can materially affect how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, which would result in the restatement of our financial statements for prior periods.
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
ITEM 1B. Unresolved Staff Comments
Not applicable.
ITEM 2. Properties
The Corporation neither owns nor leases any properties. The Bank maintains its main office at 323 Croghan Street, Fremont, Ohio. In addition, the Bank operates one banking center in Bellevue, one in Clyde, one in Custar, three in Fremont, one in Green Springs, one in Monroeville, one in Norwalk, and one in Port Clinton, Ohio. The Bank’s operations center is also located in Fremont, Ohio. With the exceptions of the Port Clinton and Norwalk banking centers, and an ATM site north of Fremont, which are leased, all premises are owned by the Bank. On March 9, 2009 the bank entered into an agreement to purchase the Norwalk banking center for $360,000, in which the transaction will be completed by the end of the first quarter in 2009. The Bank completed renovations to the banking center in Norwalk in January 2008.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and
Issuer Purchases of Equity Securities
The Corporation’s common shares are quoted on the OTC Bulletin Board under the symbol “CHBH”. The other information required by Items 201(a), 201(b) and 201(c) of SEC Regulation S-K is contained in Financial Statement Note 15, captioned “REGULATORY MATTERS,” on pages 36 and 37 of the Corporation’s 2008 Annual Report to Shareholders, in the section captioned “DIVIDEND RESTRICTIONS” in Part 1 of this Annual Report on Form 10-K, and in the section captioned “MARKET PRICE AND DIVIDENDS ON COMMON SHARES” on page 2 of the Corporation’s 2008 Annual Report to Shareholders, and is incorporated herein by reference.
The table below includes certain information regarding the Corporation’s purchase of its common shares during the quarterly period ended December 31, 2008:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)

10/01/08 through 10/31/08	None	None	None	79,222

11/01/08 through 11/30/08	1,415	$26.25	1,415	77,807

12/01/08 through 12/31/08	None	None	None	77,807
(1)	A stock buy-back program commencing August 1, 2008 and ending on February 1, 2009 was announced on July 8, 2008 in which up to 79,222 shares may be repurchased (with 1,415 shares purchased on November 25, 2008).
ITEM 6. Selected Financial Data
The information required by this Item 6 is contained under the caption “FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA” on page 3 of the Corporation’s 2008 Annual Report to Shareholders and is incorporated herein by reference.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
The information required by this Item 7 is contained under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 4 through 16 of the Corporation’s 2008 Annual Report to Shareholders and is incorporated herein by reference.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
The discussion of interest rate sensitivity included in the section captioned “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - INTEREST RATE RISK” on page 13 of the Corporation’s 2008 Annual Report to Shareholders is incorporated herein by reference. In addition, the discussion of the Corporation’s contractual obligations, contingent liabilities and commitments, and off-balance sheet arrangements included in the section captioned “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS” on page 14 of the Corporation’s 2008 Annual Report to Shareholders, and in Financial Statement Note 14, captioned “FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK,” on pages 35 and 36 of the Corporation’s 2008 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data
The following consolidated financial statements (and reports thereon) are set forth on pages 18 through 44 of the Corporation’s 2008 Annual Report to Shareholders and are incorporated herein by reference:
  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets - December 31, 2008 and 2007
  Consolidated Statements of Operations - Years ended December 31, 2008, 2007, and 2006
  Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2008, 2007, and 2006
  Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007, and 2006
  Notes to Consolidated Financial Statements
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
Management’s Annual Report on Internal Control Over Financial Reporting. The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” included on page 17 of the Corporation’s 2008 Annual Report to Shareholders is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
ITEM 9B. Other Information
None

PART III
ITEM 10. Directors, Executive Officers, and Corporate Governance
Directors and Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of the Corporation and the nominees for election as directors of the Corporation at the Annual Meeting of Shareholders to be held on May 12, 2009 (the “2009 Annual Meeting”) is incorporated herein by reference from the disclosure included under the caption “ELECTION OF DIRECTORS” in the Corporation’s definitive Proxy Statement relating to the 2009 Annual Meeting filed pursuant to SEC Regulation 14A (the “Corporation’s 2009 Proxy Statement”). The information required by Item 401 of SEC Regulation S-K concerning the executive officers of the Corporation is incorporated herein by reference from the disclosure included under the caption “EXECUTIVE OFFICERS” in the Corporation’s 2009 Proxy Statement.
Compliance With Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Corporation’s 2009 Proxy Statement.
Nominating Procedures for Directors
The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Director Nominations” in the Corporation’s 2009 Proxy Statement.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Audit Committee” in the Corporation’s 2009 Proxy Statement.
Code of Ethics
The Corporation has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that is applicable to all employees of the Corporation and the Bank, including the Corporation’s principal executive officer and principal financial and accounting officer. The Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K.
ITEM 11. Executive Compensation
The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the captions “ELECTION OF DIRECTORS – Compensation of Directors” and “COMPENSATION OF EXECUTIVE OFFICERS” in the Corporation’s 2009 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
Beneficial Ownership Information
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Corporation’s 2009 Proxy Statement.
Equity Plan Information
The Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan was approved by the Corporation’s shareholders at the 2002 Annual Meeting. As of the date of this Annual Report on Form 10-K, no awards had been granted under the 2002 Stock Option and Incentive Plan.
The following table provides certain information regarding the Corporation’s equity compensation plans as of December 31, 2008.

	(a)	(b)	(c)

Plan Category	Number of securities to be	Weighted-average exercise	Number of securities remaining
	issued upon exercise of	price of outstanding options,	available for future issuance under
	outstanding options, warrants	warrants and rights	equity compensation plans
	and rights		(excluding securities reflected
in column (a))

Equity compensation plans approved by security holders	0	0	190,951

Equity compensation plans not approved by security holders (1)	-	-	-

Total	0	0	190,951

(1)	The Corporation has no equity compensation plans that have not been approved by the Corporation’s shareholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Related Party Transactions” in the Corporation’s 2009 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Director Independence” in the Corporation’s 2009 Proxy Statement.
ITEM 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference from the disclosure included under the caption “AUDIT COMMITTEE DISCLOSURE” in the Corporation’s 2009 Proxy Statement.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements (and reports thereon) are set forth on pages 18 through 44 of the Corporation’s 2008 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:
  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets - December 31, 2008 and 2007
  Consolidated Statements of Operations - Years ended December 31, 2008, 2007, and 2006
  Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2008, 2007, and 2006
  Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007, and 2006
  Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.
(a)(3) Exhibits
The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit
Number	Description	Location

3.1(a)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.1(b)	Certificate of Amendment to Articles of Incorporation of Croghan Bancshares, Inc. as filed with the Ohio Secretary of State on May 12, 2006	Incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20159)

3.2	Amended Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.1	Article Fourth of the Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20159)

4.2	Articles Fifth and Eighth of the Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

4.3	Amended Articles II, III, V, VII and VIII of the Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included with this filing

*10.1(a)	Executive Supplemental Retirement Plan Agreement	Incorporated herein by reference to Exhibit 10(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20159)

*10.1(b)	First Amendment to Supplemental Retirement Plan Agreement, dated as of November 21, 2008, between The Croghan Colonial Bank and Barry F. Luse	Included with this filing

*10.2(a)	Employment Agreement, dated as of August 29, 2007, between The Croghan Colonial Bank and Steven C. Futrell	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2007 (File No. 0-20159)

*10.2(b)	First Amendment to The Croghan Colonial Bank Employment Agreement with Steven C. Futrell, dated as of December 8, 2008	Included with this filing

*10.3	Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Included with this filing

*10.4	Executive Supplemental Death Benefit Agreement	Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

13	2008 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Incorporation by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20159)

21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Auditor	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Included with this filing

32	Section 1350 Certification – Principal Executive Officer	Included with this filing

and Principal Financial Officer

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROGHAN BANCSHARES, INC.

Date: March 10, 2009	/s/ Steven C. Futrell

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

/s/ Gary L. Zimmerman

Gary L. Zimmerman, Director

Date: March 10, 2009

EXHIBIT INDEX

Exhibit
Number	Description	Location

3.1(a)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.1(b)	Certificate of Amendment to Articles of Incorporation of Croghan Bancshares, Inc. as filed with the Ohio Secretary of State on May 12, 2006	Incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20159)

3.2	Amended Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.1	Article Fourth of the Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20159)

4.2	Articles Fifth and Eighth of the Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

4.3	Amended Articles II, III, V, VII and VIII of the Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included with this filing

*10.1(a)	Executive Supplemental Retirement Plan Agreement	Incorporated herein by reference to Exhibit 10(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20159)

*10.1(b)	First Amendment to Supplemental Retirement Plan Agreement, dated as of November 21, 2008, between The Croghan Colonial Bank and Barry F. Luse	Included with this filing

*10.2(a)	Employment Agreement, dated as of August 29, 2007, between The Croghan Colonial Bank and Steven C. Futrell	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2007 (File No. 0-20159)

*10.2(b)	First Amendment to The Croghan Colonial Bank Employment Agreement with Steven C. Futrell, dated as of December 8, 2008	Included with this filing

*10.3	Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Included with this filing

*10.4	Executive Supplemental Death Benefit Agreement	Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

13	2008 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Incorporation by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20159)

21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Auditor	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Included with this filing

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Included with this filing

*	Denotes management contract or compensatory plan or arrangement.