Form 10-Q
period 2009-03-31
CROGHAN BANCSHARES INC
filed 2009-04-28
CIK 887149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
0-20159

(Commission File Number)
CROGHAN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1073048

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

323 Croghan Street, Fremont, Ohio	43420

(Address of principal executive offices)	(Zip Code)
(419) 332-7301

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
1,720,330 common shares, par value $12.50 per share, of the registrant were outstanding as of April 28, 2009.
This document contains 20 pages. The Exhibit Index is on page 17 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	March 31	December 31
	2009	2008
	(Dollars in thousands, except par value)
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$10,259	10,100
Interest-bearing deposits due from banks	7,782	32

Total cash and cash equivalents	18,041	10,132

SECURITIES
Available-for-sale, at fair value	66,901	68,748
Held-to-maturity, at amortized cost, fair value of $523 in 2009 and $512 in 2008	503	504
Restricted stock	3,729	3,729

Total securities	71,133	72,981

LOANS	340,056	349,433
Less: Allowance for loan losses	3,816	3,287

Net loans	336,240	346,146

Premises and equipment, net	7,023	7,181
Cash surrender value of life insurance	10,695	10,601
Goodwill	10,430	10,430
Core deposit intangible asset, net	216	230
Accrued interest receivable	1,850	1,874
Other assets	1,278	901

TOTAL ASSETS	$456,906	$460,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$47,483	$49,820
Savings, NOW, and Money Market deposits	149,187	143,922
Time	154,815	151,335

Total deposits	351,485	345,077

Federal funds purchased and securities sold under repurchase agreements	10,942	17,351
Federal Home Loan Bank borrowings	35,500	39,500
Dividends payable	551	551
Other liabilities	3,094	3,178

Total liabilities	401,572	405,657

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	179	179
Retained earnings	37,601	37,281
Accumulated other comprehensive income	679	471
Treasury stock, 193,779 shares in 2009 and 193,251 shares in 2008, at cost	(7,051)	(7,038)

Total stockholders’ equity	55,334	54,819

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$456,906	$460,476

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31
	2009	2008
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$5,196	$5,876
Securities:
Obligations of U.S. Government agencies and corporations	540	382
Obligations of states and political subdivisions	217	190
Other	56	60
Federal funds sold	—	66
Interest on deposits due from banks	5	57

Total interest income	6,014	6,631

INTEREST EXPENSE
Deposits	1,261	2,006
Other borrowings	384	342

Total interest expense	1,645	2,348

Net interest income	4,369	4,283

PROVISION FOR LOAN LOSSES	600	650

Net interest income, after provision for loan losses	3,769	3,633

NON-INTEREST INCOME
Gain on sale of loans	56	—
Trust income	219	210
Service charges on deposit accounts	364	378
Other	214	242

Total non-interest income	853	830

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	1,939	1,836
Occupancy of premises	238	234
Amortization of core deposit intangible asset	14	14
Other operating	1,255	1,275

Total non-interest expenses	3,446	3,359

Income before federal income taxes	1,176	1,104

FEDERAL INCOME TAXES	305	292

NET INCOME	$871	$812

Net income per share, based on 1,720,659 shares in 2009 and 1,745,418 shares in 2008	$0.51	$0.47

Dividends declared	$0.32	$0.32

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	March 31
	2009	2008
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$54,819	$53,288

Cumulative effect of change in accounting principle, net of tax	—	(149)

Comprehensive Income:
Net income	871	812
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	208	440

Total comprehensive income	1,079	1,252

Purchase of 528 treasury shares in 2009	(13)	—

Cash dividends declared, $.32 per share in 2009 and 2008	(551)	(559)

BALANCE AT END OF PERIOD	$55,334	$53,832

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31
	2009	2008
	(Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES	$1,844	$1,657

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities	6,298	3,762
Purchases of available-for-sale securities	(4,168)	(19,873)
Net decrease in loans	9,074	6,830
Additions to premises and equipment	(76)	(130)

Net cash from investing activities	11,128	(9,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	6,408	(1,126)
Net change in federal funds purchased and securities sold under agreements to repurchase	(6,409)	(1,372)
Net change in borrowed funds	(4,000)	—
Cash dividends paid	(551)	(541)
Purchase of treasury stock	(13)	—
Payment of deferred compensation	(498)	(11)

Net cash from financing activities	(5,063)	(3,050)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,909	(10,804)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,132	25,349

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,041	$14,545

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$1,788	$2,172

Federal income taxes	$20	$160

Non-cash investing activity — transfer of loans to other real estate owned	$200	$—

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
NOTE 1 — Consolidated Financial Statements
The consolidated financial statements of Croghan Bancshares, Inc. (“Croghan” or the “Corporation”) and its wholly-owned subsidiary, The Croghan Colonial Bank (the “Bank”), have been prepared without audit. In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present fairly the Corporation’s consolidated financial position, results of operations and changes in cash flows have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2008, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.
NOTE 2 — New Accounting Pronouncements
During 2007, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements” (EITF 06-4), which requires an employer to recognize a liability for postemployment death benefits provided under endorsement split-dollar agreements. An endorsement split-dollar agreement is an arrangement whereby an employer owns a life insurance policy that covers the life of an employee and, pursuant to a separate agreement, endorses a portion of the policy’s death benefits to the insured employee’s beneficiary. EITF 06-4 clarifies that such liability be provided over the estimated service period of the employee rather than over the life expectancy of the employee. As a result of the adoption of EITF 06-4, effective January 1, 2008, the Bank recognized a cumulative effect adjustment (decrease) to retained earnings of $149,000 in the first quarter of 2008 representing additional liability ($226,000) required to be provided under EITF 06-4 relating to the Bank’s agreements, net of deferred income taxes ($77,000).
NOTE 3 — Reclassifications
Certain reclassifications of 2008 amounts have been made to conform to the 2009 presentation in the Consolidated Statements of Operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Where appropriate, the following discussion relating to Croghan contains the insights of management into known events and trends that have or may be expected to have a material effect on Croghan’s operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties. When used herein, the terms “anticipates”, “believes”, “plans”, “intends”, “expects”, “estimates”, “projects”, “targets”, “will”, “would”, “should”, “could”, and similar expressions are intended to identify “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, but are not the exclusive means of identifying such statements. The Corporation’s actual results may differ materially from those expressed or implied in such forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in regional and/or national economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation’s market area, and competitive conditions in the financial services industry. Additional information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements is available in the Corporation’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the disclosure in "Item 1A. Risk Factors” of Part I of Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
The Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except to the extent required by law.
PERFORMANCE SUMMARY
Assets at March 31, 2009 totaled $456,906,000 compared to $460,476,000 at December 31, 2008. Total cash and cash equivalents increased $7,909,000 during the quarter ended March 31, 2009. Total loans decreased to $340,056,000 from $349,433,000 at 2008 year end. Total securities decreased to $71,133,000 from $72,981,000 at 2008 year end. Total deposits increased $6,408,000 to $351,485,000 from $345,077,000 at 2008 year end.
Net income for the three-month period ended March 31, 2009 was $871,000, or $.51 per common share, compared to $812,000, or $.47 per common share for the same period in 2008, an increase of $59,000 or 7.3%. The March 31, 2009 results were positively affected by an $86,000 increase in net interest income, a $23,000 increase in non-interest income, and a $50,000 decrease in the provision for loan losses, offset by an $87,000 increase in non-interest expenses and a $13,000 increase in federal income taxes.
FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at March 31, 2009 to December 31, 2008.
Total cash and cash equivalents increased $7,909,000 or 78.1% compared to December 31, 2008, due to modest deposit growth and declining loan demand.

Total loans at March 31, 2009 decreased $9,377,000, or 2.7 percent compared to December 31, 2008. The decrease in loans resulted from the general state of the economy, seasonal reductions from certain commercial borrowers, and continued soft demand in the Bank’s lending markets.
Total securities decreased $1,848,000 or 2.5 percent during the first quarter of 2009. Purchases of available-for-sale securities amounted to $4,168,000 and maturities amounted to $6,298,000. There were no securities sales. Proceeds from maturities were principally used to purchase new securities.
Total deposits increased $6,408,000 or 1.9 percent from year-end. The liquid deposit category (demand, savings, NOW, and money market deposit accounts) increased $2,928,000 or 1.5 percent and the time deposit category increased $3,480,000 or 2.3 percent. Croghan continuously strives to maintain a balance between its deposit needs for funding anticipated loan demand and the necessary deposit pricing structure to maintain interest margin.
Stockholders’ equity at March 31, 2009 increased to $55,334,000 or $32.16 book value per common share compared to $54,819,000 or $31.86 book value per common share at December 31, 2008. The balance in stockholders’ equity at March 31, 2009 included accumulated other comprehensive income consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes. At March 31, 2009, Croghan held $66,901,000 in available-for-sale securities with an unrealized gain of $679,000, net of income taxes. This compares to 2008 year-end holdings of $68,748,000 in available-for-sale securities with an unrealized gain of $471,000, net of income taxes.
Beginning in February 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through August 1, 2009. Since the inception of the program, a total of 201,841 shares have been repurchased as treasury shares. The 193,779 treasury shares held as of March 31, 2009 and the 193,251 shares held as of December 31, 2008 are reported at their acquired cost.
A cash dividend of $.32 per share was declared on March 10, 2009, payable on April 30, 2009 to shareholders of record as of April 10, 2009.
NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $86,000 or 2.0 percent for the three-month period ended March 31, 2009 as compared to the same period in 2008. The net interest yield increased to 4.13 percent for the three-month period ended March 31, 2009 compared to 4.10 percent for the same period in 2008, and interest-earning assets increased $10,501,000, mostly in the interest-bearing deposits due from banks.
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

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Provision for loan losses charged to expense	$600	$650
Net loan charge-offs	71	947
Annualized net loan charge-offs as a percent of average outstanding loans	.02%	.28%
The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$4,132	$1,845
Loans contractually past due 90 days or more and still accruing interest	390	334
Restructured loans	—	—
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	10,762	13,140

Total potential problem and non-performing loans	$15,284	$15,319

Allowance for loan losses	$3,816	$3,287

Allowance for loan losses as a percent of period-end loans	1.12%	.94%
During the first quarter of 2009, the Bank recognized a $600,000 provision for loan losses as compared to a $650,000 provision during the same period a year ago. The 2009 provision primarily is due to specific reserves provided for a commercial customer identified as an impaired loan during the first quarter of 2009 due to cash flow issues. Loans to this customer were placed on nonaccrual of interest during the quarter and account for most of the $2,287,000 increase in nonaccrual loans at March 31, 2009 as compared to December 31, 2008. The first quarter 2009 provision was also attributable to an increase in the loss rates used to calculate the allowance for loan losses. The first quarter 2008 provision was due to a $900,000 charge-off relating to a commercial customer. Net loan charge-offs decreased to $71,000 for the first three months of 2009 compared to $947,000 during the same period in 2008.
Total potential problem and non-performing loans, which are summarized in the preceding table, decreased $35,000 or .2% to $15,284,000 at March 31, 2009, compared to $15,319,000 at December 31, 2008. Favorable components at March 31, 2009, as compared to December 31, 2008, included a $2,378,000 decrease in potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured, as these loans migrated into the nonaccrual loans category. Unfavorable components included a $56,000 increase in loans contractually past due more than 90 days and still accruing interest and the aforementioned $2,287,000 increase in nonaccrual loans. As illustrated in the following table, $8,524,000 or 79.2 percent of total potential problem loans are less than 30 days past due and $10,749,000 or 99.9 percent are secured with collateral.

Croghan typically classifies credits as potential problem loans, regardless of collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the potential problem loans at March 31, 2009, totaling $10,762,000, are currently performing loans (less than 90 days past due) and a majority are collateralized by an interest in real property.
The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)

Potential problem loans not currently past due	$4,532	$10,139
Potential problem loans past due one day or more but less than 10 days	157	2,193
Potential problem loans past due 10 days or more but less than 30 days	3,835	487
Potential problem loans past due 30 days or more but less than 60 days	2,206	224
Potential problem loans past due 60 days or more but less than 90 days	32	97

Total potential problem loans	$10,762	$13,140

Despite the overall decrease in potential problem loans during the quarter, the aggregate amount of potential problem loans past due 10 days or more but less than 30 days and past due 30 days or more but less than 60 days increased $5,330,000. These increases are a result of several large commercial clients becoming past due on their contractual loan obligations.
The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)

Collateralized by an interest in real property	$10,529	$12,381
Collateralized by an interest in assets other than real property	220	747
Unsecured	13	12

Total potential problem loans	$10,762	$13,140

The aforementioned asset quality trends will continue to be monitored throughout 2009, especially the increase in past due loans within the potential problem loan category, to ensure potential credit losses are identified and provided for in a timely manner through the provision for loan losses. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management considers the allowance at March 31, 2009 to be adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.

NON-INTEREST INCOME
Total non-interest income increased $23,000 or 2.8 percent for the three-month period ended March 31, 2009, compared to the same period in 2008. During the first quarter of 2009, the Bank commenced selling fixed rate residential mortgage loans resulting in gains on sale of loans of $56,000 during the quarter. Within the non-interest income category, this increase, as well as a $9,000 increase in trust income, was partially offset by a decrease in deposit account service charges.
NON-INTEREST EXPENSES
Total non-interest expenses increased $87,000 or 2.6 percent for the three-month period ended March 31, 2009, as compared to the same period in 2008. Salaries, wages and employee benefits increased $103,000 or 5.6 percent between comparable three-month periods primarily due to increased health insurance costs. Occupancy of premises expense increased $4,000 or 1.7 percent between comparable three-month periods. Other operating expenses decreased $20,000 or 1.6 percent between comparable three-month periods.
Croghan’s FDIC insurance expense was mitigated during the first quarters of 2009 and 2008 due to available premium credits. Croghan will exhaust its remaining credits during the second quarter of 2009 and the FDIC has announced significant rate increases for the regular insurance assessment. In addition, the FDIC originally announced a one-time special assessment of 20 basis points which would be due September 30, 2009. While the FDIC has since announced that it will likely cut or possibly even eliminate the special assessment, management nevertheless expects that Croghan’s FDIC insurance expense will be significantly higher than the levels experienced during the first quarter of 2009. Future increases may also be assessed which could have a further negative impact on Croghan’s net income.
FEDERAL INCOME TAX EXPENSE
Federal income tax expense increased $13,000 or 4.5 percent between comparable three-month periods which is in relation to the increase in income before federal income taxes of 6.5 percent. The Corporation’s effective tax rate for the three months ended March 31, 2009 was 25.9 percent compared to 26.4 percent for the same period in 2008.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $13,482,000 for the three-month period ended March 31, 2009. This compares to $12,952,000 for the three-month period ended March 31, 2008 and $11,294,000 for the twelve-month period ended December 31, 2008.
Borrowings from the Federal Home Loan Bank totaled $35,500,000 at March 31, 2009 compared to $24,500,000 at March 31, 2008 and $39,500,000 at December 31, 2008.
Capital expenditures for premises and equipment totaled $76,000 for the three-month period ended March 31, 2009, compared to $130,000 for the same period in 2008. The 2009 expenditures included new personal computers and scanning equipment.
Loan commitments, including letters of credit, as of March 31, 2009 totaled $81,900,000 compared to $74,079,000 at December 31, 2008. Since many of these commitments are expected to expire without being drawn upon, this total does not necessarily represent future cash requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative information about market risk from the information provided in Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”).
ITEM 4T. CONTROLS AND PROCEDURES
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of the 2008 Form 10-K, which could materially affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” of Part I of the 2008 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The table below includes certain information regarding Croghan’s repurchase of its common shares during the quarterly period ended March 31, 2009:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)

01/01/09 through 01/31/09	None	None	None	77,807

02/01/09 through 02/28/09	528	$25.00	528	85,515

03/01/09 through 03/31/09	None	None	None	85,515
(1)	An extension of Croghan’s stock repurchase program was approved on July 15, 2008, in which up to 86,476 shares could be repurchased from August 1, 2008 to February 1, 2009 (with a total of 8,669 shares being repurchased prior to its expiration). An extension of Croghan’s stock repurchase program commencing February 1, 2009 and ending August 1, 2009 was announced on January 30, 2009, in which up to 86,043 shares may be repurchased (with 528 shares purchased on February 26, 2009).

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

CROGHAN BANCSHARES, INC. Registrant
Date: April 28, 2009	By:	/s/ Steven C. Futrell
Steven C. Futrell, President and CEO
(Principal Executive Officer)

Date: April 28, 2009	By:	/s/ Kendall W. Rieman
Kendall W. Rieman, Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Filed herewith

32	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith