Form 10-Q
period 2009-06-30
CROGHAN BANCSHARES INC
filed 2009-07-28
CIK 887149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
0-20159

(Commission File Number)
CROGHAN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1073048

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

323 Croghan Street, Fremont, Ohio	43420

(Address of principal executive offices)	(Zip Code)
(419) 332-7301
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
1,720,330 common shares, par value $12.50 per share, of the registrant were outstanding as of July 28, 2009.
This document contains 28 pages. The Exhibit Index is on page 25 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	June 30	December 31
	2009	2008
	(Dollars in thousands, except par value)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$11,529	$10,100
Interest-bearing deposits in other banks	17,613	32

Total cash and cash equivalents	29,142	10,132

SECURITIES
Available-for-sale, at fair value	70,800	68,748
Held-to-maturity, at amortized cost, fair value of $533 in 2009 and $512 in 2008	503	504
Restricted stock	3,729	3,729

Total securities	75,032	72,981

LOANS	334,296	349,433
Less: Allowance for loan losses	3,689	3,287

Net loans	330,607	346,146

Premises and equipment, net	7,235	7,181
Cash surrender value of life insurance	10,788	10,601
Goodwill	10,430	10,430
Core deposit intangible asset, net	202	230
Accrued interest receivable	1,738	1,874
Other assets	1,376	901

TOTAL ASSETS	$466,550	$460,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$53,990	$49,820
Savings, NOW, and Money Market deposits	149,697	143,922
Time	156,058	151,335

Total deposits	359,745	345,077

Federal funds purchased and securities sold under repurchase agreements	12,030	17,351
Federal Home Loan Bank borrowings	35,500	39,500
Dividends payable	551	551
Other liabilities	3,035	3,178

Total liabilities	410,861	405,657

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	179	179
Retained earnings	37,923	37,281
Accumulated other comprehensive income	712	471
Treasury stock, 193,779 shares in 2009 and 193,251 shares in 2008, at cost	(7,051)	(7,038)

Total stockholders’ equity	55,689	54,819

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$466,550	$460,476

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	June 30
	2009	2008
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$5,213	$5,602
Securities:
Obligations of U.S. Government agencies and corporations	511	538
Obligations of states and political subdivisions	226	216
Other	52	57
Federal funds sold	—	5
Interest on deposits due from banks	11	6

Total interest income	6,013	6,424

INTEREST EXPENSE
Deposits	1,257	1,712
Other borrowings	345	330

Total interest expense	1,602	2,042

Net interest income	4,411	4,382

PROVISION FOR LOAN LOSSES	500	200

Net interest income, after provision for loan losses	3,911	4,182

NON-INTEREST INCOME
Gain on sale of loans	178	—
Trust income	231	214
Service charges on deposit accounts	347	387
Other	273	260

Total non-interest income	1,029	861

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	1,918	1,884
Occupancy of premises	193	229
Amortization of core deposit intangible asset	14	15
Other operating	1,638	1,241

Total non-interest expenses	3,763	3,369

Income before federal income taxes	1,177	1,674

FEDERAL INCOME TAXES	304	479

NET INCOME	$873	$1,195

Net income per share, based on 1,720,330 shares in 2009 and 1,737,557 shares in 2008	$0.51	$0.68

Dividends declared per share	$0.32	$0.32

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Six months ended
	June 30
	2009	2008
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$10,409	$11,478
Securities:
Obligations of U.S. Government agencies and corporations	1,051	920
Obligations of states and political subdivisions	443	406
Other	108	117
Federal funds sold	—	71
Interest on deposits due from banks	16	63

Total interest income	12,027	13,055

INTEREST EXPENSE
Deposits	2,518	3,718
Other borrowings	729	672

Total interest expense	3,247	4,390

Net interest income	8,780	8,665

PROVISION FOR LOAN LOSSES	1,100	850

Net interest income, after provision for loan losses	7,680	7,815

NON-INTEREST INCOME
Gain on sale of loans	234	—
Trust income	450	424
Service charges on deposit accounts	711	765
Other	487	502

Total non-interest income	1,882	1,691

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	3,857	3,720
Occupancy of premises	431	463
Amortization of core deposit intangible asset	28	29
Other operating	2,893	2,516

Total non-interest expenses	7,209	6,728

Income before federal income taxes	2,353	2,778

FEDERAL INCOME TAXES	609	771

NET INCOME	$1,744	$2,007

Net income per share, based on 1,720,493 shares in 2009 and 1,741,488 shares in 2008	$1.01	$1.15

Dividends declared per share	$0.64	$0.64

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	June 30
	2009	2008
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$55,334	$53,832

Comprehensive Income:
Net income	873	1,195
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	33	(340)

Total comprehensive income	906	855

Purchase of 15,891 treasury shares in 2008	—	(535)

Cash dividends declared, $.32 per share in 2009 and 2008	(551)	(553)

BALANCE AT END OF PERIOD	$55,689	$53,599

See notes to consolidated financial statements.

	Six months ended
	June 30
	2009	2008
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$54,819	$53,288

Cumulative effect of change in accounting principle, net of tax	—	(149)

Comprehensive Income:
Net income	1,744	2,007
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	241	100

Total comprehensive income	1,985	2,107

Purchase of treasury shares, 528 shares in 2009 and 15,891 shares in 2008	(13)	(535)

Cash dividends declared, $.64 per share in 2009 and 2008	(1,102)	(1,112)

BALANCE AT END OF PERIOD	$55,689	$53,599

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30
	2009	2008
	(Dollars in thousands)
NET CASH FLOW FROM OPERATING ACTIVITIES	$3,324	$2,935

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities	12,757	6,395
Purchases of available-for-sale securities	(14,520)	(25,860)
Net decrease in loans	14,207	7,647
Additions to premises and equipment	(558)	(301)
Proceeds from sales of property	66	—

Net cash from investing activities	11,952	(12,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	14,668	(6,049)
Net change in federal funds purchased and securities sold
under agreements to repurchase	(5,321)	(1,474)
Net change in borrowed funds	(4,000)	5,000
Cash dividends paid	(1,102)	(1,100)
Purchase of treasury stock	(13)	(535)
Payment of deferred compensation	(498)	(50)

Net cash from financing activities	3,734	(4,208)

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,010	(13,392)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,132	25,349

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,142	$11,957

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$3,033	$4,553

Federal income taxes	$585	$710

Non-cash investing activity — transfer of loans to other real estate owned	$200	$—

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
June 30, 2009
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2008, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year.
Management evaluated subsequent events through July 28, 2009, the date the financial statements were available to be issued. Events or transactions occurring after June 30, 2009, but prior to July 28, 2009 that provided additional evidence about conditions that existed at June 30, 2009, have been recognized in the financial statements for the quarter ended June 30, 2009. Events or transactions that provided evidence about conditions that did not exist at June 30, 2009, but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended June 30, 2009.
NOTE 2 — NEW ACCOUNTING PRONOUCEMENTS
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

In December 2007, the FASB issued Statement of Financial Accounting Standards No 141 (Revised 2007), “Business Combinations” (SFAS 141 (R)). SFAS 141 (R) recognizes and measures the goodwill acquired in a business combination, defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, SFAS 141 required a bargain purchase or “negative goodwill” to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141 (R) also requires the expensing of transaction costs that were previously capitalized as part of the cost of the transaction under SFAS 141. SFAS 141 (R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. The Corporation has not entered into any business combination transactions since the effective date of SFAS 141 (R).
Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161) requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amount of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since the Corporation has not held any derivative instruments or conducted hedging activities, adoption of SFAS 161 did not have any impact on the consolidated financial statements.
FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires retrospective adjustment to earnings per share data. Since the Corporation has not made any share-based payment awards, it was not required to adopt the provisions of FSP EITF 03-6-1.
In April 2009, the FASB issued Staff Positions (FSP) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends existing guidance for determining whether an impairment is other-than-temporary for debt securities. This FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted this FSP in the second quarter of 2009, but the adoption did not have any impact on the consolidated financial statements since the Corporation did not hold any other-than-temporarily impaired debt securities.
In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. FSP 157-4 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. FSP 157-4 also requires increased disclosures. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of FSP 157-4 during the second quarter of 2009.
In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publically traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The Corporation adopted this FSP for the quarter ended June 30, 2009.
The estimated fair values of recognized financial instruments at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	amount	value	amount	value
	(Dollars in thousands)
FINANCIAL ASSETS

Cash and cash equivalents	$29,142	$29,142	$10,132	$10,132
Securities	75,032	75,040	72,981	72,989
Loans, net	330,607	333,766	346,146	354,065

Total	$434,781	$437,948	$429,259	$437,186

FINANCIAL LIABILITIES

Deposits	$359,745	$361,661	$345,077	$346,575
Federal funds purchased and securities sold under repurchase agreements	12,030	12,717	17,351	16,575
Federal Home Loan Bank borrowings	35,500	36,885	39,500	41,036

Total	$407,275	$411,263	$401,928	$404,186

The preceding summary does not include accrued interest receivable, cash surrender value of life insurance, dividends payable, and other liabilities which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.
The Bank also has unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit. The contract amount of such financial instruments, $81,103,000, at June 30, 2009, and $74,079,000 at December 31, 2008, is considered to be the fair value since they represent commitments at current interest rates.

The following methods and assumptions were used to estimate fair value of each class of financial instruments:
Cash and cash equivalents:
Fair value is determined to be the carrying amount for these items because they represent cash or mature in 90 days or less and do not represent unanticipated credit concerns.
Securities:
The fair value of securities (both available-for-sale and held-to-maturity) is determined based on quoted market prices of the individual securities or, if not available, estimated fair value was obtained by comparison to other known securities with similar risk and maturity characteristics. Such value does not consider possible tax ramifications or estimated transaction costs. The fair value of restricted stock is considered to be its carrying amount.
Loans:
Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans, which re-price at least annually and generally possess low risk characteristics, the carrying amount is believed to be a reasonable estimate of fair value. For fixed rate loans, the fair value is estimated based on a discounted cash flow analysis, considering weighted average rates and terms of the portfolio, adjusted for credit and interest rate risk inherent in the loans. Fair value for nonperforming loans is based on recent appraisals or estimated discounted cash flows. The estimated value of credit card loans is based on existing loans and does not include the value that relates to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio.
Deposit liabilities:
The fair value of core deposits, including demand deposits, savings accounts, and certain money market deposits, is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated using the rates offered at year-end for deposits of similar remaining maturities. The estimated fair value does not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the marketplace.
Other financial instruments:
The fair value of federal funds purchased and securities sold under repurchase agreements, as well as Federal Home Loan Bank borrowings, is determined based on a discounted cash flow analysis using current interest rates.
The fair value estimates of financial instruments are made at a specific point in time based on relevant market information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
NOTE 3 — RECLASSIFICATIONS
Certain reclassifications of 2008 amounts have been made to conform to the 2009 presentation in the accompanying consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Where appropriate, the following discussion relating to Croghan contains the insights of management into known events and trends that have or may be expected to have a material effect on Croghan’s operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties. When used herein, the terms “anticipates”, “believes”, “plans”, “intends”, “expects”, “estimates”, “projects”, “targets”, “will”, “would”, “should”, “could”, and similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, but are not the exclusive means of identifying such statements. The Corporation’s actual results may differ materially from those expressed or implied in such forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in regional and/or national economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, changes in FDIC insurance assessment rates, demand for loans in the Corporation’s market area, and competitive conditions in the financial services industry. Additional information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements is available in the Corporation’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the disclosure in "Item 1A. Risk Factors” of Part I of Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
The Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except to the extent required by law.
PERFORMANCE SUMMARY
Assets at June 30, 2009 totaled $466,550,000 compared to $460,476,000 at December 31, 2008, an increase of $6,074,000 (1.3 percent). Total cash and cash equivalents increased $19,010,000 during the six-month period to $29,142,000 at June 30, 2009, and total securities increased $2,051,000 to $75,032,000 at June 30, 2009. The increase in these asset categories was largely the result of changes in Croghan’s loan and deposit portfolios, with total loans decreasing $15,137,000 during the six-month period to $334,296,000 at June 30, 2009, and total deposits increasing $14,668,000 to $359,745,000 at June 30, 2009.
Net income for the three-month period ended June 30, 2009 was $873,000, or $.51 per common share, compared to $1,195,000, or $.68 per common share, for the same period in 2008. Net income for the six-month period ended June 30, 2009 was $1,744,000, or $1.01 per common share, compared to $2,007,000, or $1.15 per common share, for the same period in 2008. The 2009 results, as compared to 2008, were adversely impacted by increases in the provision for loan losses and non-interest expenses, and were positively impacted by an increase in net interest and non-interest income, as well as a decrease in the provision for federal income taxes.

FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at June 30, 2009 to December 31, 2008.
Total cash and cash equivalents increased $19,010,000 (187.6 percent) and total securities increased $2,051,000 (2.8 percent) during the six-month period ended June 30, 2009. As a result of the prolonged sluggish economy and low loan demand experienced in Croghan’s primary lending area, total loans decreased $15,137,000 (4.3 percent) to $334,296,000 at June 30, 2009, compared to $349,433,000 at December 31, 2008. During the same period, Croghan’s deposits increased $14,668,000 (4.3 percent) to $359,745,000 at June 30, 2009, compared to $345,077,000 at December 31, 2008. As a result, Croghan had a significant increase in available funds during the six-month period ended June 30, 2009. Some of these funds were invested in available-for-sale securities and $4,000,000 was used to reduce Federal Home Loan Bank borrowings. Much of the remaining available funds were invested in interest-bearing deposits with other banks which increased $17,581,000 during the six-month period.
The increase in securities during the six-month period ended June 30, 2009 primarily resulted from purchases of available-for sale securities of $14,520,000, with maturities during the period of $12,757,000. There were no sales of securities during the period.
The decrease in loans is due to general economic conditions, continued adherence to underwriting standards, seasonal reductions from certain commercial borrowers, and continued soft demand in the Bank’s lending markets. Also, during the first quarter of 2009, Croghan began selling fixed rate mortgage loans with servicing retained.
Components of the increase in deposits include the liquid deposit category (demand, savings, NOW, and money market deposit accounts) increasing $9,945,000 (5.1 percent) and the time deposit category increasing $4,723,000 (3.1 percent). Croghan experienced growth in all of its deposit categories during the first six months of 2009. Management attributes this growth to poor economic conditions and the dramatic decline in equity markets experienced during the second half of 2008 through early March 2009, which has caused customers to seek liquidity and less risky investments. Croghan continuously strives to maintain a balance between its deposit needs for funding future loan demand and the deposit pricing structure necessary to maintain its net interest margin.
Stockholders’ equity at June 30, 2009 increased to $55,689,000, or $32.37 book value per common share, compared to $54,819,000, or $31.86 book value per common share, at December 31, 2008. Stockholders’ equity includes accumulated other comprehensive income consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes. At June 30, 2009, Croghan held $70,800,000 of available-for-sale securities with an unrealized gain of $712,000, net of income taxes, compared to $68,748,000 in available-for-sale securities at December 31, 2008 with an unrealized gain of $471,000, net of income taxes.
Beginning in February 2002, Croghan instituted a stock repurchase program, which has subsequently been extended through February 1, 2010. Since the inception of the program, a total of 201,841 shares have been purchased as treasury shares. Shares held in treasury, 193,779 at June 30, 2009 and 193,251 at December 31, 2008, are reported at their acquired cost.
A cash dividend of $.32 per share was declared on June 9, 2009, payable on July 31, 2009 to shareholders of record as of July 10, 2009.

NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $115,000 or 1.3% for the six-month period ended June 30, 2009, as compared to the same period in 2008. Croghan’s net interest margin decreased to 4.15 percent for the six-month period ended June 30, 2009 compared to 4.19 percent for the same period in 2008. This decrease is attributable to the shift in interest-earning assets from loans, which is typically the highest yielding interest-earning asset, to interest-bearing deposits and available-for-sale securities. Croghan has been able to somewhat mitigate the decline by reducing its average cost of funds as a result of the increase in interest-bearing deposits at lower rates and the decrease in more costly Federal Home Loan Bank borrowings.
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
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
	(Dollars in thousands)
Provision for loan losses charged to expense	$1,100	$850
Net loan charge-offs	697	1,031
Annualized net loan charge-offs as a percent of average outstanding loans	.21%	.30%

The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$3,851	$1,845
Loans contractually past due 90 days or more and still accruing interest	1,115	334
Restructured loans	—	—
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	10,240	13,140

Total potential problem and non-performing loans	$15,206	$15,319

Allowance for loan losses	$3,689	$3,287

Allowance for loan losses as a percent of period-end loans	1.10%	.94%
Croghan recognized a $1,100,000 provision for loan losses for the six-month period ended June 30, 2009, compared to an $850,000 provision for loan losses for the same period in 2008. Included in net loan charge-offs for the six months ended June 30, 2009, was a $518,000 charge-off with respect to a commercial customer that ceased operations during the second quarter of 2009. The 2009 provision includes the impact of the aforementioned commercial loan charge-off as well as increased historical loss trends and net loan charge-offs which are used to calculate the allowance for loan losses. Included in net loan charge-offs for the first six months of 2008 was a $900,000 charge-off with respect to a commercial loan customer that Croghan had placed on non-accrual at December 31, 2007 and provided a specific reserve of $800,000.
The allowance for loan losses, as a percent of total loans, increased from .94% at December 31, 2008 to 1.10% at June 30, 2009. Croghan’s allowance for loan losses is determined based on a detailed analysis of the portfolio which considers delinquency trends, the status of nonperforming loans, current and historic trends of loan charge-offs within each loan category, existing local and national economic conditions, and changes within the volume and mix of each loan category.
Total potential problem and non-performing loans, which are summarized in the preceding table, decreased $113,000 or .7 percent to $15,206,000 at June 30, 2009, compared to $15,319,000 at December 31, 2008. Components of potential problem and non-performing loans that were favorable at June 30, 2009, as compared to December 31, 2008, included a $2,900,000 decrease in potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured. Unfavorable components of potential problem and non-performing loans included increases of $2,006,000 and $781,000 in nonaccrual loans and loans contractually past due 90 days or more and still accruing interest, respectively. The increase in the “loans contractually past due 90 days or more and still accruing interest” category is attributable to one participation loan secured by commercial real estate. Management continues to closely monitor this credit with the lead bank. Non-accrual loans at June 30, 2009 includes $1,723,000 of remaining outstanding loans secured by commercial and residential real estate and business assets of the commercial customer whose operations ceased during the second quarter of 2009. Most of the remaining loans totaling $2,128,000 are secured by various commercial real estate properties.

Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of Croghan’s potential problem loans, totaling $10,240,000 at June 30, 2009, were less than 90 days past due at June 30, 2009 and a majority are collateralized by an interest in real property.
As illustrated in the table below, $8,434,000 or 82.4 percent of total potential problem loans were less than 30 days past due compared to 97.6 percent of such loans at December 31, 2008. At June 30, 2009, $5,689,000, or 55.6 percent, of potential problem loans were past due compared to $3,001,000, or 22.8 percent, at December 31, 2008. Substantially all potential problem loans are secured with some means of collateral.
The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Potential problem loans not currently past due	$4,551	$10,139
Potential problem loans past due one day or more but less than 10 days	2,147	2,193
Potential problem loans past due 10 days or more but less than 30 days	1,736	487
Potential problem loans past due 30 days or more but less than 60 days	254	224
Potential problem loans past due 60 days or more but less than 90 days	1,552	97

Total potential problem loans	$10,240	$13,140

Despite the overall decrease in potential problem loans, the aggregate amount of potential problem loans past due 10 days or more but less than 90 days increased $2,734,000. These increases are a result of several large commercial clients becoming past due on their contractual loan obligations during the six months ended June 30, 2009.
The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Collateralized by an interest in real property	$10,049	$12,381
Collateralized by an interest in assets other than real property	182	747
Unsecured	9	12

Total potential problem loans	$10,240	$13,140

Management will continue to monitor asset quality trends throughout 2009 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management believes the allowance for loan losses at June 30, 2009 is adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.

NON-INTEREST INCOME
Total non-interest income increased $168,000 or 19.5 percent for the three-month period ended June 30, 2009, compared to the same period in 2008, and $191,000 or 11.3 percent for the six-month period ended June 30, 2009, compared to the same period in 2008. During the first quarter of 2009, Croghan commenced selling fixed rate residential mortgage loans resulting in gain on sale of loans of $234,000 for the six-month period ended June 30, 2009, and $178,000 for the three months ended June 30, 2009. Included in gain on sale of loans through June 30, 2009 was capitalized mortgage servicing rights of $93,000. The increase in non-interest income from gain on sale of loans was partially offset by a decrease in non-sufficient funds income for both the three-month and six-month periods ended June 30, 2009.
NON-INTEREST EXPENSES
Total non-interest expenses increased $394,000 or 11.7 percent for the three-month period ended June 30, 2009, as compared to the same period in 2008, and $481,000 or 7.1 percent for the six-month period ended June 30, 2009, as compared to the same period in 2008. Most of this increase was attributable to FDIC insurance expense which increased $378,000 to $411,000 for the six-month period ended June 30, 2009, compared to $33,000 for the six month period ended June 30, 2008. This increase was due to increased deposit premium rates as well as the FDIC Special Assessment ruling issued on May 22, 2009, which requires all insured depository institutions to pay a special assessment equal to the lesser of 5 basis points on total assets less Tier 1 capital, or 10 basis points on total deposits. Croghan’s estimated special assessment, of $215,000, was required to be fully accrued by June 30, 2009 and will be payable on September 30, 2009. The May 22, 2009 FDIC ruling also stated that an additional 5 percent special assessment later in 2009 is probable.
Also within the non-interest expenses category, salaries, wages, and employee benefits increased $34,000 or 1.8 percent between comparable three-month periods and $137,000 or 3.7 percent between comparable six-month periods. Occupancy of premises expense decreased $36,000 or 15.7 percent between comparable three-month periods and $32,000 or 6.9 percent between comparable six-month periods. Other operating expenses increased $397,000 or 32.0 percent between comparable three-month periods and $377,000 or 15.0 percent between comparable six-month periods and includes the aforementioned FDIC insurance expense increases.
FEDERAL INCOME TAX EXPENSE
Federal income tax expense decreased $175,000 or 36.6 percent between comparable three-month periods and $162,000 or 21.0 percent between comparable six-month periods. The Corporation’s effective tax rate for the six months ended June 30, 2009 was 25.8 percent compared to 27.8 percent for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $12,294,000 for the six-month period ended June 30, 2009, compared to $11,294,000 for the twelve-month period ended December 31, 2008 and $11,368,000 for the six-month period ended June 30, 2008.
Federal Home Loan Bank borrowings totaled $35,500,000 at June 30, 2009, as compared to $29,500,000 at June 30, 2008 and $39,500,000 at December 31, 2008.
Capital expenditures for premises and equipment totaled $558,000 for the six-month period ended June 30, 2009, compared to $301,000 for the same period in 2008. Capital expenditures in 2009 include the purchase of land and building for the Norwalk Banking Center, which was previously leased and opened in January 2008, as well as equipment for branch capture.
Loan commitments, including letters of credit, as of June 30, 2009 totaled $81,103,000 compared to $74,079,000 at December 31, 2008. Many of these commitments are expected to expire without being drawn upon. Therefore, the total of these commitments does not necessarily represent future cash requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risk from the information provided in Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”).

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Management is not aware of any pending legal proceedings, except for routine legal proceedings to which the Corporation’s subsidiary Bank is a party incidental to its banking business. Management considers none of those proceedings to be material.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The table below includes certain information regarding Croghan’s repurchase of its common shares during the quarterly period ended June 30, 2009:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
04/01/09
through	None	None	None	85,515
04/30/09

05/01/09
through	None	None	None	85,515
05/31/09

06/01/09
through	None	None	None	85,515
06/30/09

(1)	An extension of Croghan’s stock repurchase program commencing February 1, 2009 and ending August 1, 2009 was announced on January 30, 2009, in which up to 86,043 shares may be repurchased (with 528 shares purchased on February 26, 2009). Another extension of Croghan’s stock repurchase program was approved on July 14, 2009, in which up to 86,016 shares could be repurchased from August 1, 2009 to February 1, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of shareholders of Croghan Bancshares, Inc. was held on May 12, 2009.

(b)	Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the annual meeting, the following directors were elected for terms expiring in 2012: Michael D. Allen Sr., Stephen A. Kemper, and Thomas W. McLaughlin. The following Directors also remain in office with terms expiring in the years indicated: James E. Bowlus (2010), James R. Faist (2010), Steven C. Futrell (2011), Claire F. Johansen (2011), Daniel W. Lease (2010), Allan E. Mehlow (2010), and Gary L. Zimmerman (2011).

(c)	Matters voted upon at the annual meeting of shareholders:
(1)	Election of three directors for terms expiring in 2012:

Nominee	For	Withheld
Michael D. Allen Sr.	1,375,585	7,349
Nathan G. Danziger	8,789	0
Stephen A. Kemper	1,328,381	39,372
Thomas W. McLaughlin	1,367,487	15,447
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description and Exhibit Location

3.1(a)	Amended Articles of Incorporation of Croghan Bancshares, Inc. (incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159))

3.1(b)	Certificate of Amendment to Articles of Incorporation of Croghan Bancshares, Inc. as filed with the Ohio Secretary of State on May 12, 2006 (incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20159))

3.2	Amended Code of Regulations of Croghan Bancshares, Inc. (incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159))

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer (included with this filing)

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer (included with this filing)

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer (included with this filing)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROGHAN BANCSHARES, INC. Registrant
Date: July 28, 2009	By:	/s/ Steven C. Futrell
Steven C. Futrell, President and CEO
(Principal Executive Officer)

Date: July 28, 2009	By:	/s/ Kendall W. Rieman
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