Form 10-Q
period 2009-09-30
CROGHAN BANCSHARES INC
filed 2009-10-30
CIK 887149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
0-20159

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
1,720,330 common shares, par value $12.50 per share, of the registrant were outstanding as of October 30, 2009.
This document contains 29 pages. The Exhibit Index is on page 26 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	September 30	December 31
	2009	2008
	(Dollars in thousands, except par value)
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$10,602	$10,100
Interest-bearing deposits in other banks	3,190	32

Total cash and cash equivalents	13,792	10,132

SECURITIES
Available-for-sale, at fair value	90,931	68,748
Held-to-maturity, at amortized cost, fair value of $532 in 2009 and $512 in 2008	502	504
Restricted stock	3,729	3,729

Total securities	95,162	72,981

LOANS	330,061	349,433
Less: Allowance for loan losses	4,636	3,287

Net loans	325,425	346,146

Premises and equipment, net	7,086	7,181
Cash surrender value of life insurance	10,841	10,601
Goodwill	10,430	10,430
Core deposit intangible asset, net	187	230
Accrued interest receivable	1,975	1,874
Other assets	1,300	901

TOTAL ASSETS	$466,198	$460,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$51,686	$49,820
Savings, NOW, and Money Market deposits	145,270	143,922
Time	156,861	151,335

Total deposits	353,817	345,077

Federal funds purchased and securities sold under repurchase agreements	14,434	17,351
Federal Home Loan Bank borrowings	37,500	39,500
Dividends payable	550	551
Other liabilities	3,227	3,178

Total liabilities	409,528	405,657

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	179	179
Retained earnings	37,744	37,281
Accumulated other comprehensive income	1,872	471
Treasury stock, 193,779 shares in 2009 and 193,251 shares in 2008, at cost	(7,051)	(7,038)

Total stockholders’ equity	56,670	54,819

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$466,198	$460,476

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	September 30
	2009	2008
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$4,996	$5,690
Securities:
Obligations of U.S. Government agencies and corporations	601	566
Obligations of states and political subdivisions	293	200
Other	59	61
Interest on deposits in other banks	5	12

Total interest income	5,954	6,529

INTEREST EXPENSE
Deposits	1,207	1,607
Other borrowings	351	368

Total interest expense	1,558	1,975

Net interest income	4,396	4,554

PROVISION FOR LOAN LOSSES	1,250	300

Net interest income, after provision for loan losses	3,146	4,254

NON-INTEREST INCOME
Gain on sale of loans	35	—
Trust income	226	231
Service charges on deposit accounts	394	396
Gain on sale of securities	—	16
Other	189	232

Total non-interest income	844	875

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	1,867	1,892
Occupancy of premises	203	212
Amortization of core deposit intangible asset	15	14
Other operating	1,499	1,237

Total non-interest expenses	3,584	3,355

Income before federal income taxes	406	1,774

FEDERAL INCOME TAXES	35	519

NET INCOME	$371	$1,255

Net income per share, based on 1,720,330 shares in 2009 and 1,725,996 shares in 2008	$0.22	$0.73

Dividends declared per share	$0.32	$0.32

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Nine months ended
	September 30
	2009	2008
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$15,405	$17,168
Securities:
Obligations of U.S. Government agencies and corporations	1,652	1,486
Obligations of states and political subdivisions	736	606
Other	167	178
Federal funds sold	—	71
Interest on deposits in other banks	21	73

Total interest income	17,981	19,582

INTEREST EXPENSE
Deposits	3,725	5,325
Other borrowings	1,080	1,040

Total interest expense	4,805	6,365

Net interest income	13,176	13,217

PROVISION FOR LOAN LOSSES	2,350	1,150

Net interest income, after provision for loan losses	10,826	12,067

NON-INTEREST INCOME
Gain on sale of loans	269	—
Trust income	676	655
Service charges on deposit accounts	1,105	1,161
Gain on sale of securities	—	16
Other	676	736

Total non-interest income	2,726	2,568

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	5,724	5,612
Occupancy of premises	634	675
Amortization of core deposit intangible asset	43	43
Other operating	4,392	3,753

Total non-interest expenses	10,793	10,083

Income before federal income taxes	2,759	4,552

FEDERAL INCOME TAXES	644	1,290

NET INCOME	$2,115	$3,262

Net income per share, based on 1,720,438 shares in 2009 and 1,736,273 shares in 2008	$1.23	$1.88

Dividends declared per share	$0.96	$0.96

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	September 30
	2009	2008
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$55,689	$53,599

Comprehensive Income:
Net income	371	1,255
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	1,160	(184)

Total comprehensive income	1,531	1,071

Purchase of 7,254 shares in 2008	—	(199)

Cash dividends declared, $.32 per share in 2009 and 2008	(550)	(551)

BALANCE AT END OF PERIOD	$56,670	$53,920

	Nine months ended
	September 30
	2009	2008
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$54,819	$53,288

Cumulative effect of change in accounting principle, net of tax	—	(149)

Comprehensive Income:
Net income	2,115	3,262
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustments and related income taxes	1,401	(84)

Total comprehensive income	3,516	3,178

Purchase of treasury shares, 528 shares in 2009 and 23,145 shares in 2008	(13)	(734)

Cash dividends declared, $.96 per share in 2009 and 2008	(1,652)	(1,663)

BALANCE AT END OF PERIOD	$56,670	$53,920

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30
	2009	2008
	(Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES	$4,664	$4,761

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities	17,000	8,508
Proceeds from sale of available-for-sale securities	—	3,649
Purchases of available-for-sale securities	(37,237)	(30,782)
Net decrease in loans	18,139	1,473
Additions to premises and equipment	(631)	(528)
Proceeds from sale of property	66	—

Net cash from investing activities	(2,663)	(17,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	8,740	(9,900)
Net change in federal funds purchased and securities sold under repurchase agreements	(2,917)	1,972
Net change in borrowed funds	(2,000)	10,000
Cash dividends paid	(1,653)	(1,653)
Purchase of treasury stock	(13)	(734)
Payment of deferred compensation	(498)	(50)

Net cash from financing activities	1,659	(365)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,660	(13,284)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,132	25,349

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,792	$12,065

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$5,474	$6,347

Federal income taxes	$915	$1,440

NON-CASH INVESTING ACTIVITY:
Change in net unrealized gain on available-for-sale securities	$2,123	$152

NON-CASH OPERATING AND INVESTING ACTIVITY:
Transfer of loans to other real estate owned	$227	$117

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
September 30, 2009
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2008, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended September 30, 2009, are not necessarily indicative of the operating results for the full year.
Management evaluated subsequent events through October 30, 2009, the date the financial statements were available to be issued. Events or transactions occurring after September 30, 2009, but prior to October 30, 2009, that provided additional evidence about conditions that existed at September 30, 2009, have been recognized in the financial statements for the quarter ended September 30, 2009. Events or transactions that provided evidence about conditions that arose before the financial statements were available to be issued, but did not exist at September 30, 2009 have not been recognized in the financial statements for the period ended September 30, 2009.
NOTE 2 — NEW ACCOUNTING PRONOUCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (FAS 157), which is codified in FASB ASC 820-10 (ASC 820-10), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 also establishes a fair value hierarchy which requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Corporation adopted the provisions of FAS 157 for the quarter ended March 31, 2008. There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of FAS 157.

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
During 2007, the FASB issued Emerging Issues Task Force 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements” (EITF 06-4),which is codified in FASB ASC 715-60 (ASC 715-60), which requires an employer to recognize a liability for postemployment death benefits provided under endorsement split-dollar agreements. An endorsement split-dollar agreement is an arrangement whereby an employer owns a life insurance policy that covers the life of an employee and, pursuant to a separate agreement, endorses a portion of the policy’s death benefits to the insured employee’s beneficiary. EITF 06-4 clarifies that such liability be provided over the estimated service period of the employee rather than over the life expectancy of the employee. As a result of the adoption of ASC 715-60 as it relates to EITF 06-4, effective January 1, 2008, the Bank recognized a cumulative effect adjustment (decrease) to retained earnings of $149,000 in the first quarter of 2008 representing additional liability ($226,000) required to be provided under EITF 06-4 relating to the Bank’s agreements, net of deferred income taxes ($77,000).
In December 2007, the FASB issued Statement of Financial Accounting Standards No 141 (Revised 2007), “Business Combinations” (SFAS 141 (R)), which is codified in ASC 805-20 (ASC 805-20). SFAS 141 (R) recognizes and measures the goodwill acquired in a business combination, defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, SFAS 141 required a bargain purchase or “negative goodwill” to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141 (R) also requires the expensing of transaction costs that were previously capitalized as part of the cost of the transaction under SFAS 141. SFAS 141 (R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. The Corporation has not entered into any business combination transactions since the effective date of ASC 805-20 as it relates to SFAS 141 (R).

Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161), which is codified in ASC 815-10 (ASC 815-10), requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amount of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since the Corporation has not held any derivative instruments or conducted hedging activities, adoption of ASC 815-10 as it relates to SFAS 161 did not have any impact on the consolidated financial statements.
FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1), which is codified in FASB ASC 260-10 (ASC 260-10). FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires retroactive adjustment to earnings per share data. Since the Corporation has not made any share-based payment awards, it was not required to adopt the provisions of ASC 260-10 as it relates to FSP EITF 03-6-1.
In April 2009, the FASB issued Staff Positions (FSP) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which is codified in ASC 320-10-35 (ASC 320-10-35), which amends existing guidance for determining whether an impairment is other-than-temporary for debt securities. This FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted ASC 320-10-35 as it relates to FSP in the second quarter of 2009, but the adoption did not have any impact on the consolidated financial statements since the Corporation did not hold any other-than-temporarily impaired debt securities.
In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4) which is codified in ASC 820-10-65 (ASC 820-10-65). FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. FSP 157-4 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. FSP 157-4 also requires increased disclosures. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of ASC 820-10-65 as it relates to FSP 157-4 during the second quarter of 2009.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which is codified in ASC 825-10-65 (ASC 825-10-65), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publically traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The Corporation adopted this ASC 825-10-65 as it relates to FSP for the quarter ended June 30, 2009.
The estimated fair values of recognized financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008

	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value
	(Dollars in thousands)
FINANCIAL ASSETS

Cash and cash equivalents	$13,792	$13,792	$10,132	$10,132
Securities	95,162	95,192	72,981	72,989
Loans, net	325,425	327,948	346,146	354,065

Total	$434,379	$436,932	$429,259	$437,186

FINANCIAL LIABILITIES

Deposits	$353,817	$355,506	$345,077	$346,575
Federal funds purchased and securities sold under repurchase agreements	14,434	14,441	17,351	16,575
Federal Home Loan Bank borrowings	37,500	39,651	39,500	41,036

Total	$405,751	$409,598	$401,928	$404,186

The preceding summary does not include accrued interest receivable, cash surrender value of life insurance, dividends payable, and other liabilities which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.
The Bank also has unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit. The contract amount of such financial instruments, $77,933,000 at September 30, 2009, and $74,079,000 at December 31, 2008, is considered to be the fair value since they represent commitments at current interest rates.
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
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”, which is codified in ASC 105-10 (ASC 105-10). Under the Statement, the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and, on that date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. In the FASB’s view, the issuance of this Statement and Codification does not change U.S. GAAP and, as a result, the adoption of this statement, did not have a significant impact on the consolidated financial statements.

NOTE 3 — SECURITIES
Amortized cost and fair value of available-for-sale securities as of September 30, 2009 and December 31, 2008 follows (dollars in thousands):

	September 30, 2009		December 31, 2008

	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Obligations of U.S. Government agencies and corporations	$54,303	$55,554	$45,928	$46,481

Obligations of states and political subdivisions	33,442	35,027	21,757	21,917

Other	350	350	350	350

Total available-for-sale	88,095	90,931	68,035	68,748

Held-to-maturity — corporate debt obligation	502	532	504	512

Restricted stock	3,729	3,729	3,729	3,729

Total	$92,326	$95,192	$72,268	$72,989

Gross unrealized gains and losses on available-for-sale securities at September 30, 2009 and December 31, 2008 follows (dollars in thousands):

	September 30, 2009		December 31, 2008

	Gross	Gross	Gross	Gross
	unrealized gains	unrealized losses	unrealized gains	unrealized losses

Obligations of U.S. Government agencies and corporations	$1,291	$40	$588	$35

Obligations of states and political subdivisions	1,595	10	440	280

Total available-for-sale	2,886	50	1,028	315

Held-to-maturity — corporate debt obligation	30	—	8	—

Total	$2,916	$50	$1,036	$315

NOTE 4 — OTHER COMPREHENSIVE INCOME
The components of other comprehensive income and related tax effects follows for the nine-month period ended September 30, 2009 and 2008 (dollars in thousands):

	2009	2008

Unrealized gains on available-for-sale securities	$2,836	$111

Reclassification adjustment for securities gains realized in income	—	—

Net unrealized gains	2,836	111

Tax effect	964	38

Net-of-tax amount	$1,872	$73

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Where appropriate, the following discussion relating to Croghan contains the insights of management into known events and trends that have or may be expected to have a material effect on Croghan’s operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties. When used herein, the terms “anticipates”, “believes”, “plans”, “intends”, “expects”, “estimates”, “projects”, “targets”, “will”, “would”, “should”, “could”, and similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, but are not the exclusive means of identifying such statements. The Corporation’s actual results may differ materially from those expressed or implied in such forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in regional and/or national economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, changes in FDIC insurance assessment rates, demand for loans in the Corporation’s market area, and competitive conditions in the financial services industry. Additional information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements is available in the Corporation’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the disclosure in “Item 1A. Risk Factors” of Part I of Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and in “Item 1A Risk Factors” of Part II of this Quarterly Report on Form 10-Q.
The Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except to the extent required by law.
PERFORMANCE SUMMARY
Assets at September 30, 2009 totaled $466,198,000 compared to $460,476,000 at December 31, 2008, an increase of $5,722,000 (1.2 percent). Total cash and cash equivalents increased $3,660,000 during the nine-month period to $13,792,000 at September 30, 2009, and total securities increased $22,181,000 to $95,162,000 at September 30, 2009. Conversely, net loans decreased $20,721,000 (6.0 percent). Total deposits also increased $8,740,000 to $353,817,000 at September 30, 2009.
Net income for the three-month period ended September 30, 2009 was $371,000, or $.22 per common share, compared to $1,255,000, or $.73 per common share, for the same period in 2008. Net income for the nine-month period ended September 30, 2009 was $2,115,000, or $1.23 per common share, compared to $3,262,000, or $1.88 per common share, for the same period in 2008. The 2009 results, as compared to 2008, were adversely impacted by increases in the provision for loan losses and non-interest expenses.
FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at September 30, 2009 to December 31, 2008.

Total cash and cash equivalents increased $3,660,000 (36.1 percent) and total securities increased $22,181,000 (30.4 percent) during the nine-month period ended September 30, 2009. Total loans decreased $19,372,000 (5.5 percent) to $330,061,000 at September 30, 2009, compared to $349,433,000 at December 31, 2008. During the same period, Croghan’s deposits increased $8,740,000 (2.5 percent) to $353,817,000 at September 30, 2009, compared to $345,077,000 at December 31, 2008. As a result, Croghan had a significant increase in available funds which have primarily been invested in available-for-sale securities and used to pay down Federal Home Loan Bank borrowings.
The increase in securities during the nine-month period ended September 30, 2009 primarily resulted from purchases of available-for sale securities of $37,237,000, with maturities during the period of $17,000,000. There were no sales of securities during the period. Securities purchases were a direct result of the excess cash balances from the continued loan balance decline and deposit balance increase.
The decrease in loans during the nine-month period ending September 30, 2009 is due to general economic conditions, continued adherence to underwriting standards, seasonal reductions from certain commercial borrowers, and continued soft demand in the Bank’s lending markets. Also, during the first quarter of 2009, Croghan began selling newly originated fixed rate mortgage loans to Freddie Mac with servicing retained.
Components of the increase in deposits include the liquid deposit category (demand, savings, NOW, and money market deposit accounts) increasing $3,214,000 (1.7 percent) and the time deposit category increasing $5,526,000 (3.7 percent). Croghan experienced growth in all of its deposit categories during the first nine months of 2009. Management attributes this growth to poor economic conditions, which has caused customers to seek liquidity and less risky investments. Croghan continuously strives to maintain a balance between its deposit needs for funding future loan demand and the deposit pricing structure necessary to maintain its net interest margin.
Stockholders’ equity increased to $56,670,000, or $32.94 book value per common share at September 30, 2009, compared to $54,819,000 or $31.86 book value per common share at December 31, 2008. The balance in stockholders’ equity at September 30, 2009 included accumulated other comprehensive income consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes. At September 30, 2009, Croghan held $90,931,000 in available-for-sale securities with an unrealized gain of $1,872,000, net of income taxes. This compares to 2008 year-end holdings of $68,748,000 in available-for-sale securities with an unrealized gain of $471,000, net of income taxes.
Beginning in February 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through February 1, 2010. Since the inception of the program, a total of 201,841 shares have been purchased as treasury shares. The 193,779 treasury shares held as of September 30, 2009 and the 193,251 shares held as of December 31, 2008 are reported at their acquired cost.
A cash dividend of $.32 per share was declared on September 15, 2009, payable on October 30, 2009 to shareholders of record as of October 9, 2009.
NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, decreased $41,000 (.3 percent) for the nine-month period ended September 30, 2009, as compared to the same period in 2008. Croghan’s net interest margin decreased to 4.14 percent for the nine-month period ended September 30, 2009, compared to 4.25 percent for the same period in 2008. This decrease is attributable to the shift in interest-earning assets from loans, which is typically the highest yielding interest-earning asset, to available-for-sale securities. Croghan has been able to slow the decline in margin by reducing its average cost of funds through decreases in interest-bearing deposit rates.

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
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
	(Dollars in thousands)

Provision for loan losses charged to expense	$2,350	$1,150
Net loan charge-offs	1,001	1,202
Annualized net loan charge-offs as a percent of average outstanding loans	.40%	.47%
The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)

Nonaccrual loans	$6,401	$1,845
Loans contractually past due 90 days or more and still accruing interest	63	334
Restructured loans	—	—
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	12,555	13,140

Total potential problem and non-performing loans	$19,019	$15,319

Allowance for loan losses	$4,636	$3,287

Allowance for loan losses as a percent of period-end loans	1.40%	.94%
There was a $1,250,000 provision for loan losses for the three-month period ended September 30, 2009 and a $2,350,000 provision for loan losses for the nine-month period ended September 30, 2009, compared to a provision of $300,000 and $1,150,000, respectively, for the same periods in 2008. The 2009 provision includes the impact of the significant increase in non-accrual loans, which increased $4,556,000 to $6,401,000 at September 30, 2009, as well as increased historical loss trends and charge-offs which are used to calculate the allowance for loan losses
The allowance for loan losses, as a percent of total loans, increased from .94% at December 31, 2008 to 1.40% at September 30, 2009. Croghan’s allowance for loan losses is determined based on a detailed analysis of the portfolio which considers delinquency trends, the status of nonperforming loans, current and historic trends of loan charge-offs within each loan category, existing local and national economic conditions, and changes within the volume and mix of each loan category.

Total potential problem and non-performing loans increased $3,700,000 (24.2 percent) to $19,019,000 at September 30, 2009, compared to $15,319,000 at December 31, 2008. Components of potential problem and non-performing loans that were favorable at September 30, 2009, as compared to December 31, 2008, included a $585,000 decrease in potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured, and a decrease of $271,000 in loans contractually past due 90 days or more and still accruing interest. These favorable components were more than offset by the increase of $4,556,000 in nonaccrual loans. The increase in nonaccrual loans at September 30, 2009 included $1,394,000 of remaining outstanding loans secured by commercial and residential real estate and business assets of a commercial customer whose operations ceased during the second quarter of 2009. Other contributions to the increase in nonaccrual loans were a $993,000 participation loan secured by commercial real estate in Sandusky, Ohio, and a $980,000 loan secured by commercial real estate in Toledo, Ohio. Most of the remaining loans, totaling $3,034,000, are secured by various commercial real estate properties.
Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of Croghan’s potential problem loans, totaling $12,555,000, were less than 90 days past due at September 30, 2009, and a majority are collateralized by an interest in real property.
The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Potential problem loans not currently past due	$9,855	$10,139
Potential problem loans past due one day or more but less than 10 days	337	2,193
Potential problem loans past due 10 days or more but less than 30 days	1,911	487
Potential problem loans past due 30 days or more but less than 60 days	367	224
Potential problem loans past due 60 days or more but less than 90 days	85	97

Total potential problem loans	$12,555	$13,140

Despite the overall decrease in potential problem loans, the aggregate amount of potential problem loans past due 10 days or more but less than 60 days increased $1,567,000. These increases are a result of several large commercial clients becoming past due on their contractual loan obligations during the nine months ended September 30, 2009.
The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Collateralized by an interest in real property	$12,385	$12,381
Collateralized by an interest in assets other than real property	164	747
Unsecured	6	12

Total potential problem loans	$12,555	$13,140

Management will continue to monitor asset quality trends throughout 2009 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management believes the allowance for loan losses at September 30, 2009 is adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.
NON-INTEREST INCOME
Total non-interest income decreased $31,000 (3.5 percent) for the three-month period ended September 30, 2009, compared to the same period in 2008, and increased $158,000 (6.2 percent) for the nine-month period ended September 30, 2009, compared to the same period in 2008. During the first quarter of 2009, Croghan commenced selling fixed-rate residential mortgage loans resulting in gain on sale of loans of $269,000 for the nine-month period ended September 30, 2009, and $35,000 for the three months ended September 30, 2009. Included in gain on sale of loans through September 30, 2009 was capitalized mortgage servicing rights of $108,000. The increase in non-interest income from gain on sale of loans was partially offset by a decrease in non-sufficient funds income for both the three-month and nine-month periods ended September 30, 2009.
NON-INTEREST EXPENSES
Total non-interest expenses increased $229,000 (6.8 percent) for the three-month period ended September 30, 2009, as compared to the same period in 2008, and $710,000 (7.0 percent) for the nine-month period ended September 30, 2009, as compared to the same period in 2008. Most of this increase was attributable to the Federal Deposit Insurance Corporation (FDIC) insurance expense which increased $502,000 to $537,000 for the nine-month period ended September 30, 2009, compared to $35,000 for the nine-month period ended September 30, 2008. This increase was due to increased deposit premium rates as well as the FDIC Special Assessment ruling issued on May 22, 2009, which required all insured depository institutions to pay a special assessment equal to the lesser of 5 basis points on total assets less Tier 1 capital, or 10 basis points on total deposits.
On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would mandate that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009 when they pay their risk-based assessment for the third quarter of 2009. The proposed prepayment of assessments will address the FDIC’s short-term liquidity needs. While the FDIC may use the prepaid premiums to pay resolution costs, the FDIC cannot immediately include the premiums in the calculation of the deposit insurance fund reserve. Under the proposed plan, each depository institution would record the entire amount of its prepayment as an asset. As of December 31, 2009, each depository would record an expense for its calculated regular quarterly assessment and a credit to the prepaid asset until the asset is exhausted. The FDIC accepted public comment on the NPR through October 28, 2009.
Salaries, wages, and employee benefits decreased $25,000 (1.3 percent) between comparable three-month periods and increased $112,000 (2.0 percent) between comparable nine-month periods. Occupancy of premises expense decreased $9,000 (4.2 percent) between comparable three-month periods and $41,000 (6.1 percent) between comparable nine-month periods, with most of this decrease related to depreciation. Other operating expenses increased $262,000 (21.2 percent) between comparable three-month periods and $639,000 (17.0 percent) between comparable nine-month periods. This increase was due to an increase in loan collection expense which increased $89,000 for the nine-month period and the aforementioned FDIC insurance expense increases.

FEDERAL INCOME TAX EXPENSE
Federal income tax expense decreased $484,000 between comparable three-month periods, and $646,000 between comparable nine-month periods, which is in relation to the decrease in income before federal income taxes. The Corporation’s effective tax rate for the nine months ended September 30, 2009 was 23.3 percent compared to 28.3 percent for the same period in 2008.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $12,933,000 for the nine-month period ended September 30, 2009. This compares to $11,294,000 for the twelve-month period ended December 31, 2008 and $11,050,000 for the nine-month period ended September 30, 2008.
Borrowed funds, principally consisting of Federal Home Loan Bank borrowings, totaled $37,500,000 at September 30, 2009, as compared to $34,500,000 at September 30, 2008 and $39,500,000 at December 31, 2008.
Capital expenditures for premises and equipment totaled $631,000 for the nine-month period ended September 30, 2009, compared to $528,000 for the same period in 2008. Capital expenditures in 2009 include the purchase of land and building for the Norwalk Banking Center, which was previously leased and opened in January 2008, equipment for branch capture, and relocation of the Bank’s Customer Service Center.
Loan commitments, including letters of credit, as of September 30, 2009 totaled $77,933,000 compared to $74,079,000 at December 31, 2008. Many of these commitments are expected to expire without being drawn upon. Therefore, the total of these commitments does not necessarily represent future cash requirements.
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

(b)	information required to be disclosed by the Corporation in this Quarterly Report on Form 10-Q and the other reports which the Corporation files or submits under the Exchange Act would be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and

(c)	the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Management is not aware of any pending legal proceedings, except for routine legal proceedings to which the Corporation’s subsidiary Bank is a party incidental to its banking business. Management considers none of those proceedings to be material.
ITEM 1A. RISK FACTORS
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the 2008 Form 10-K. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2008 Form 10-K.
INCREASES IN FDIC INSURANCE PREMIUMS MAY NEGATIVELY AFFECT PROFITABILITY.
The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payment of deposits up to insured limits from the Deposit Insurance Fund. In late 2008, the FDIC announced an increase in insurance premium rates of seven basis points, beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.
On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of five basis points on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. The Corporation expensed $214,000 during the second quarter for this special assessment. In its May 22, 2009 final rule, the FDIC also announced that an additional assessment of approximately the same amount later in 2009 is probable.
In general, we are unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional failures of FDIC-insured institutions, we may be required to pay even higher FDIC premiums. The announced increases and any future increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares.
U.S. AND INTERNATIONAL CREDIT MARKETS AND ECONOMIC CONDITIONS AS WELL AS THE GOVERNMENTAL RESPONSE TO THOSE MARKETS AND CONDITIONS COULD ADVERSELY AFFECT LIQUIDITY AND FINANCIAL CONDITION.
The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Significant declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The table below includes certain information regarding Croghan’s repurchase of its common shares during the quarterly period ended September 30, 2009:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)

07/01/09 through 07/31/09	None	None	None	85,515

08/01/09 through 08/31/09	None	None	None	86,016

09/01/09 through 09/30/09	None	None	None	86,016

(1)	An extension of Croghan’s stock repurchase program commencing February 1, 2009 and ending August 1, 2009 was announced on January 30, 2009, in which up to 86,043 shares may be repurchased (with 528 shares purchased on February 26, 2009). Another extension of Croghan’s stock repurchase program was approved on July 14, 2009, in which up to 86,016 shares could be repurchased from August 1, 2009 to February 1, 2010.

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

CROGHAN BANCSHARES, INC.
Registrant

Date: October 30, 2009	By:	/s/ Steven C. Futrell
Steven C. Futrell, President and CEO
(Principal Executive Officer)

Date: October 30, 2009	By:	/s/ Kendall W. Rieman
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