Form 10-K
period 2009-12-31
CROGHAN BANCSHARES INC
filed 2010-03-26
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ______________.
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
Yes ☐   No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: The aggregate market value of the Registrant’s common shares, par value $12.50 per share, held by non-affiliates as of June 30, 2009, based on the closing price quoted on the OTC Bulletin Board was $43,985,177.
The Registrant had 1,703,118 common shares, par value $12.50 per share, outstanding as of February 28, 2010.
This document contains 103 pages. The Exhibit Index is on pages 34 through 36 and also immediately preceding the filed exhibits on pages 30 through 32.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 are incorporated by reference into PART II of this Annual Report on Form 10-K.

2.	Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 11, 2010 are incorporated by reference into PART III of this Annual Report on Form 10-K.

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
Through the Bank, the Corporation operates in one industry segment — the commercial banking industry. The Bank conducts a general banking business embracing the usual functions of commercial, retail, and savings banking, including time, savings, money market and demand deposits; commercial, industrial, agricultural, real estate, consumer installment and credit card lending; safe deposit box rental; automatic teller machines; trust department services; and other services tailored for individual customers. The Bank originates and services secured and unsecured loans to individuals, firms, and corporations. Direct loans are made to individuals and installment obligations are purchased from retailers, both with and without recourse. The Bank makes a variety of residential, industrial, commercial, and agricultural loans secured by real estate, including interim construction financing. Additionally, investment products bearing no FDIC insurance are offered through the Bank’s Trust and Investment Services Division.
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
The Corporation’s only sources of funds are dividends and interest paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. See “DIVIDEND RESTRICTIONS” on page 20 of this Annual Report on Form 10-K.
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

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K which are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “believes”, “anticipates”, “targets”, “plans”, “will”, “would”, “should”, “could”, and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such difference include, but are not limited to, the factors discussed under “ITEM 1A — RISK FACTORS” beginning on page 21 of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made and, except as required by law, the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to the Corporation or any person acting on its behalf are qualified by these cautionary statements.
LENDING ACTIVITIES
General. As a commercial bank, the Bank makes a wide variety of different types of loans. Among the Bank’s lending activities are the origination of commercial, financial, and agricultural loans, which may be secured by various assets of the borrower or unsecured; loans secured by mortgages on residential and non-residential real estate; construction loans secured by mortgages on the underlying property; consumer loans which may be on an unsecured basis or secured by vehicles or other assets of the borrower; and credit card loans which are typically unsecured.
The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Type of Loan: (1)
Commercial, financial, and agricultural (2)	$27,311	$32,566	$38,057	$42,846	$40,358
Real estate — mortgage	276,416	289,502	282,407	277,085	255,418
Real estate — construction	5,828	9,952	11,427	13,467	13,641
Consumer	12,333	14,843	15,838	21,111	28,764
Credit card and other	2,596	2,570	2,785	2,769	2,729

	$324,484	$349,433	$350,514	$357,278	$340,910

(1)	The Bank made no foreign loans in 2009, 2008, 2007, 2006, or 2005.

(2)	Lease financing receivables, included in commercial, financial, and agricultural, were $859,000 in 2009, $1,065,000 in 2008, $1,268,000 in 2007, $1,721,000 in 2006, and $1,635,000 in 2005.

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2009, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges after 2009:

	Maturing
		After one
	Within	but within	After
	one year	five years	five years	Total
	(Dollars in thousands)

Commercial, financial, and agricultural	$923	$17,815	$8,573	$27,311
Real estate — construction	2,538	379	2,911	5,828

Total	$3,461	$18,194	$11,484	$33,139

	Interest
	Sensitivity
	Fixed	Variable
	Rate	Rate
	(Dollars in thousands)

Due after one but within five years	$12,564	$5,630
Due after five years	2,907	8,577

	$15,471	$14,207

The above maturity information is based on the contract terms at December 31, 2009, and does not include any possible “rollover” at maturity date. In the normal course of business, the Bank considers and acts upon the borrower’s request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower’s credit history, the collateral securing the loan, and the purpose for such request.
Commercial, Financial, and Agricultural Loans. The Bank makes loans for commercial purposes, including industrial and professional purposes, to sole proprietorships, partnerships, corporations, and other business enterprises. The Bank makes financial loans to banks and other financial institutions and financial intermediaries whose business is to accept deposits and extend credit. The Bank makes agricultural loans for the purpose of financing agricultural production, including all costs associated with growing crops or raising livestock. Commercial, financial, and agricultural loans may be secured, other than by real estate, or unsecured, requiring one single repayment, or on an installment repayment schedule. Commercial, financial, and agricultural loans generally have final maturities of five years or less and are made with interest rates that adjust either daily or annually based upon the national prime rate in effect at the time of the applicable rate change. Such loans typically do not contain any periodic rate adjustment caps or lifetime rate caps.
Commercial lending involves certain risks relating to changes in local and national economic conditions and the resulting effect on the borrowing entities. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans may be secured by equipment, inventory, accounts receivable, and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, the Bank may obtain the personal guarantees of one or more of the principals of the borrowers.
At December 31, 2009, the Bank had $27,311,000, or 8.4% of total loans, invested in commercial, financial, and agricultural loans, of which $7,000 were nonperforming loans (i.e., those loans in nonaccrual status or past due 90 days or more).
Real Estate — Mortgage Loans. The Bank makes non-residential real estate loans secured by first mortgages and/or junior mortgages on non-residential real estate, including retail stores, office buildings, warehouses, apartment buildings, and residential real estate loans secured by first mortgages on one-to-four family residences, with a majority being single-family residences.

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
At December 31, 2009, the Bank had $146,485,000, or 45.1% of total loans, invested in non-residential real estate loans, a majority of which were secured by properties located in the Northwestern Ohio area. At December 31, 2009, the Bank had $2,821,000 of nonperforming loans of this type.
Residential Real Estate Loans. The Bank’s residential real estate loans have either fixed or adjustable interest rates (ARMs). Interest rates on ARMs adjust every six months or every five years based upon the Federal Home Loan Mortgage Company (FHLMC) 15 year rate, plus an additional margin, that is in effect at the time of the applicable rate change. The six-month ARMs typically have periodic adjustment caps of .5% and lifetime caps of 5%. The five-year ARMs typically have periodic adjustment caps of 1% and lifetime caps of 3%. The maximum amortization period for such loans is 30 years, although a 20-year term is the most common. The Bank does not engage in the practice of deeply discounting the initial rates on such loans, nor does the Bank engage in the practice of putting payment caps on loans which could lead to negative amortization. In addition to a five year balloon program, where the loan is retained and serviced by the Bank, loans are originated by the Bank and sold into the secondary market (e.g., to Freddie Mac). The Bank retains the servicing and related support functions on loans that are sold into the secondary market. The establishment of this arrangement allows the Bank to maintain its customer relationships by providing very competitive residential real estate loan offerings, while at the same time eliminating the risks associated with long-term fixed-rate mortgage loan financing.
The Bank limits the amount of each residential real estate loan in relationship to the appraised value of the real estate and improvements at the time of origination of a residential real estate loan. The maximum LTV on residential real estate loans made by the Bank is 90%, subject to certain exceptions.
The Bank’s residential real estate loans amounted to $129,931,000 at December 31, 2009, which represented 40.0% of total loans. At December 31, 2009, the Bank had $2,228,000 of nonperforming loans of this type.
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
At December 31, 2009, the Bank’s construction loans amounted to $5,828,000, or 1.8% of total loans. At December 31, 2009, the Bank had $737,000 of nonperforming loans of this type

Consumer Loans. The Bank makes a variety of consumer loans to individuals for family, household, and other personal expenditures. These loans often are made for the purpose of financing the purchase of vehicles, furniture, educational expenses, medical expenses, taxes, or vacation expenses. Consumer loans may be secured, other than by real estate, or unsecured, generally requiring repayment on an installment repayment schedule.
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
At December 31, 2009, the Bank had $12,333,000, or 3.8% of total loans, invested in consumer loans, $8,000 of which were nonperforming.
Credit Card and Other Loans. Credit card and other loans are made to individuals for personal expenditures and principally arise from bank credit cards. Such loans generally pose the most risk as they are most frequently unsecured.
At December 31, 2009, the Bank had $2,596,000, or 0.8% of total loans, invested in credit card and other loans, $6,000 of which were nonperforming.
Loan Solicitation and Processing. The Bank’s loan originations are developed from a number of sources, including continuing business with depositors, borrowers, real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank’s lending staff, walk-in customers, director referrals, and loan participations purchased from other financial institutions.
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
Commercial, financial, and agricultural loans are underwritten primarily on the basis of the stability of the income generated by the business and/or property. The personal guarantees of one or more principals of the borrower also are generally obtained. Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of the collateral, if any. The procedure for approval of real estate — construction loans is the same as for real estate - mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. The Bank also evaluates the feasibility of the proposed construction project and the experience and record of the builder.
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
The following table presents information concerning the amount of loans which contain certain risk elements at the dates indicated:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)	$5,903	$1,845	$2,285	$3,795	$3,872
Loans contractually past due 90 days or more as to principal or interest payments and still accruing interest (2)	45	334	237	716	561
Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (3)	3,191	0	0	0	0

(1)	The amount of interest income that would have been recorded had all nonaccrual and renegotiated (of the type specified above) loans been current in accordance with their terms approximated $375,000 in 2009, $132,000 in 2008, $44,000 in 2007, $305,000 in 2006, and $151,000 in 2005. Actual interest included in interest income on these loans amounted to $33,000 in 2009, $39,000 in 2008, $176,000 in 2007, and none in 2006 and 2005.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.
In addition to the loan amounts identified in the preceding table, there was $22,227,000 of potential problem loans at December 31, 2009. While these loans are all currently performing, management has some doubt about the ability of the borrowers to continue to comply with all of their present loan repayment terms. Management typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower’s financial statements indicates the borrowing entity does not generate sufficient operating cash flow to adequately service its debts.
The Bank’s loans are spread over a broad range of industrial classifications. As of December 31, 2009, the Bank had no significant concentrations of loans (i.e., greater that 10% of total loans) to borrowers engaged in the same or similar industries.
Allowance for Loan Losses. The Bank maintains an allowance for loan losses to provide for loans that might not be repaid. At December 31, 2009, the Bank’s allowance for loan losses totaled $4,433,000. To determine the adequacy of the allowance for loan losses, the Bank performs a detailed quarterly analysis that focuses on delinquency trends within each loan category (i.e., commercial, real estate, and consumer loans), the status of nonperforming loans (i.e., impaired, nonaccrual and restructured loans, and loans past due 90 days or more), current and historic trends of charged-off loans within each category, existing local and national economic conditions, and changes in the volume and mix within each loan category. Additionally, loans that are identified as impaired are individually evaluated and specific reserves provided to the extent the loan amount exceeds anticipated future cash flows, including cash flows from the sale of the underlying collateral.
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

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for loan losses for such years:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Daily average amount of loans	$334,648	$344,638	$347,445	$341,079	$343,705

Allowance for loan losses at beginning of year	$3,287	$3,358	$3,600	$3,624	$3,431
Acquisition of The Custar State Bank	—	—	—	—	241

	3,287	3,358	3,600	3,624	3,672

Loan charge-offs:
Commercial, financial, and agricultural	(212)	(1,128)	(3)	(93)	(53)
Real estate — mortgage	(1,594)	(379)	(259)	(136)	(226)
Real estate — construction	—	—	—	—	—
Consumer	(141)	(152)	(182)	(335)	(666)
Credit card and other	(74)	(82)	(55)	(37)	(66)

	(2,021)	(1,741)	(499)	(601)	(1,011)

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	66	15	38	34	33
Real estate — mortgage	34	17	36	3	3
Real estate — construction	—	—	—	—	—
Consumer	57	74	70	146	211
Credit card and other	10	14	13	14	11

	167	120	157	197	258

Net charge-offs	(1,854)	(1,621)	(342)	(404)	(753)

Additions to allowance charged to expense	3,000	1,550	100	380	705

Allowance for loan losses at end of year	$4,433	$3,287	$3,358	$3,600	$3,624

Allowance for loan losses as a percent of year-end loans	1.37%	.94%	.96%	1.01%	1.06%

Ratio of net charge-offs during the year to average loans outstanding	.56%	.47%	.10%	.12%	.22%

The amount of charge-offs and recoveries fluctuate from year to year due to factors relating to the condition of the general economy and specific business segments. The 2005 charge-offs and recoveries did not include any significant individual amounts, with the largest charge-off totaling $29,000 and the largest recovery totaling $13,000. With the exception of one commercial loan charge-off of $63,000 in 2006, the largest individual write-down in 2006 totaled $48,000 and the largest individual recovery totaled $14,000. During 2007 there were five real estate charge-offs exceeding $25,000 with the largest charge-off being $67,000 and the aggregate being $213,000, and one consumer loan charge-off of $28,000. Otherwise, there were no individual charge-offs or recoveries exceeding $25,000 during 2007. During 2008 there were four commercial loan charge-offs exceeding $25,000 with the two largest being $495,000 and $490,000, both related to the same borrower, and the aggregate being $1,098,000; four real estate charge-offs exceeding $25,000 with the largest charge-off being $31,000 and the aggregate being $110,000; and one consumer loan charge-off of $29,000. There were no other individual charge-offs or recoveries exceeding $25,000 during 2008. During 2009 there were no commercial loan charge-offs exceeding $25,000 however, there was one recovery that totaled $34,000 that was recovered from a commercial loan that was charged off in 2008. Also during 2009, there were 15 real estate loan charge-offs individually exceeding $25,000 with the largest being $518,000, and others including $253,000, $224,000, and $178,000, respectively. There were no individual recoveries over $25,000 in the real estate loan category during 2009. There were also two consumer loan charge-offs that individually exceeded $25,000 during 2009 with the largest being $31,000. There were no lease financing charge-offs or recoveries in any of the years presented.

The Corporation recognized a provision for loan losses of $3,000,000 for the year ended December 31, 2009. The increase in the provision for loan losses in 2009, as compared to 2008, was due to both an increase in the level of net loan charge-offs in 2009, as compared to 2008, and an increase in the level of potential problem and nonperforming loans at December 31, 2009, as compared to December 31, 2008. The Bank experienced increased levels of net loan charge-offs within its real estate loan portfolio throughout 2009, resulting in $1,594,000 of charge-offs in 2009. The decrease in commercial loan charge-offs is attributable to the one large credit that was charged off in 2008 totaling $1,098,000. The Bank will continue to monitor the credit quality of its entire loan portfolio to maintain the allowance for loan losses at an appropriate level.
The following table allocates the allowance for loan losses for the periods indicated to each loan category. The allowance has been allocated to the categories of loans noted according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred based on specific credit analyses:

	December 31, 2009		December 31, 2008
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial, and agricultural	$526	8.4%	$200	9.3%
Real estate — mortgage	3,649	85.2%	2,536	82.9%
Real estate — construction	72	1.8%	291	2.8%
Consumer	115	3.8%	196	4.3%
Credit card and other	71	.8%	64	.7%

	$4,433	100.0%	$3,287	100.0%

	December 31, 2007		December 31, 2006
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans
	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial, and agricultural	$413	10.9%	$770	12.0%
Real estate — mortgage	2,528	80.5%	2,349	77.5%
Real estate — construction	35	3.3%	41	3.8%
Consumer	303	4.5%	362	5.9%
Credit card and other	79	.8%	78	.8%

	$3,358	100.0%	$3,600	100.0%

	December 31, 2005
		Percentage
		of loans to
	Allowance	total loans
	(Dollars in thousands)

Commercial, financial, and agricultural	$774	11.9%
Real estate — mortgage	2,248	74.9%
Real estate — construction	17	4.0%
Consumer	458	8.4%
Credit card and other	127	.8%

	$3,624	100.0%

The Bank increased its allowance for loan losses to $4,433,000 at December 31, 2009 from $3,287,000 at December 31, 2008, largely due to the $3,000,000 provision for loan losses in 2009. There were no significant specific reserves on individual credits at December 31, 2009. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance.

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
The following sets forth the carrying amount of securities at December 31, 2009, 2008, and 2007:

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations (1)	$66,729	$46,481	$27,395
Obligations of states and political subdivisions (2)	38,713	21,917	19,599
Other securities (2)	4,696	4,583	4,485

	$110,138	$72,981	$51,479

(1)	There were no holdings of U.S. Treasury securities at December 31, 2009, 2008, or 2007.

(2)	There were no securities of any single “issuer” where the aggregate carrying amount of such securities exceeded ten percent of stockholders’ equity.
The following sets forth the maturities of securities at December 31, 2009 and the weighted average yields of such securities:

	Maturing
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations	$—	—%	$4,078	3.32%	$11,024	4.55%	$51,570	4.95%
Obligations of states and political subdivisions (1)	1,530	3.30%	11,739	3.49%	10,757	3.70%	14,744	4.22%
Other securities (2)	—	—	502	6.24%	—	—	—	—

	$1,530	3.30%	$16,319	3.54%	$21,781	4.13%	$66,314	4.79%

(1)	Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

(2)	Excludes equity investments of $4,194,000 which have no stated maturity.
DEPOSITS AND BORROWINGS
General. Deposits have traditionally been the Bank’s primary funding source for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest and principal repayments on loans and income from other earning assets. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate in response to economic conditions and interest rates. The Bank has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs. At December 31, 2009, the Bank did not have any federal funds purchased, out of the $16,500,000 available under such lines.
The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2009, the Bank had $16,375,000 in retail repurchase agreements.

Neither the Corporation nor the Bank had any capital lease obligations as of December 31, 2009. The Bank had future operating lease obligations totaling $290,000 at December 31, 2009 related to the following lease arrangements: the Port Clinton banking center, located in a retail supermarket in the Knollcrest Shopping Center, and an ATM site north of Fremont. Additionally, the Bank had various future operating lease obligations aggregating $76,000 at December 31, 2009, for photocopying and mail processing equipment.
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
The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits are summarized for 2009, 2008, and 2007 in the following table:

	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)

Non-interest bearing demand deposits	$52,480	—	$49,398	—	$48,065	—
Interest-bearing demand deposits	52,625	.08%	57,195	.63%	61,219	1.46%
Savings, including Money Market deposits	98,197	.50%	100,016	1.02%	100,791	1.96%
Time deposits	154,890	2.78%	150,059	3.57%	154,406	4.18%

Total	$358,192		$356,668		$364,481

Maturities of time deposits of $100,000 or more outstanding at December 31, 2009 are summarized as follows (dollars in thousands):

3 months or less	$13,724
Over 3 through 6 months	7,793
Over 6 through 12 months	13,889
Over 12 months	14,689

Total	$50,095

Borrowings. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds as needed to meet daily liquidity needs. As a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) since 1993, the Bank is authorized to obtain advances from the FHLB provided certain credit standards are met. The Bank had $35,500,000 in FHLB advances outstanding at December 31, 2009, and had an additional borrowing capacity of $57,551,000.
The following table sets forth the maximum month-end balance for the Bank’s outstanding short-term borrowings (i.e., federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest rates, for 2009, 2008, and 2007:

	2009	2008	2007
	(Dollars in thousands)

Balance at year-end	$16,375	$17,351	$11,106

Maximum balance at any month-end during the period	23,404	17,351	20,729

Average balance	13,482	11,294	11,808

Weighted average interest rate	.39%	1.75%	3.46%

The following sets forth the maximum month-end balance for the Bank’s outstanding long-term borrowings (i.e., FHLB advances and note payable to a correspondent bank), along with the average aggregate balances and weighted average interest rates, for 2009, 2008, and 2007:

	2009	2008	2007
	(Dollars in thousands)

Balance at year-end	$35,500	$39,500	$24,500

Maximum balance at any month-end during the period	39,500	39,500	24,500

Average balance	37,089	29,992	17,066

Weighted average interest rate	3.72%	4.06%	4.64%
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
The Bank monitors its interest rate risk through a sensitivity analysis, which strives to measure potential changes in future earnings and the fair values of its financial instruments that could result from hypothetical changes in interest rates. The first step in this analysis is to estimate the expected cash flows from the Bank’s financial instruments using the interest rates in effect at December 31, 2009. To arrive at fair value estimates, the cash flows from the Bank’s financial instruments are discounted to their approximated present values. Hypothetical changes in interest rates are applied to those financial instruments, and the cash flows and fair value estimates are then simulated. When calculating the net interest income estimations, hypothetical rates are applied to the financial instruments based upon the assumed cash flows. The Bank applies interest rate “shocks” to its financial instruments of 100 and 200 basis points (1% and 2%) up and down for its net interest income, and 200 basis points (2%) up and down for the value of its equity. However, because interest rates were below 1.0% at December 31, 2009, the sensitivity analysis could not be performed with respect to a negative 100 and 200 basis point change in market rates.
The following table presents the potential sensitivity in the Bank’s annual net interest income to 100 and 200 basis-point changes in market interest rates and the potential sensitivity in the present value of the Bank’s equity if a sudden and sustained 200 basis-point change in market interest rates occurred (dollars in thousands):

	December 31, 2009
	Change in Dollars ($)	Change in Percent (%)

Annual Net Interest Income Impact
For a Change of +100 Basis Points	548	3.1
For a Change of - 100 Basis Points	N/A	N/A
For a Change of +200 Basis Points	554	3.1
For a Change of - 200 Basis Points	N/A	N/A

Impact on the Net Present Value of Equity
For a Change of +200 Basis Points	(10,218)	(9.6)
For a Change of - 200 Basis Points	N/A	N/A
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

The following table sets forth, for the years ended December 31, 2009, 2008, and 2007, the distribution of assets, liabilities and stockholders’ equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

	2009			2008			2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1) (2)	334,648	20,305	6.07%	344,638	22,677	6.58%	347,445	25,168	7.24%
Taxable securities	55,711	2,531	4.54%	45,484	2,271	4.99%	34,689	1,598	4.61%
Non-taxable securities (3)	27,844	1,064	3.82%	20,910	797	3.81%	20,318	763	3.76%
Federal funds sold	—	—	—	2,245	71	3.16%	4,488	223	4.97%
Interest-earning deposits	10,072	26	.26%	3,116	76	2.44%	—	—	—

Total interest-earning assets	428,275	23,926	5.59%	416,393	25,892	6.22%	406,940	27,752	6.82%

Non-interest-earning assets:
Cash and due from banks	13,338			10,549			13,775
Bank premises and equipment, net	7,157			7,471			7,948
Other assets	23,219			24,012			23,292
Less allowance for loan losses	(3,819)			(3,139)			(3,466)

Total	$468,170	$23,926		$455,286	$25,892		$448,489	$27,752

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	150,822	529	.35%	157,211	1,384	.88%	162,010	2,877	1.78%
Time Deposits	154,890	4,313	2.78%	150,059	5,359	3.57%	154,406	6,447	4.18%
Federal funds purchased and securities sold under repurchase agreements	13,482	53	.39%	11,294	198	1.75%	11,808	409	3.46%
Borrowed funds	37,089	1,380	3.72%	29,992	1,219	4.06%	17,066	791	4.63%

Total interest-bearing liabilities	356,283	6,275	1.76%	348,556	8,160	2.34%	345,290	10,524	3.05%

Non-interest-bearing liabilities:
Demand deposits	52,480			49,398			48,065
Other liabilities	3,512			3,512			3,123

	55,992			52,910			51,188

Stockholders’ equity	55,895			53,820			52,011

Total	$468,170	$6,275		$455,286	$8,160		$448,489	$10,524

Net interest income		$17,651			$17,732			$17,228

Net yield on interest-earning assets			4.12%			4.26%			4.23%

(1)	Included in loan interest income are loan fees of $498,000 in 2009, $445,000 in 2008, and $506,000 in 2007.

(2)	Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.

(3)	Interest and yield for non-taxable securities have not been tax-effected for the 34% exception for federal income taxes.

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

	2009 compared to 2008			2008 compared to 2007
	Increase (decrease)			Increase (decrease)
	due to volume/rate (1)			due to volume/rate (1)
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)

Interest income:
Loans receivable	$(643)	(1,729)	(2,372)	$(203)	(2,288)	(2,491)
Taxable securities	478	(218)	260	530	143	673
Non-taxable securities	265	2	267	22	12	34
Federal funds sold	(36)	(35)	(71)	(88)	(64)	(152)
Interest-earning deposits	61	(111)	(50)	76	—	76

Total interest-earning assets	125	(2,091)	(1,966)	337	(2,197)	(1,860)

Interest expense:
Savings, NOW, and Money Market deposits	(54)	(801)	(855)	(83)	(1,410)	(1,493)
Time deposits	168	(1,214)	(1,046)	(177)	(911)	(1,088)
Federal funds purchased and securities sold under repurchase agreements	32	(177)	(145)	(17)	(194)	(211)
Borrowed funds	270	(109)	161	536	(108)	428

Total interest-bearing liabilities	416	(2,301)	(1,885)	259	(2,623)	(2,364)

Net interest income	$(291)	210	(81)	$78	426	504

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.
The ratio of net income to daily average total assets and average stockholders’ equity, and certain other ratios, for the periods noted are as follows:

	Year ended December 31,
	2009	2008	2007

Percentage of net income to:
Average total assets	.66%	.96%	1.23%
Average stockholders’ equity	5.56%	8.09%	10.60%

Percentage of cash dividends declared per common share to net income per common share	70.83%	50.87%	39.62%

Percentage of average stockholders’ equity to average total assets	11.64%	11.90%	11.71%

COMPETITION
The Bank faces intense competition in its market areas. The Bank competes for commercial and individual deposits and/or loans with other commercial banks in Huron, Ottawa, Sandusky, Seneca, and Wood counties in Northwestern Ohio, as well as with savings and loan associations in the trade area, credit unions, brokerage firms, mutual funds, and loan production offices and other financial units of non-local bank holding companies. Many competitors of the Bank have substantially greater resources and lending limits and can offer services that the Bank does not or cannot provide. The primary factors in competing for loans are interest rates charged and overall services provided to borrowers, while the primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience, hours of facilities, and quality of service provided to depositors. The Bank focuses on personalized service, convenience of facilities, pricing of products, community stature, and its local ownership and control in meeting its competition.
SUBSIDIARY ACTIVITIES
The Corporation’s only subsidiary is the Bank. The Bank has no subsidiaries.
EMPLOYEES
As of December 31, 2009, the Bank employed 139 full-time employees and 21 part-time employees. The Bank believes that relations with its employees are excellent. The Bank provides a variety of benefits to full-time employees, including health, disability, and life insurance benefits.
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
The FRB has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, issue cease and desist orders, and require that a bank holding company divest subsidiaries. In general, the FRB may initiate enforcement actions for activities that are deemed by the FRB to constitute a serious risk to the financial safety, soundness, or stability of a bank holding company, that are inconsistent with sound banking principles, or that are in violation of law. Further, bank holding companies and their subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.
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
The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Act of 1991, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. The Corporation has not elected to become a financial holding company at this time, but intends to periodically re-evaluate the advantages and disadvantages of becoming a financial holding company.

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
The Bank is a member of the FHLB of Cincinnati and, therefore, must maintain an investment in the capital stock of the FHLB. Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in certain types of collateral. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the CRA and its record of lending to first-time home buyers.
REGULATORY CAPITAL REQUIREMENTS
The FRB has adopted risk-based capital guidelines for bank holding companies, such as the Corporation, and for state member banks, such as the Bank. Bank holding companies and state member banks must maintain adequate consolidated capital to meet the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) (the “Total Risk-Based Ratio”) of 8%. At least half of the minimum-required Total Risk-Based Ratio (4%) must be composed of Tier 1 capital, which consists of common stockholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries, and a limited amount of perpetual preferred stock and qualified trust preferred securities, less goodwill and certain other intangibles (the “Tier 1 Risk-Based Ratio”). The remainder of total risk-based capital (commonly referred to as Tier 2 risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowances, and net unrealized gains on certain available-for-sale securities, all subject to limitations established by the guidelines.
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
The following sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio, and Leverage Ratio for the Corporation and the Bank at December 31, 2009:

	At December 31, 2009
	Corporation		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Tier 1 risk-based	$44,470	13.3%	$39,108	11.7%
Minimum capital requirement	13,350	4.0	13,336	4.0

Excess	$31,120	9.3%	$25,772	7.7%

Total risk-based	$48,693	14.6%	$46,331	13.9%
Minimum capital requirement	26,700	8.0	26,672	8.0

Excess	$21,993	6.6%	$19,659	5.9%

Leverage ratio	$44,470	9.5%	$39,108	8.4%
Minimum capital requirement	18,638	4.0	18,624	4.0

Excess	$25,832	5.5%	$20,484	4.4%

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
The Bank’s capital levels at December 31, 2009 met the standards for the highest level, a “well capitalized” institution.

DIVIDEND RESTRICTIONS
The ability of the Corporation to obtain funds for the payment of dividends on its common shares is largely dependent on the amount of dividends which may be declared and paid by the Bank. However, the FRB expects the Corporation to serve as a source of strength to the Bank, which may require the Corporation to retain capital for further investment in the Bank, rather than pay dividends to the Corporation’s shareholders. The ability of the Bank to pay dividends to the Corporation is subject to various legal limitations and to prudent and sound banking principles. Generally, the Bank may declare a dividend without the approval of the Division, unless the total dividends in a calendar year exceed the total of its net profits for the year plus its retained profits for the preceding two years, less required transfers to surplus. However, the Bank is prohibited from paying dividends out of its surplus if, after paying these dividends; it would fail to meet the required minimum levels under the risk-based capital guidelines and minimum leverage ratio requirements.
FDIC DEPOSIT INSURANCE
Insurance premiums for each insured institution, including the Bank, are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulatory agency (the FRB in the case of the Bank) and other information the FDIC deems relevant to the risk posed to the deposit insurance fund by the institution. The assessment rate determined by considering such information is then applied to the amount of the institution’s deposits to determine the institution’s insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected institutions, depending on the amount of the increase.
Insurance of deposits may be terminated by the FDIC upon the finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.
FRB RESERVE REQUIREMENTS
For 2010, FRB regulations require depository institutions to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to and including $55,200,000 (subject to an exemption for the first $10,700,000 of net transaction accounts), and of 10% of net transaction accounts in excess of $55,200,000.
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

EFFECT OF ENVIRONMENTAL REGULATION
Compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings, or competitive position of the Corporation and the Bank. The Corporation believes the nature of the operations of the Bank has little, if any, environmental impact. The Corporation, therefore, does not anticipate any material capital expenditures for environmental control facilities for the foreseeable future. The Corporation believes that its primary exposure to environmental risk is through the lending activities of the Bank. In the event management believes there exists a potential environmental risk, the Bank attempts to mitigate the potential risk by requiring environmental site assessments at the time the loan is originated. In addition, the Bank typically requires an environmental assessment prior to any foreclosure of non-residential real estate collateral.
ITEM 1A. Risk Factors
Changes in interest rates could have a material adverse effect on our financial condition and results of operations.
Our operating results are dependent to a significant degree on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, and the policies of various governmental and regulatory authorities (in particular, the FRB). Changes in interest rates will influence the demand for loans, the prepayment of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits and borrowings, and these changes could have a material adverse effect on our financial condition and results of operations. The impact of these changes may be magnified if we do not effectively manage the relative sensitivity of our assets and liabilities to changes in market interest rates. Additional information pertaining to the impact that changes in interest rates could have on our net income is contained in the section entitled “ASSET/LIABILITY MANAGEMENT” under Item 1 of this Annual Report on Form 10-K.
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
We may be adversely affected by current conditions in the capital and credit markets, and economic conditions in general.
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
The residential mortgage market in the United States, including Ohio, has been negatively impacted recently by decreasing housing values, increased credit standards for borrowers, and other economic factors. As a result, delinquencies, foreclosures, and losses with respect to residential construction and mortgage loans have increased and may continue to increase. Additionally, the lower housing prices and appraisal values may result in additional delinquencies and loan losses. While the residential real estate loans held in our portfolio are typically originated using conservative underwriting standards and do not include sub-prime loans, we do originate and hold fixed and adjustable rate loans and residential construction loans. If the residential loan market continues to deteriorate, especially in our local markets, our financial condition and results of operations could be adversely affected.
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
The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payment of deposits up to insured limits from the Deposit Insurance Fund. In late 2008, the FDIC announced an increase in insurance premium rates by seven basis points for the first quarter of 2009. On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of five basis points on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. The Corporation expensed $214,000 during the second quarter for this special assessment.
On November 12, 2009, the FDIC adopted a final rule requiring that insured depository institutions prepay their estimated quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The prepaid assessments were collected on December 30, 2009, along with the regular risk-based assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by three basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes of estimating an institution’s assessment for 2011 and 2012 was increased by three basis points. Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. The amount of the Corporation’s prepaid assessment in December 2009 was $1,797,000. The Bank will be assessed quarterly premiums by the FDIC commencing with the March 31, 2010 quarter and such assessments will be charged to the prepaid assessment until such time as the prepaid asset has been fully expensed, at which point the Bank will resume paying premiums to the FDIC.
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
Our credit standards and on-going process of credit assessment might not protect us from significant credit losses.
We take credit risk by virtue of making loans. Our exposure to credit risk is managed through the use of consistent and conservative underwriting standards. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary, and to take proactive corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.
We depend upon the accuracy and completeness of information about customers.
In deciding whether to extend credit or enter into other transactions with customers, we may rely on information provided to us by customers, including financial statements and other financial information. We may also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent accountants. For example, in deciding whether to extend credit to a business, we may assume that the customer’s financial statements conform with generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations, and cash flows of the customer. We may also rely on the reports of accounting firms issuing an opinion or other assurances on those financial statements. Our financial condition and results of operation could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are materially misleading.
Government regulation can result in limitations on our operations.
The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our business. The Bank is subject to extensive regulation, supervision, and examination by the Division and the FRB. As a holding company, the Corporation is also subject to regulation and oversight by the FRB. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. Such laws and regulations can at times impose significant limitations on our operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the adequacy of an institution’s allowance for loan losses. In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Most recently, the government has intervened on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the measures subject us and other institutions to additional restrictions, oversight or costs that may have an impact on our business, results of operations, or the trading price of our common shares.
Proposals for legislation that could substantially intensify the regulation of the financial services industry have been introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also frequently adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the United States, are possible in the years ahead. We are unable to predict whether any of these initiatives will succeed, which form they will take, or whether any additional changes to statutes or regulations will occur in the future. Any such action could significantly affect us and could have a material adverse effect on our business, financial condition, and results of operations. Additional information regarding the regulatory environment in which we operate is contained in the section entitled “REGULATION AND SUPERVISION” under “Item 1 — Business” of Part I of this Annual Report on Form 10-K.
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
There is a limited trading market for our common shares, and thus the ability to sell or purchase our common shares may be limited.
The ability to sell our common shares or purchase additional common shares largely depends upon the existence of an active market for our common shares. Although our common shares are quoted on the OTC Bulletin Board, they are not listed on any securities exchange and the volume of trading has been limited historically. As a result, it may be difficult to sell or purchase our common shares at the volume, time, and price that is desired. In addition, a fair valuation of the purchase or sales price of our common shares also depends upon an active trading market, and thus the price received for a thinly traded stock, such as our common shares, may not reflect its true value.
The preparation of our financial statements requires the use of estimates that may vary from actual results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates that affect the financial statements. Our most critical estimate is the level of the allowance for loan losses. Because of the inherent nature of this estimate, we cannot provide complete assurance that we will not be required to charge earnings for significant unexpected loan losses. For additional information on this estimate, refer to the Notes to Consolidated Financial Statements included in our 2009 Annual Report.
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
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.
As part of our financial institution business, we collect, process, and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us. Any security breach involving confidential client or customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, or disrupt operations, and have a material adverse effect on our business.

ITEM 1B. Unresolved Staff Comments
Not applicable.
ITEM 2. Properties
The Corporation neither owns nor leases any properties. The Bank maintains its main office at 323 Croghan Street, Fremont, Ohio. In addition, the Bank operates one banking center in Bellevue, one in Clyde, one in Custar, three in Fremont, one in Green Springs, one in Monroeville, one in Norwalk, and one in Port Clinton, Ohio. The Bank’s operations center is also located in Fremont, Ohio. With the exception of the Port Clinton banking center and an ATM site north of Fremont, which are leased, all premises are owned by the Bank.
ITEM 3. Legal Proceedings
Management is aware of no pending legal proceedings to which the Corporation or the Bank is a party or of which any of their property is subject, other than ordinary routine litigation to which the Bank is a party incidental to its banking business. The Corporation considers none of those proceedings to be material. Similarly, management is aware of no material proceedings involving the Corporation or the Bank that are contemplated by any governmental authority.
ITEM 4. Reserved

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and
Issuer Purchases of Equity Securities
The Corporation’s common shares are quoted on the OTC Bulletin Board under the symbol “CHBH”. The other information required by Items 201(a), 201(b) and 201(c) of SEC Regulation S-K is contained in Financial Statement Note 17, captioned “REGULATORY MATTERS,” on pages 42 through 44 of the Corporation’s 2009 Annual Report to Shareholders, in the section captioned “DIVIDEND RESTRICTIONS” in Part 1 of this Annual Report on Form 10-K, and in the section captioned “MARKET PRICE AND DIVIDENDS ON COMMON SHARES” on page 4 of the Corporation’s 2009 Annual Report to Shareholders, and is incorporated herein by reference.
The table below includes certain information regarding the Corporation’s purchase of its common shares during the quarterly period ended December 31, 2009:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
10/01/09 through 10/31/09	None	None	None	86,016
11/01/09 through 11/30/09	6,453	$24.50	6,453	79,563
12/01/09 through 12/31/09	None	None	None	79,563
Total	6,453	$24.50	6,453	79,563

(1)	A stock buy-back program commencing August 1, 2009 and ending on February 1, 2010 was announced on July 14, 2009 in which up to 86,016 shares may be repurchased (with 6,453 shares purchased on November 11, 2009).
ITEM 6. Selected Financial Data
The information required by this Item 6 is contained under the caption “FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA” on page 5 of the Corporation’s 2009 Annual Report to Shareholders and is incorporated herein by reference.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
The information required by this Item 7 is contained under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 6 through 19 of the Corporation’s 2009 Annual Report to Shareholders and is incorporated herein by reference.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
The discussion of interest rate sensitivity included in the section captioned “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — INTEREST RATE RISK” on page 17 of the Corporation’s 2009 Annual Report to Shareholders is incorporated herein by reference. In addition, discussions of the Corporation’s contractual obligations, contingent liabilities and commitments, and off-balance sheet arrangements included in the section captioned “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS” on page 18 of the Corporation’s 2009 Annual Report to Shareholders, and in Financial Statement Note 16, captioned “FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK,” on page 42 of the Corporation’s 2009 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data
The following consolidated financial statements (and reports thereon) are set forth on pages 21 through 50 of the Corporation’s 2009 Annual Report to Shareholders and are incorporated herein by reference:
   Report of Independent Registered Public Accounting Firm
   Consolidated Balance Sheets — December 31, 2009 and 2008
   Consolidated Statements of Operations — Years ended December 31, 2009, 2008, and 2007
   Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2009, 2008, and 2007
   Consolidated Statements of Cash Flows — Years ended December 31, 2009, 2008, and 2007
   Notes to Consolidated Financial Statements
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
Management’s Annual Report on Internal Control Over Financial Reporting. The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” on page 20 of the Corporation’s 2009 Annual Report to Shareholders is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
ITEM 9B. Other Information
None

PART III
ITEM 10. Directors, Executive Officers, and Corporate Governance
Directors and Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of the Corporation and the nominees for election as directors of the Corporation at the Annual Meeting of Shareholders to be held on May 11, 2010 (the “2010 Annual Meeting”) is incorporated herein by reference from the disclosure included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS” in the Corporation’s definitive Proxy Statement relating to the 2010 Annual Meeting filed pursuant to SEC Regulation 14A (the “Corporation’s 2010 Proxy Statement”). The information required by Item 401 of SEC Regulation S-K concerning the executive officers of the Corporation is incorporated herein by reference from the disclosure included under the caption “EXECUTIVE OFFICERS” in the Corporation’s 2010 Proxy Statement.
Compliance With Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Corporation’s 2010 Proxy Statement.
Nominating Procedures for Directors
The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE — Director Nominations” in the Corporation’s 2010 Proxy Statement.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD — Audit Committee” in the Corporation’s 2010 Proxy Statement.
Code of Ethics
The Corporation has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that is applicable to all employees of the Corporation and the Bank, including the Corporation’s principal executive officer and principal financial officer. The Code of Ethics is included in Exhibit 14 to this Annual Report on Form 10-K.
ITEM 11. Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the disclosure included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation of Directors” and “COMPENSATION OF EXECUTIVE OFFICERS” in the Corporation’s 2010 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
Beneficial Ownership Information
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Corporation’s 2010 Proxy Statement.
Equity Plan Information
The Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan was approved by the Corporation’s shareholders at the 2002 Annual Meeting. As of the date of this Annual Report on Form 10-K, no awards had been granted under the 2002 Stock Option and Incentive Plan.
The following table provides certain information regarding the Corporation’s equity compensation plans as of December 31, 2009.

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
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE — Related Party Transactions” in the Corporation’s 2010 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE — Director Independence” in the Corporation’s 2010 Proxy Statement.
ITEM 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference from the disclosure included under the caption “AUDIT COMMITTEE DISCLOSURE” in the Corporation’s 2010 Proxy Statement.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements (and reports thereon) are set forth on pages 18 through 44 of the Corporation’s 2009 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:
   Report of Independent Registered Public Accounting Firm
   Consolidated Balance Sheets — December 31, 2009 and 2008
   Consolidated Statements of Operations — Years ended December 31, 2009, 2008, and 2007
   Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2009, 2008, and 2007
   Consolidated Statements of Cash Flows — Years ended December 31, 2009, 2008, and 2007
   Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.
(a)(3) Exhibits
The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit
Number	Description	Location

3.1(a)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.1(b)	Certificate of Amendment to Articles of Incorporation of Croghan Bancshares, Inc. as filed with the Ohio Secretary of State on May 12, 2006	Incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20159)

3.2	Amended Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

Exhibit
Number	Description	Location

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included in this filing

*10.1(a)	Executive Supplemental Retirement Plan Agreement	Incorporated herein by reference to Exhibit 10(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20159)

*10.1(b)	First Amendment to Supplemental Retirement Plan Agreement, dated as of November 21, 2008, between The Croghan Colonial Bank and Barry F. Luse	Incorporated herein by reference to Exhibit 10.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-20159)

*10.2(a)	Employment Agreement, dated as of August 29, 2007, between The Croghan Colonial Bank and Steven C. Futrell	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2007 (File No. 0-20159)

*10.2(b)	First Amendment to The Croghan Colonial Bank Employment Agreement with Steven C. Futrell, dated as of December 8, 2008	Incorporated herein by reference to Exhibit 10.2(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-20159)

*10.3	Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-20159)

*10.4	Executive Supplemental Death Benefit Agreement	Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

Exhibit
Number	Description	Location

*10.5	Retirement Agreement and General Release, dated as of December 14, 2009, between Croghan Bancshares, Inc. and Steven C. Futrell	Included in this filing

13	2009 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Included in this filing

21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Auditor	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Included with this filing

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer	Included with this filing

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROGHAN BANCSHARES, INC.
Date: March 9, 2010	/s/ Steven C. Futrell
Steven C. Futrell, President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:

/s/ Michael D. Allen Sr.	/s/ Stephen A. Kemper

Michael D. Allen Sr., Director	Stephen A. Kemper, Director

/s/ James E. Bowlus	/s/ Daniel W. Lease, Director

James E. Bowlus, Director	Daniel W. Lease, Director

/s/ James R. Faist	/s/ Thomas W. McLaughlin

James R. Faist, Director	Thomas W. McLaughlin, Director

/s/ Steven C. Futrell	/s/ Allan E. Mehlow

Steven C. Futrell, Director & President/CEO	Allan E. Mehlow, Director
[Principal Executive Officer]

/s/ Claire F. Johansen	/s/ Kendall W. Rieman

Claire F. Johansen, Director	Kendall W. Rieman, Treasurer [Principal Financial and Accounting Officer]

/s/ Gary L. Zimmerman

Gary L. Zimmerman, Director
Date: March 9, 2010

EXHIBIT INDEX

Exhibit
Number	Description	Location

3.1(a)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.1(b)	Certificate of Amendment to Articles of Incorporation of Croghan Bancshares, Inc. as filed with the Ohio Secretary of State on May 12, 2006	Incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20159)

3.2	Amended Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included with this filing

*10.1(a)	Executive Supplemental Retirement Plan Agreement	Incorporated herein by reference to Exhibit 10(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20159)

*10.1(b)	First Amendment to Supplemental Retirement Plan Agreement, dated as of November 21, 2008, between The Croghan Colonial Bank and Barry F. Luse	Incorporated herein by reference to Exhibit 10.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-20159)

*10.2(a)	Employment Agreement, dated as of August 29, 2007, between The Croghan Colonial Bank and Steven C. Futrell	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2007 (File No. 0-20159)

Exhibit
Number	Description	Location

*10.2(b)	First Amendment to The Croghan Colonial Bank Employment Agreement with Steven C. Futrell, dated as of December 8, 2008	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-20159)

*10.3	Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-20159)

*10.4	Executive Supplemental Death Benefit Agreement	Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

*10.5	Retirement Agreement and General Release, dated as of December 14, 2009, between Croghan Bancshares, Inc. and Steven C. Futrell	Included with this filing

13	2009 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Included in this filing

21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Auditor	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Included with this filing

Exhibit
Number	Description	Location

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer	Included with this filing

*	Denotes management contract or compensatory plan or arrangement.