Form 10-Q
period 2010-03-31
CROGHAN BANCSHARES INC
filed 2010-04-28
CIK 887149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
0-20159

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The Registrant had 1,703,118 common shares, par value $12.50 per share, outstanding as of April 28, 2010.
This document contains 25 pages. The Exhibit Index is on page 22 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	March 31	December 31
	2010	2009
	(Dollars in thousands, except par value)
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$11,968	15,928
Interest-bearing deposits due from banks	9,743	796

Total cash and cash equivalents	21,711	16,724

SECURITIES
Available-for-sale, at fair value	108,790	105,792
Held-to-maturity, at amortized cost, fair value of $521 in 2010 and $526 in 2009	502	502
Restricted stock	3,844	3,844

Total securities	113,136	110,138

LOANS	314,139	324,484
Less: Allowance for loan losses	4,896	4,433

Net loans	309,243	320,051

Premises and equipment, net	6,733	6,863
Cash surrender value of life insurance	11,033	10,946
Goodwill	10,430	10,430
Core deposit intangible asset, net	158	173
Accrued interest receivable	2,073	1,857
Other real estate owned	2,330	2,330
Other assets	2,553	2,476

TOTAL ASSETS	$479,400	$481,988

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$50,865	$60,072
Savings, NOW, and Money Market deposits	168,171	159,316
Time	148,790	151,331

Total deposits	367,826	370,719

Federal funds purchased and securities sold under repurchase agreements	16,736	16,375
Federal Home Loan Bank borrowings	35,500	35,500
Dividends payable	545	549
Other liabilities	2,444	2,718

Total liabilities	423,051	425,861

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares;
issued 1,914,109 shares	23,926	23,926
Surplus	179	179
Retained earnings	38,574	38,187
Accumulated other comprehensive income	1,138	1,044
Treasury stock, 210,991 shares in 2010 and 200,232 shares in 2009, at cost	(7,468)	(7,209)

Total stockholders’ equity	56,349	56,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$479,400	$481,988

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31
	2010	2009
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$4,627	$5,196
Securities:
Obligations of U.S. Government agencies and corporations	693	540
Obligations of states and political subdivisions	367	217
Other	56	56
Deposits in other banks	5	5

Total interest income	5,748	6,014

INTEREST EXPENSE
Deposits	997	1,261
Other borrowings	341	384

Total interest expense	1,338	1,645

Net interest income	4,410	4,369

PROVISION FOR LOAN LOSSES	500	600

Net interest income, after provision for loan losses	3,910	3,769

NON-INTEREST INCOME
Gain on sale of loans	30	56
Trust income	255	219
Service charges on deposit accounts	339	364
Other	228	214

Total non-interest income	852	853

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	1,996	1,939
Occupancy of premises	226	238
Amortization of core deposit intangible asset	14	14
Other operating	1,327	1,255

Total non-interest expenses	3,563	3,446

Income before federal income taxes	1,199	1,176

FEDERAL INCOME TAXES	267	305

NET INCOME	$932	$871

Net income per share, based on 1,708,015 shares in 2010 and 1,720,659 shares in 2009	$0.55	$0.51

Dividends declared	$0.32	$0.32

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	March 31
	2010	2009
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$56,127	$54,819

Comprehensive Income:
Net income	932	871
Change in net unrealized gain on securities available-for-sale,
net of reclassification adjustments and related income taxes	94	208

Total comprehensive income	1,026	1,079

Purchase of 10,759 treasury shares in 2010 and 528 in 2009	(259)	(13)

Cash dividends declared, $.32 per share in 2010 and 2009	(545)	(551)

BALANCE AT END OF PERIOD	$56,349	$55,334

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31
	2010	2009
	(Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES	$1,207	$1,844

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities	4,698	6,298
Purchases of available-for-sale securities	(7,723)	(4,168)
Net decrease in loans	10,295	9,074
Additions to premises and equipment	(78)	(76)

Net cash from investing activities	7,192	11,128

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(2,893)	6,408
Net change in federal funds purchased and securities sold under agreements to repurchase	361	(6,409)
Net change in borrowed funds	—	(4,000)
Cash dividends paid	(549)	(551)
Purchase of treasury stock	(259)	(13)
Payment of deferred compensation	(72)	(498)

Net cash from financing activities	(3,412)	(5,063)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,987	7,909

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,724	10,132

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,711	$18,041

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$1,394	$1,788

Federal income taxes	$21	$20

NON-CASH OPERATING ACTIVITY:
Change in deferred income taxes on net unrealized gain on available-for-sale securities	$(48)	$(107)

NON-CASH INVESTING ACTIVITY:
Change in net unrealized gain on available-for-sale securities	$142	$315

NON-CASH OPERATING AND INVESTING ACTIVITY:
Transfer of loans to other real estate owned	$13	$200

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
March 31, 2010
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2009, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2010, are not necessarily indicative of the operating results for the full year.
Management evaluated subsequent events through April 28, 2010, the date the financial statements were issued. Events or transactions occurring after March 31, 2010, but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2010, have been recognized in the consolidated financial statements for the period ended March 31, 2010. Events or transactions that provided evidence about conditions that arose before the financial statements were issued but did not exist at March 31, 2010 have not been recognized in the financial statements for the period ended March 31, 2010.
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-01 (formerly FASB No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Accounting Standards Codification (ASC) is the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles (GAAP). The ASC does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the ASC is considered nonauthoritative. The ASC was effective for financial statements issued for periods ending after September 15, 2009. The adoption of ASU No. 2009-01 did not have a material impact on the consolidated results of operations or financial position of the Corporation as it only required changes to GAAP references in the financial statements.

ASC 320-10 amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The ASC requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the ASC expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. The adoption of ASC 320-10 in 2009 had no impact on the Corporation’s consolidated financial statements since the Bank had no securities considered to have other-than-temporary impairment.
ASC 820-10-65 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. ASC 820-10-65 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. ASC 820-10-65 also requires increased disclosures. ASC 820-10-65 was effective for interim and annual reporting periods ending after June 15, 2009. There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of ASC 820-10-65 during the second quarter of 2009.
ASC 860-10 addresses accounting for transfers of financial assets. Among other requirements, the ASC removes the concept of a qualifying special-purpose entity and removes the exception from applying consolidation of variable interest entities to qualifying special-purpose entities. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Among other things, ASC 860-10 applies to any transfer of financial assets, which for the Corporation primarily relates to loan participations sold. The adoption of ASC 860-10 effective January 1, 2010 did not have any impact on the Corporation’s March 31, 2010 consolidated financial statements since the Bank did not sell any loan participations during the quarter.
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 and is intended to improve disclosure requirements related to fair value measurements. The Update clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities measured at fair value. A class is often a subset of assets or liabilities within a line item in the statement of financial position. Reporting entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for fair value measurements falling within Level 2 or 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

NOTE 3 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of recognized financial instruments were as follows:

	March 31, 2010		December 31, 2009

	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value
	(Dollars in thousands)
FINANCIAL ASSETS

Cash and cash equivalents	$21,711	$ 21,711	$16,724	$ 16,724
Securities	113,136	113,141	110,138	110,162
Loans, net	309,243	309,553	320,051	320,047

Total	$444,090	$444,405	$446,913	$446,933

FINANCIAL LIABILITIES

Deposits	$367,826	$369,640	$370,719	$372,312
Federal funds purchased and securities sold under repurchase agreements	16,736	16,658	16,375	16,327
Federal Home Loan Bank borrowings	35,500	37,012	35,500	37,108

Total	$420,062	$423,310	$422,594	$425,747

The preceding summary does not include accrued interest receivable, cash surrender value of life insurance, dividends payable, and other liabilities which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.
The Bank also has unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit. The contract amount of such financial instruments totaled, $72,421,000 at March 31, 2010 and $71,275,000 at December 31, 2009.
The following methods and assumptions were used to estimate fair value of each class of financial instruments:
Cash and Cash Equivalents
Fair value is determined to be the carrying amount for these items because they represent cash or mature in 90 days or less and do not represent unanticipated credit concerns.
Securities
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

Loans
Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans, which re-price at least annually and generally possess low risk characteristics, the carrying amount is believed to be a reasonable estimate of fair value. For fixed-rate loans, the fair value is estimated based on a discounted cash flow analysis, considering weighted average rates and terms of the portfolio, adjusted for credit and interest rate risk inherent in the loans. Fair value for non-performing loans is based on recent appraisals or estimated discounted cash flows. The estimated value of credit card loans is based on existing loans and does not include the value that relates to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio.
Deposit Liabilities
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
Other Financial Instruments
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

NOTE 4 — SECURITIES
Amortized cost and fair value of available-for-sale securities were as follows (dollars in thousands):

	March 31, 2010		December 31, 2009

	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Obligations of U.S. Government agencies and corporations	$66,941	$67,977	$65,927	$66,729

Obligations of states and political subdivisions	39,775	40,463	37,933	38,713

Other	350	350	350	350

Total available-for-sale	107,066	108,790	104,210	105,792

Held-to-maturity — corporate debt obligation	502	521	502	526

Restricted stock	3,844	3,844	3,844	3,844

Total	$111,412	$113,155	$108,556	$110,162

Gross unrealized gains and losses on available-for-sale securities were as follows (dollars in thousands):

	March 31, 2010		December 31, 2009

	Gross	Gross	Gross	Gross
	unrealized	unrealized	unrealized	unrealized
	gains	losses	gains	losses

Obligations of U.S. Government agencies and corporations	$1,266	$230	$1,153	$351

Obligations of states and political subdivisions	805	117	871	91

Total available-for-sale	2,071	347	2,024	442

Held-to-maturity — corporate debt obligation	19	—	24	—

Total	$2,090	$347	$2,048	$442

NOTE 5 — OTHER COMPREHENSIVE INCOME
The components of other comprehensive income and related tax effects for the three-month period ended March 31, 2010 and 2009 were as follows (dollars in thousands):

	2010	2009

Unrealized gains on available-for-sale securities	$1,724	$1,029

Tax effect	586	350

Net-of-tax amount	$1,138	$679

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Where appropriate, the following discussion relating to Croghan contains the insights of management into known events and trends that have or may be expected to have a material effect on Croghan’s operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties. When used herein, the terms “anticipates”, “believes”, “plans”, “intends”, “expects”, “estimates”, “projects”, “targets”, “will”, “would”, “should”, “could”, and similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, but are not the exclusive means of identifying such statements. The Corporation’s actual results may differ materially from those expressed or implied in such forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in regional and/or national economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, changes in FDIC insurance assessment rates, demand for loans in the Corporation’s market area, and competitive conditions in the financial services industry. Additional information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements is available in the Corporation’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the disclosure in “Item 1A. Risk Factors” of Part I of Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
The Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except to the extent required by law.
PERFORMANCE SUMMARY
Net income for the three-month period ended March 31, 2010 was $932,000, or $.55 per common share, compared to $871,000, or $.51 per common share for the same period in 2009, an increase of $61,000 (7.0%). The results for the first quarter were positively affected by a $41,000 increase in net interest income, a $100,000 decrease in the provision for loan losses, and a $38,000 decrease in federal income taxes. Results were offset by a $117,000 increase in non-interest expenses and a $1,000 decrease in non-interest income.
Assets at March 31, 2010 totaled $479,400,000 compared to $481,988,000 at December 31, 2009. Total cash and cash equivalents increased $4,987,000 during the quarter ended March 31, 2010. Total loans decreased to $314,139,000 from $324,484,000 at 2009 year end. Total securities increased to $113,136,000 from $110,138,000 at 2009 year end. Total deposits decreased $2,893,000 to $367,826,000 from $370,719,000 at 2009 year end.
FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at March 31, 2010 to December 31, 2009.

Total cash and cash equivalents increased $4,987,000 (29.8%) and total securities increased $2,998,000 (2.7%) during the three-month period ended March 31, 2010. Total loans decreased $10,345,000 (3.2%) to $314,139,000 at March 31, 2010, compared to $324,484,000 at December 31, 2009. During the same period, deposits decreased $2,893,000 (0.8%) to $367,826,000 at March 31, 2010, compared to $370,719,000 at December 31, 2009.
The increase in securities during the three-month period ended March 31, 2010 primarily resulted from purchases of available-for sale securities of $7,723,000, with maturities during the period of $4,698,000. There were no sales of securities during the period. Securities purchases were a direct result of the continued loan balance decline.
The decrease in total loans during the three-month period ended March 31, 2010 resulted from the sale of fixed rate mortgages into the secondary market, pay downs from commercial borrowers, the general state of the economy, and a continuation of the soft demand in the Bank’s lending markets.
Components of the decrease in deposits include the liquid deposit category (demand, savings, NOW, and money market deposit accounts) which decreased $352,000, or .2%, and the time deposit category which decreased $2,541,000, or 1.7%. Croghan strives to maintain a strong interest margin by balancing deposit needs to fund anticipated loan demand and by maintaining the necessary deposit pricing structure.
Stockholders’ equity at March 31, 2010 increased to $56,349,000 or $33.09 book value per common share, compared to $56,127,000, or $32.75 book value per common share, at December 31, 2009. The balance in stockholders’ equity at March 31, 2010 included accumulated other comprehensive income, consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes. At March 31, 2010, Croghan held $108,790,000 in available-for-sale securities with an unrealized gain of $1,138,000, net of income taxes. This compares to 2009 year-end holdings of $105,792,000 in available-for-sale securities with an unrealized gain of $1,044,000, net of income taxes.
Beginning in February 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through August 1, 2010. Since the inception of the program, a total of 219,053 shares have been repurchased as treasury shares. The 210,991 treasury shares held as of March 31, 2010 and the 200,232 shares held as of December 31, 2009 are reported at their acquired cost.
A cash dividend of $.32 per share was declared on March 9, 2010, payable on April 30, 2010 to shareholders of record as of April 9, 2010.
NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $41,000, or .9%, for the three-month period ended March 31, 2010 as compared to the same period in 2009. The net interest yield decreased to 4.06% for the three-month period ended March 31, 2010 compared to 4.13% for the same period in 2009. The increase of $11,588,000 in interest-earning assets year-over-year was primarily due to the increase in the security portfolio, which was funded by a $12,959,000 increase in interest-bearing deposits.
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
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
	(Dollars in thousands)

Provision for loan losses charged to expense	$500	$600
Net loan charge-offs	37	71
Annualized net loan charge-offs as a percent of average outstanding loans	.01%	.02%
The following table details factors relating to non-performing and potential problem loans for as of the dates noted:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)

Nonaccrual loans	$3,812	$5,903
Loans contractually past due 90 days or more and still accruing interest	437	45
Restructured loans	3,604	3,191
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	22,341	22,227

Total potential problem and non-performing loans	$30,194	$31,366

Allowance for loan losses	$4,896	$4,433

Allowance for loan losses as a percent of period-end loans	1.56%	1.37%
During the first quarter of 2010, the Bank recognized a $500,000 provision for loan losses as compared to a $600,000 provision during the same period a year ago. The 2010 first quarter provision was primarily attributable to an increase in the historical loss rates which are used to calculate the allowance for loan losses. Historical loss rates have increased since the 2008 first quarter, which was due to the general deteriorating state of the economy. The 2009 first quarter provision was attributable to specific reserves provided for a commercial customer identified as an impaired loan due to cash flow issues.
Total potential problem and non-performing loans, which are summarized in the preceding table, decreased $1,172,000, or 3.7%, to $30,194,000 at March 31, 2010, compared to $31,366,000 at December 31, 2009. Favorable components at March 31, 2010, as compared to December 31, 2009, included a $2,091,000 decrease in nonaccrual loans which was attributable to two commercial real estate clients that were paid off during the first quarter 2010. Unfavorable components included a $114,000 increase in potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured, a $413,000 increase in the restructured loan category, and a $392,000 increase in loans contractually past due 90 days or more and still accruing interest. As illustrated in the following table, $21,144,000, or 94.6%, of total potential problem loans are less than 30 days past due and $22,334,000, or 99.9%, are secured with collateral.
Croghan typically classifies credits as potential problem loans, regardless of collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the potential problem loans at March 31, 2010, totaling $22,341,000, are currently performing loans (less than 90 days past due) and a majority are collateralized by an interest in real property.
The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Potential problem loans not currently past due	$18,149	$16,453
Potential problem loans past due one day or more but less than 10 days	276	186
Potential problem loans past due 10 days or more but less than 30 days	2,719	4,833
Potential problem loans past due 30 days or more but less than 60 days	880	528
Potential problem loans past due 60 days or more but less than 90 days	317	227

Total potential problem loans	$22,341	$22,227

Total potential problem loans increased slightly during the quarter, which resulted primarily from a $1,696,000 increase in the loans not currently past due. This increase was partially offset by a $1,582,000 decrease in the aggregate amount of potential problem loans in the past due categories.
The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Collateralized by an interest in real property	$21,747	$21,622
Collateralized by an interest in assets other than real property	587	600
Unsecured	7	5

Total potential problem loans	$22,341	$22,227

Management will continue to monitor asset quality trends throughout 2010 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management believes the allowance for loan losses at March 31, 2010 is adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.

NON-INTEREST INCOME
Total non-interest income decreased $1,000, or .1%, for the three-month period ended March 31, 2010, compared to the same period in 2009. During the first quarter of 2010, the Bank had gains on sale of loans of $30,000, which is down compared to $56,000 during the first quarter 2009. Also within the non-interest income category, trust income increased $36,000 during the first quarter 2010 compared to 2009. These increases, however, were offset by a decrease in deposit account service charges.
NON-INTEREST EXPENSES
Total non-interest expenses increased $117,000, or 3.4%, for the three-month period ended March 31, 2010, as compared to the same period in 2009. Salaries, wages, and employee benefits increased $57,000, or 2.9%, between comparable three-month periods. Occupancy of premises expense decreased $12,000, or 5.0%, between comparable three-month periods. Other operating expenses increased $72,000, or 5.7%, between comparable three-month periods.
Within the other operating expense category is the FDIC insurance expense. During the first quarter 2010, the FDIC insurance expense was $153,000, compared to $15,000 during the same period in 2009. Pursuant to a final rule adopted by the FDIC in November 2009, the Bank was required to prepay its estimated quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Bank prepaid the amount of $1,797,000 in December 2009 and had a remaining balance of $1,656,000 at March 31, 2010. These prepaid assessment amounts are included in other assets of the Corporation. The Bank will be assessed quarterly premiums by the FDIC commencing with the March 31, 2010 quarter, and such assessments will be charged against the prepaid asset until such time as the prepaid asset has been full expensed, at which point the Bank will resume paying premiums to the FDIC.
FEDERAL INCOME TAX EXPENSE
Federal income tax expense decreased $38,000 or 12.5% between comparable three-month periods. The Corporation’s effective tax rate for the three months ended March 31, 2010 was 22.3% compared to 25.9% for the same period in 2009.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $18,701,000 for the three-month period ended March 31, 2010. This compares to $13,482,000 for the three-month period ended March 31, 2009 and $13,482,000 for the twelve-month period ended December 31, 2009.
Borrowings from the Federal Home Loan Bank totaled $35,500,000 at March 31, 2010, March 31, 2009, and December 31, 2009.
Capital expenditures for premises and equipment totaled $78,000 for the three-month period ended March 31, 2010, compared to $76,000 for the same period in 2009. The 2010 expenditures included software relating to ATM conversion, drive-up tube system, and a generator for the operations center.
Loan commitments, including letters of credit, as of March 31, 2010 totaled $72,421,000 compared to $71,275,000 at December 31, 2009. Since many of these commitments are expected to expire without being drawn upon, this total does not necessarily represent future cash requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative information about market risk from the information provided in Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”).
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Management is not aware of any pending legal proceedings, except for routine legal proceedings to which the Corporation’s subsidiary Bank is a party incidental to its banking business. Management considers none of those proceedings to be material.

ITEM 1A. RISK FACTORS
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of the 2009 Form 10-K, which could materially affect our business, financial condition, and/or operating results. There have been no material changes from those risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the 2009 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The table below includes certain information regarding Croghan’s repurchase of its common shares during the quarterly period ended March 31, 2010:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)

01/01/10 through 01/31/10	None	None	None	79,563

02/01/10 through 02/28/10	10,759	$24.03	10,759	74,934

03/01/10 through 03/31/10	None	None	None	74,934
(1)	An extension of Croghan’s stock repurchase program was approved on July 14, 2009, in which up to 86,016 shares could be repurchased from August 1, 2009 to February 1, 2010 (with a total of 6,453 shares being repurchased prior to its expiration). An extension of Croghan’s stock repurchase program commencing February 1, 2010 and ending August 1, 2010 was announced on January 28, 2010, in which up to 85,693 shares may be repurchased (with 9,609 shares purchased on February 10, 2010 and 1,150 shares purchased on February 19, 2010).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. OTHER INFORMATION
Not applicable.
ITEM 5. EXHIBITS
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

CROGHAN BANCSHARES, INC. Registrant
Date: April 28, 2010	By:	/s/ Steven C. Futrell
Steven C. Futrell, President and CEO
(Principal Executive Officer)

Date: April 28, 2010	By:	/s/ Kendall W. Rieman
Kendall W. Rieman, Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Filed herewith

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer	Filed herewith