Form 10-Q
period 2010-06-30
CROGHAN BANCSHARES INC
filed 2010-07-28
CIK 887149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
0-20159

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 1,692,301 common shares, par value $12.50 per share, outstanding as of July 28, 2010.
This document contains 26 pages. The Exhibit Index is on page 23 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	June 30	December 31
	2010	2009
	(Dollars in thousands, except par value)
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 10,342	$ 15,928
Interest-bearing deposits in other banks	10,360	796

Total cash and cash equivalents	20,702	16,724

SECURITIES
Available-for-sale, at fair value	121,691	105,792
Held-to-maturity, at amortized cost, fair value of $516 in 2010 and $526 in 2009	501	502
Restricted stock	3,844	3,844

Total securities	126,036	110,138

LOANS	306,588	324,484
Less: Allowance for loan losses	5,283	4,433

Net loans	301,305	320,051

Premises and equipment, net	6,869	6,863
Cash surrender value of life insurance	11,104	10,946
Goodwill	10,430	10,430
Core deposit intangible asset, net	144	173
Accrued interest receivable	1,953	1,857
Other real estate owned	1,784	2,330
Other assets	2,274	2,476

TOTAL ASSETS	$482,601	$481,988

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$ 52,817	$ 60,072
Savings, NOW, and Money Market deposits	164,653	159,316
Time	144,367	151,331

Total deposits	361,837	370,719

Federal funds purchased and securities sold under repurchase agreements	25,906	16,375
Federal Home Loan Bank borrowings	35,500	35,500
Dividends payable	542	549
Other liabilities	1,964	2,718

Total liabilities	425,749	425,861

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	179	179
Retained earnings	38,876	38,187
Accumulated other comprehensive income	1,616	1,044
Treasury stock, 221,808 shares in 2010 and 200,232 shares in 2009, at cost	(7,745)	(7,209)

Total stockholders’ equity	56,852	56,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$482,601	$481,988

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	June 30
	2010	2009
	(Dollars in thousands,
	except per share data)

INTEREST INCOME
Loans, including fees	$4,587	$5,213
Securities:
Obligations of U.S. Government agencies and corporations	662	511
Obligations of states and political subdivisions	401	226
Other	53	52
Interest on deposits due from banks	6	11

Total interest income	5,709	6,013

INTEREST EXPENSE
Deposits	954	1,257
Other borrowings	345	345

Total interest expense	1,299	1,602

Net interest income	4,410	4,411

PROVISION FOR LOAN LOSSES	600	500

Net interest income, after provision for loan losses	3,810	3,911

NON-INTEREST INCOME
Gain on sale of loans	53	178
Gain on sale of securities	8	—
Trust income	260	231
Service charges on deposit accounts	354	347
Other	212	273

Total non-interest income	887	1,029

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	1,988	1,918
Occupancy of premises	198	193
Amortization of core deposit intangible asset	14	14
Other operating	1,435	1,638

Total non-interest expenses	3,635	3,763

Income before federal income taxes	1,062	1,177

FEDERAL INCOME TAXES	219	304

NET INCOME	$ 843	$ 873

Net income per share, based on 1,697,081 shares in 2010 and 1,720,330 shares in 2009	$ 0.50	$ 0.51

Dividends declared per share	$ 0.32	$ 0.32

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Six months ended
	June 30
	2010	2009
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$ 9,214	$10,409
Securities:
Obligations of U.S. Government agencies and corporations	1,355	1,051
Obligations of states and political subdivisions	768	443
Other	109	108
Interest on deposits due from banks	11	16

Total interest income	11,457	12,027

INTEREST EXPENSE
Deposits	1,951	2,518
Other borrowings	686	729

Total interest expense	2,637	3,247

Net interest income	8,820	8,780

PROVISION FOR LOAN LOSSES	1,100	1,100

Net interest income, after provision for loan losses	7,720	7,680

NON-INTEREST INCOME
Gain on sale of loans	83	234
Gain on sale of securities	8	—
Trust income	515	450
Service charges on deposit accounts	693	711
Other	440	487

Total non-interest income	1,739	1,882

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	3,983	3,857
Occupancy of premises	424	431
Amortization of core deposit intangible asset	28	28
Other operating	2,763	2,893

Total non-interest expenses	7,198	7,209

Income before federal income taxes	2,261	2,353

FEDERAL INCOME TAXES	486	609

NET INCOME	$ 1,775	$ 1,744

Net income per share, based on 1,702,518 shares in 2010 and 1,720,493 shares in 2009	$ 1.04	$ 1.01

Dividends declared per share	$ 0.64	$ 0.64

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	June 30
	2010	2009
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$56,349	$55,334

Comprehensive Income:
Net income	843	873
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	478	33

Total comprehensive income	1,321	906

Purchase treasury shares, 10,817 in 2010 and none in 2009	(277)	—

Cash dividends declared, $.32 per share in 2010 and 2009	(541)	(551)

BALANCE AT END OF PERIOD	$56,852	$55,689

See notes to consolidated financial statements.

	Six months ended
	June 30
	2010	2009
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$56,127	$54,819

Comprehensive Income:
Net income	1,775	1,744
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	572	241

Total comprehensive income	2,347	1,985

Purchase of treasury shares, 21,576 shares in 2010 and 528 shares in 2009	(536)	(13)

Cash dividends declared, $.64 per share in 2010 and 2009	(1,086)	(1,102)

BALANCE AT END OF PERIOD	$56,852	$55,689

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30
	2010	2009
	(Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES	$ 3,305	$ 3,324

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities	10,855	12,757
Proceeds from sale of available-for-sale securities	1,996	—
Purchases of available-for-sale securities	(28,314)	(14,520)
Net decrease in loans	17,594	14,207
Additions to premises and equipment	(407)	(558)
Proceeds from sales of property	—	66

Net cash from investing activities	1,724	11,952

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(8,881)	14,668
Net change in federal funds purchased and securities sold under agreements to repurchase	9,531	(5,321)
Net change in borrowed funds	—	(4,000)
Cash dividends paid	(1,093)	(1,102)
Purchase of treasury stock	(536)	(13)
Payment of deferred compensation	(72)	(498)

Net cash from financing activities	(1,051)	3,734

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,978	19,010

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,724	10,132

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 20,702	$ 29,142

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$ 1,902	$ 3,033

Federal income taxes	$ 791	$ 585

NON-CASH OPERATING ACTIVITY:
Change in deferred income taxes on net unrealized gain on available-for-sale securities	$ (295)	$ (124)

NON-CASH INVESTING ACTIVITY:
Change in net unrealized gain on available-for-sale securities	$ 142	$ 365

NON-CASH OPERATING AND INVESTING ACTIVITY:
Transfer of loans to other real estate owned	$ 52	$ 227

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2009, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year.
Management evaluated subsequent events through July 28, 2010, the date the financial statements were issued. Events or transactions occurring after June 30, 2010, but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2010, have been recognized in the consolidated financial statements for the period ended June 30, 2010. Events or transactions that provided evidence about conditions that arose before the financial statements were issued but did not exist at June 30, 2010, have not been recognized in the financial statements for the period ended June 30, 2010.
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
ASC 860-10 addresses accounting for transfers of financial assets. Among other requirements, the ASC removes the concept of a qualifying special-purpose entity and removes the exception from applying consolidation of variable interest entities to qualifying special-purpose entities. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Among other things, ASC 860-10 applies to any transfer of financial assets, which for the Corporation primarily relates to loan participations sold. The adoption of ASC 860-10 effective January 1, 2010 did not have any impact on the Corporation’s June 30, 2010 consolidated financial statements since the Bank did not sell any loan participations during the six-month period ended June 30, 2010.
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 and is intended to improve disclosure requirements related to fair value measurements. The Update clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities measured at fair value. A class is often a subset of assets or liabilities within a line item in the statement of financial position. Reporting entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for fair value measurements falling within Level 2 or 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, and have not had a material impact on the Corporation’s financial position or results of operations.
In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit losses. The new guidance will increase disclosures made about the credit quality of loans and the allowance for credit losses. The disclosures will provide additional information about the nature of credit risk inherent in the Company’s loans, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses. The requirements will be effective for the Corporation’s year ended December 31, 2010. The Company has not yet determined the impact the requirements will have on the consolidated financial statements.
NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of recognized financial instruments were as follows:

	June 30, 2010		December 31, 2009

	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value
		(Dollars in thousands)
FINANCIAL ASSETS

Cash and cash equivalents	$20,702	$ 20,702	$16,724	$ 16,724
Securities	126,036	126,039	110,138	110,162
Loans, net	301,305	300,961	320,051	320,047

Total	$448,043	$447,702	$446,913	$446,933

FINANCIAL LIABILITIES

Deposits	$361,837	$362,965	$370,719	$372,312
Federal funds purchased and securities sold under repurchase agreements	25,906	25,783	16,375	16,327
Federal Home Loan Bank borrowings	35,500	36,915	35,500	37,108

Total	$423,243	$425,663	$422,594	$425,747

The preceding summary does not include accrued interest receivable, cash surrender value of life insurance, dividends payable, and other liabilities which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.
The Bank also has unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit. The contract amount of such financial instruments totaled $71,769,000 at June 30, 2010 and $71,275,000 at December 31, 2009.

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

NOTE 4 – SECURITIES
Amortized cost and fair value of available-for-sale securities were as follows (dollars in thousands):

	June 30, 2010		December 31, 2009

	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Obligations of U.S. Government agencies and corporations	$72,007	$73,309	$65,927	$66,729

Obligations of states and political subdivisions	46,885	48,032	37,933	38,713

Other	350	350	350	350

Total available-for-sale	119,242	121,691	104,210	105,792

Held-to-maturity — corporate debt obligation	501	516	502	526

Restricted stock	3,844	3,844	3,844	3,844

Total	$123,587	$126,051	$108,556	$110,162

Gross unrealized gains and losses on available-for-sale securities were as follows (dollars in thousands):

	June 30, 2010		December 31, 2009

	Gross	Gross	Gross	Gross
	unrealized gains	unrealized losses	unrealized gains	unrealized losses

Obligations of U.S. Government agencies and corporations	$1,724	$422	$1,153	$351

Obligations of states and political subdivisions	1,197	50	871	91

Total available-for-sale	2,921	472	2,024	442

Held-to-maturity — corporate debt obligation	15	—	24	—

Total	$2,936	$472	$2,048	$442

NOTE 5 – OTHER COMPREHENSIVE INCOME
The components of other comprehensive income and related tax effects for the six-month periods ended June 30, 2010 and 2009 were as follows (dollars in thousands):

	2010	2009

Unrealized gains on available-for-sale securities	$2,449	$1,078

Tax effect	833	366

Net-of-tax amount	$1,616	$ 712

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
PERFORMANCE SUMMARY
Net income for the three-month period ended June 30, 2010 was $843,000, or $.50 per common share, compared to $873,000, or $.51 per common share, for the same period in 2009. Net income for the six-month period ended June 30, 2010 was $1,775,000, or $1.04 per common share, compared to $1,744,000, or $1.01 per common share, for the same period in 2009. The results for the second quarter 2010 compared to the second quarter 2009 were adversely impacted by a decrease of $1,000 in net interest income, a decrease of $142,000 in non-interest income, and a $100,000 increase in the provision for loan losses. Results for the second quarter were positively impacted by a $128,000 decrease in non-interest expenses and an $85,000 decrease to the provision for federal income taxes.
Assets at June 30, 2010 totaled $482,601,000, compared to $481,988,000 at December 31, 2009. Total cash and cash equivalents increased $3,978,000 to $20,702,000 during the six-month period ended June 30, 2010, and total securities increased $15,898,000 to $126,036,000 at June 30, 2010. Total loans decreased $17,896,000 to $306,588,000 at June 30, 2010, from $324,484,000 at 2009 year end. Total deposits decreased $8,882,000 to $361,837,000 at June 30, 2010, from $370,719,000 at 2009 year end.

FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at June 30, 2010 to December 31, 2009.
Total cash and cash equivalents increased $3,978,000 (23.8%) and total securities increased $15,898,000 (14.4%) during the six-month period ended June 30, 2010. Total loans decreased $17,896,000 (5.5%) to $306,588,000 at June 30, 2010, compared to $324,484,000 at December 31, 2009. During the same period, deposits decreased $8,882,000 (2.4%) to $361,837,000 at June 30, 2010, compared to $370,719,000 at December 31, 2009.
The increase in securities during the six-month period ended June 30, 2010 primarily resulted from purchases of available-for sale securities of $28,314,000, with maturities during the period of $10,855,000. One security was sold during the period, resulting in a gain of $8,000. Securities purchases were a direct result of the continued loan balance decline, resulting in excess cash being put into interest-earning securities.
The decrease in total loans during the six-month period ended June 30, 2010 resulted from the continuing sale of fixed-rate mortgages into the secondary market, pay-downs from commercial borrowers partially due to seasonality, the continued slow recovery of the economy, and a continuation of the soft demand in the Bank’s lending markets.
Components of the decrease in deposits include the liquid deposit category (demand, savings, NOW, and money market deposit accounts), which decreased $1,918,000 (.9%), and the time deposit category, which decreased $6,964,000 (4.6%). Croghan strives to maintain a strong interest margin by balancing deposit needs to fund anticipated loan demand and by maintaining the necessary deposit pricing structure.
Stockholders’ equity at June 30, 2010 increased to $56,852,000, or $33.59 book value per common share, compared to $56,127,000, or $32.75 book value per common share, at December 31, 2009. Stockholders’ equity includes accumulated other comprehensive income consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes. At June 30, 2010, Croghan held $121,691,000 of available-for-sale securities with a net unrealized gain of $1,616,000, net of income taxes, compared to $105,792,000 in available-for-sale securities at December 31, 2009 with a net unrealized gain of $1,044,000, net of income taxes.
Beginning in February 2002, Croghan instituted a stock repurchase program, which has subsequently been extended through February 1, 2011. Since the inception of the program, a total of 229,870 shares have been purchased as treasury shares. Shares held in treasury, which totaled 221,808 at June 30, 2010 and 200,232 at December 31, 2009, are reported at their acquired cost.
A cash dividend of $.32 per share was declared on June 8, 2010, payable on July 30, 2010 to shareholders of record as of July 16, 2010.

NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $40,000 (.5%) for the six-month period ended June 30, 2010, as compared to the same period in 2009. Croghan’s net interest margin decreased to 4.05 percent for the six-month period ended June 30, 2010, compared to 4.15 percent for the same period in 2009. This decrease is attributable to the shift in interest-earning assets from loans, which is typically the highest yielding interest-earning asset, to available-for-sale securities. Croghan has been able to somewhat mitigate the decline by reducing its average cost of funds as a result of lower rates on interest-bearing deposits.
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
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
	(Dollars in thousands)

Provision for loan losses charged to expense	$1,100	$1,100
Net loan charge-offs	250	697
Annualized net loan charge-offs as a percent of average outstanding loans	.16%	.21%

The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)

Nonaccrual loans	$ 4,406	$ 5,903
Loans contractually past due 90 days or more and still accruing interest	293	45
Restructured loans	3,584	3,191
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	23,700	22,227

Total potential problem and non-performing loans	$31,983	$31,366

Allowance for loan losses	$ 5,283	$ 4,433

Allowance for loan losses as a percent of period-end loans	1.72%	1.37%
Croghan recognized a $1,100,000 provision for loan losses for each of the six-month periods ended June 30, 2010, and June 30, 2009. The 2010 second quarter provision was primarily attributable to an increase in the historical loss rates, which are used to calculate the allowance for loan losses. This trend is due to the general deterioration of the economy, which began in the first quarter 2008, causing economic deterioration which results in issues with borrowers fulfilling their payment obligations. The 2009 second quarter provision was due to a $518,000 charge-off with respect to a commercial client that ceased operations during the second quarter of 2009.
The allowance for loan losses, as a percent of total loans, increased from 1.37% at December 31, 2009 to 1.72% at June 30, 2010. Croghan’s allowance for loan losses is determined based on a detailed analysis of the portfolio which considers delinquency trends, the status of non-performing loans, current and historic trends of loan charge-offs within each loan category, existing local and national economic conditions, and changes within the volume and mix of each loan category.
Total potential problem and non-performing loans, which are summarized in the preceding table increased $617,000 (2.0%), to $31,983,000 at June 30, 2010, compared to $31,366,000 at December 31, 2009. At June 30, 2010, as compared to December 31, 2009, nonaccrual loans decreased by $1,497,000, while unfavorable components of potential problem and non-performing loans included a $248,000 increase in loans contractually past due 90 days or more and still accruing interest, a $393,000 increase in restructured loans, and a $1,473,000 increase in potential problem loans other than those past due 90 days or more, nonaccrual, or restructured.
Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of Croghan’s potential problem loans, totaling $23,700,000 at June 30, 2010, were less than 90 days past due and a majority of these loans are collateralized by an interest in real property.

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

Potential problem loans not currently past due	$19,182	$16,453
Potential problem loans past due one day or more but less than 10 days	2,338	186
Potential problem loans past due 10 days or more but less than 30 days	1,159	4,833
Potential problem loans past due 30 days or more but less than 60 days	409	528
Potential problem loans past due 60 days or more but less than 90 days	612	227

Total potential problem loans	$23,700	$22,227

Total potential problem loans increased slightly during the second quarter of 2010, which resulted primarily from a $4,881,000 increase in the loans not currently past due and potential problem loans past due one day but less than 10 days. This increase was partially offset by a $3,408,000 decrease in the aggregate amount of potential problem loans past due 10 days but less than 90 days. Total potential problem loans less than 30 days past due totaled $22,679,000 (95.7%) at June 30, 2010, compared to $21,472,000 (96.6) percent of such loans at December 31, 2009.
The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

Collateralized by an interest in real property	$23,010	$21,622
Collateralized by an interest in assets other than real property	683	600
Unsecured	7	5

Total potential problem loans	$23,700	$22,227

Management will continue to monitor asset quality trends throughout 2010 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management believes the allowance for loan losses at June 30, 2010 is adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.
NON-INTEREST INCOME
Total non-interest income decreased $142,000 (13.8%) for the three-month period ended June 30, 2010, compared to the same period in 2009, and $143,000 (7.6%) for the six-month period ended June 30, 2010, compared to the same period in 2009. During the second quarter of 2010, the Bank had gains on sale of loans of $53,000, which was down compared to $178,000 during the second quarter of 2009, and a decrease of $61,000 in other fee income. Some of these decreases were offset by an increase of $29,000 in trust income, an increase of $7,000 in deposit service charges, and gain on sale of securities of $8,000.

NON-INTEREST EXPENSES
Total non-interest expenses decreased $128,000 (3.4%) for the three-month period ended June 30, 2010, as compared to the same period in 2009, and $11,000 (.2%) for the six-month period ended June 30, 2010, as compared to the same period in 2009. Salaries, wages, and employee benefits increased $70,000 (3.6%) between comparable three-month periods and $126,000 (3.3%) between comparable six-month periods. Occupancy of premises expense increased $5,000 (2.6%) between comparable three-month periods and decreased $7,000 (1.6%) between comparable six-month periods. Other operating expenses decreased $203,000 (12.4%) between comparable three-month periods and $130,000 (4.5%) between comparable six-month periods.
Within the other operating expense category is the FDIC insurance expense. During the six-month period ended June 30, 2010, the FDIC insurance expense was $278,000, compared to $400,000 during the same period in 2009, which included a one-time special assessment of $215,000 that occurred in June of 2009. Pursuant to a final rule adopted by the FDIC in November 2009, the Bank was required to prepay its estimated quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Bank prepaid the amount of $1,797,000 in December 2009 and had a remaining prepaid balance of $1,519,000 at June 30, 2010. These prepaid assessment amounts are included in other assets of the Corporation. Future quarterly assessments will be charged against the prepaid asset until such time as the prepaid asset has been full expensed, at which point the Bank will resume paying premiums to the FDIC.
FEDERAL INCOME TAX EXPENSE
Federal income tax expense decreased $85,000 (28.0%) between comparable three-month periods and $123,000 (20.2%) percent between comparable six-month periods. The Corporation’s effective tax rate for the six months ended June 30, 2010 was 21.4 percent, compared to 25.8 percent for the same period in 2009.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $19,220,000 for the six-month period ended June 30, 2010, compared to $13,482,000 for the twelve-month period ended December 31, 2009 and $12,294,000 for the six-month period ended June 30, 2009.
Borrowings from the Federal Home Loan Bank totaled $35,500,000 at June 30, 2010, June 30, 2009, and December 31, 2009.
Capital expenditures for premises and equipment totaled $407,000 for the six-month period ended June 30, 2010, compared to $558,000 for the same period in 2009. Capital expenditures in 2010 included software relating to virtualization and the ATM/POS conversion, drive-up tube system at the Fremont West banking center, a generator for the operations center, a new roof for the Custar banking center, and new furniture at the main office.
As of June 30, 2010, Loan commitments including letters of credit totaled $71,769,000 compared to $71,275,000 at December 31, 2009. Since many of these commitments are expected to expire without being drawn upon, this total does not necessarily represent future cash requirements.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The table below includes certain information regarding Croghan’s repurchase of its common shares during the quarterly period ended June 30, 2010:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)

04/01/10 through	None	None	None	74,934
04/30/10

05/01/10 through	10,817	$25.60	10,817	64,117
05/31/10

06/01/10 through	None	None	None	64,117
06/30/10

(1)	An extension of Croghan’s stock repurchase program commencing February 1, 2010 and ending August 1, 2010 was announced on January 28, 2010, in which up to 85,693 shares may be repurchased (with 10,759 shares purchased in the first quarter of 2010, 6,012 shares purchased on May 5, 2010, 2,705 shares purchased on May 12, 2010, and 2,100 shares purchased on May 28, 2010). Another extension of Croghan’s stock repurchase program was approved on July 13, 2010, in which up to 84,615 shares could be repurchased from August 1, 2010 to February 1, 2011.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. [RESERVED]
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

CROGHAN BANCSHARES, INC.
Registrant
Date: July 28, 2010	By:	/s/ Steven C. Futrell
Steven C. Futrell, President and CEO
(Principal Executive Officer)

Date: July 28, 2010	By:	/s/ Kendall W. Rieman
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