Form 10-Q
period 2010-09-30
CROGHAN BANCSHARES INC
filed 2010-10-27
CIK 887149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
0-20159

(Commission File Number)
CROGHAN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1073048

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

323 Croghan Street, Fremont, Ohio	43420

(Address of principal executive offices)	(Zip Code)
(419) 332-7301

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]    No [     ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]       No [     ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [     ]    No [ X ]
The Registrant had 1,681,380 common shares, par value $12.50 per share, outstanding as of October 27, 2010.
This document contains 26 pages. The Exhibit Index is on page 23 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.
Consolidated Balance Sheets (Unaudited)

	September 30	December 31
ASSETS	2010	2009
	(Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
Cash and due from banks	$11,334	$15,928
Interest-bearing deposits in other banks	20,792	796

Total cash and cash equivalents	32,126	16,724

SECURITIES
Available-for-sale, at fair value	129,739	105,792
Held-to-maturity, at amortized cost, fair value of $512 in 2010 and $526 in 2009	501	502
Restricted stock	3,844	3,844

Total securities	134,084	110,138

LOANS	302,986	324,484
Less: Allowance for loan losses	5,164	4,433

Net loans	297,822	320,051

Premises and equipment, net	6,729	6,863
Cash surrender value of life insurance	11,216	10,946
Goodwill	10,430	10,430
Core deposit intangible asset, net	130	173
Accrued interest receivable	2,150	1,857
Other real estate owned	2,178	2,330
Other assets	2,594	2,476

TOTAL ASSETS	$499,459	$481,988

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$59,529	$60,072
Savings, NOW, and Money Market deposits	181,571	159,316
Time	138,641	151,331

Total deposits	379,741	370,719

Federal funds purchased and securities sold under repurchase agreements	23,192	16,375
Federal Home Loan Bank borrowings	35,500	35,500
Dividends payable	538	549
Other liabilities	2,447	2,718

Total liabilities	441,418	425,861

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	179	179
Retained earnings	39,554	38,187
Accumulated other comprehensive income	2,404	1,044
Treasury stock, 232,729 shares in 2010 and 200,232 shares in 2009, at cost	(8,022)	(7,209)

Total stockholders’ equity	58,041	56,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$499,459	$481,988

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	September 30
	2010	2009
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$4,549	$4,996
Securities:
Obligations of U.S. Government agencies and corporations	668	601
Obligations of states and political subdivisions	444	293
Other	56	59
Interest on deposits in other banks	5	5

Total interest income	5,722	5,954

INTEREST EXPENSE
Deposits	922	1,207
Other borrowings	349	351

Total interest expense	1,271	1,558

Net interest income	4,451	4,396

PROVISION FOR LOAN LOSSES	150	1,250

Net interest income, after provision for loan losses	4,301	3,146

NON-INTEREST INCOME
Gain on sale of loans	87	35
Gain on sale of securities	3	-
Trust income	268	226
Service charges on deposit accounts	374	394
Other	260	189

Total non-interest income	992	844

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	2,128	1,867
Occupancy of premises	200	203
Amortization of core deposit intangible asset	15	15
Other operating	1,423	1,499

Total non-interest expenses	3,766	3,584

Income before federal income taxes	1,527	406

FEDERAL INCOME TAXES	310	35

NET INCOME	$1,217	$371

Net income per share, based on 1,685,535 shares in 2010 and 1,720,330 shares in 2009	$0.72	$0.22

Dividends declared per share	$0.32	$0.32

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)

	Nine months ended
	September 30
	2010	2009
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$13,763	$15,405
Securities:
Obligations of U.S. Government agencies and corporations	2,023	1,652
Obligations of states and political subdivisions	1,212	736
Other	165	167
Interest on deposits in other banks	16	21

Total interest income	17,179	17,981

INTEREST EXPENSE
Deposits	2,873	3,725
Other borrowings	1,035	1,080

Total interest expense	3,908	4,805

Net interest income	13,271	13,176

PROVISION FOR LOAN LOSSES	1,250	2,350

Net interest income, after provision for loan losses	12,021	10,826

NON-INTEREST INCOME
Gain on sale of loans	170	269
Gain on sale of securities	11	-
Trust income	783	676
Service charges on deposit accounts	1,067	1,105
Other	700	676

Total non-interest income	2,731	2,726

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	6,111	5,724
Occupancy of premises	624	634
Amortization of core deposit intangible asset	43	43
Other operating	4,186	4,392

Total non-interest expenses	10,964	10,793

Income before federal income taxes	3,788	2,759

FEDERAL INCOME TAXES	796	644

NET INCOME	$2,992	$2,115

Net income per share, based on 1,696,795 shares in 2010 and 1,720,438 shares in 2009	$1.76	$1.23

Dividends declared per share	$0.96	$0.96

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	September 30
	2010	2009
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$56,852	$55,689

Comprehensive Income:
Net income	1,217	371
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	787	1,160

Total comprehensive income	2,004	1,531

Purchase of treasury shares, 10,921 in 2010 and none in 2009	(277)	-

Cash dividends declared, $.32 per share in 2010 and 2009	(538)	(550)

BALANCE AT END OF PERIOD	$58,041	$56,670

	Nine months ended
	September 30
	2010	2009
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$56,127	$54,819

Comprehensive Income:
Net income	2,992	2,115
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	1,360	1,401

Total comprehensive income	4,352	3,516

Purchase of treasury shares, 32,497 shares in 2010 and 528 shares in 2009	(813)	(13)

Cash dividends declared, $.96 per share in 2010 and 2009	(1,625)	(1,652)

BALANCE AT END OF PERIOD	$58,041	$56,670

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30
	2010	2009
	(Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES	$4,932	$4,664

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	16,577	17,000
Proceeds from sale of available-for-sale securities	1,996	-
Purchases of available-for-sale securities	(41,215)	(37,237)
Net decrease in loans	20,240	18,139
Additions to premises and equipment	(447)	(631)
Proceeds from sale of property	-	66

Net cash from investing activities	(2,849)	(2,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	9,022	8,740
Net change in federal funds purchased and securities sold under repurchase agreements	6,817	(2,917)
Net change in borrowed funds	-	(2,000)
Cash dividends paid	(1,635)	(1,653)
Purchase of treasury stock	(813)	(13)
Payment of deferred compensation	(72)	(498)

Net cash from financing activities	13,319	1,659

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,402	3,660

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,724	10,132

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,126	$13,792

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$5,097	$5,474

Federal income taxes	$1,311	$915

NON-CASH OPERATING ACTIVITY:
Change in deferred income taxes on net unrealized gain on
available-for-sale securities	$(700)	$(722)

NON-CASH INVESTING ACTIVITY:
Change in net unrealized gain on available-for-sale securities	$2,060	$2,123

NON-CASH OPERATING AND INVESTING ACTIVITY:
Transfer of loans to other real estate owned	$739	$227

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
The consolidated financial statements of Croghan Bancshares, Inc. (“Croghan” or the “Corporation”) and its wholly-owned subsidiary, The Croghan Colonial Bank (the “Bank”), have been prepared without audit. In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present fairly the Corporation’s consolidated financial position, results of operations, and changes in cash flows have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2009, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended September 30, 2010, are not necessarily indicative of the operating results for the full year.
Management evaluated subsequent events through October 27, 2010, the date the financial statements were issued. Events or transactions occurring after September 30, 2010, but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2010, have been recognized in the consolidated financial statements for the period ended September 30, 2010. Events or transactions that provided evidence about conditions that arose before the financial statements were issued but did not exist at September 30, 2010, have not been recognized in the financial statements for the period ended September 30, 2010.
NOTE 2 – NEW ACCOUNTING PRONOUCEMENTS
ASC 860-10 addresses accounting for transfers of financial assets. Among other requirements, the ASC removes the concept of a qualifying special-purpose entity and removes the exception from applying consolidation of variable interest entities to qualifying special-purpose entities. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Among other things, ASC 860-10 applies to any transfer of financial assets, which for the Corporation primarily relates to loan participations sold. The adoption of ASC 860-10, effective January 1, 2010, did not have any impact on the Corporation’s September 30, 2010 consolidated financial statements since the Bank did not sell any loan participations during the nine-month period ended September 30, 2010.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 and is intended to improve disclosure requirements related to fair value measurements. The Update 2010-06 clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities measured at fair value. A class is often a subset of assets or liabilities within a line item in the statement of financial position. Reporting entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for fair value measurements falling within Level 2 or 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, and have not had a material impact on the Corporation’s financial position or results of operations.
In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credt Losses. The new guidance will increase disclosures made about the credit quality of loans and the allowance for credit losses. The disclosures will provide additional information about the nature of credit risk inherent in the Corporation’s loans, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses. The requirements will be effective for the Corporation’s year ended December 31, 2010. The Corporation has not yet determined the impact the requirements will have on the consolidated financial statements.
NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of recognized financial instruments were as follows:

	September 30, 2010		December 31, 2009

	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value
	(Dollars in thousands)
FINANCIAL ASSETS

Cash and cash equivalents	$32,126	$32,126	$16,724	$16,724
Securities	134,084	134,095	110,138	110,162
Loans, net	297,822	302,262	320,051	320,047

Total	$464,032	$468,483	$446,913	$446,933

FINANCIAL LIABILITIES

Deposits	$379,741	$381,991	$370,719	$372,312
Federal funds purchased and securities sold under repurchase agreements	23,192	23,192	16,375	16,327
Federal Home Loan Bank borrowings	35,500	36,397	35,500	37,108

Total	$438,433	$441,580	$422,594	$425,747

The preceding summary does not include accrued interest receivable, cash surrender value of life insurance, dividends payable, and other liabilities which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.
The Bank also has unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit. The contract amount of such financial instruments totaled $72,966,000 at September 30, 2010 and $71,275,000 at December 31, 2009.
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

NOTE 4 – SECURITIES
Amortized cost and fair value of available-for-sale securities were as follows (dollars in thousands):

	September 30, 2010		December 31, 2009

	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Obligations of U.S. Government agencies and corporations	$74,045	$75,331	$65,927	$66,729

Obligations of states and political subdivisions	51,702	54,058	37,933	38,713

Other	350	350	350	350

Total available-for-sale	126,097	129,739	104,210	105,792

Held-to-maturity - corporate debt obligation	501	512	502	526

Restricted stock	3,844	3,844	3,844	3,844

Total	$130,442	$134,095	$108,556	$110,162

Gross unrealized gains and losses on available-for-sale securities were as follows (dollars in thousands):

	September 30, 2010		December 31, 2009

	Gross	Gross	Gross	Gross
	unrealized gains	unrealized losses	unrealized gains	unrealized losses

Obligations of U.S. Government agencies and corporations	$ 1,586	$ 299	$ 1,153	$351

Obligations of states and political subdivisions	2,362	7	871	91

Total available-for-sale	3,948	306	2,024	442

Held-to-maturity - corporate debt obligation	11	-	24	-

Total	$ 3,959	$ 306	$ 2,048	$442

NOTE 5 – OTHER COMPREHENSIVE INCOME
The components of other comprehensive income and related tax effects for the nine-month period ended September 30, 2010 and 2009 follows (dollars in thousands):

	2010	2009

Unrealized gains on available-for-sale securities	$3,642	$2,836

Tax effect	1,238	964

Net-of-tax amount	$2,404	$1,872

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
PERFORMANCE SUMMARY
Net income for the three-month period ended September 30, 2010 was $1,217,000, or $.72 per common share, compared to $371,000, or $.22 per common share, for the same period in 2009. Net income for the nine-month period ended September 30, 2010 was $2,992,000, or $1.76 per common share, compared to $2,115,000, or $1.23 per common share, for the same period in 2009. The results for the third quarter 2010 compared to the third quarter 2009 were positively impacted by a $55,000 increase in net interest income, a $1,100,000 decrease in provision for loan losses, and a $148,000 increase to non-interest income. Results were adversely impacted by an increase of $182,000 in non-interest expenses and an increase of $275,000 in federal income tax expense.

Assets at September 30, 2010 totaled $499,459,000, compared to $481,988,000 at December 31, 2009. Total cash and cash equivalents increased by $15,402,000 to $32,126,000 during the nine-month period ended September 30, 2010 and total securities increased by $23,946,000 to $134,084,000 at September 30, 2010. Total loans decreased by $21,498,000 to $302,986,000 at September 30, 2010 from $324,484,000 at 2009 year end. Total deposits increased by $9,022,000 to $379,741,000 at September 30, 2010, from $370,719,000 at 2009 year end.
FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at September 30, 2010 to December 31, 2009.
Total cash and cash equivalents increased by $15,402,000 (92.1%) to $32,126,000 and total securities increased by $23,946,000 (21.7%) to $134,084,000 during the nine-month period ended September 30, 2010. Total loans decreased by $21,498,000 (6.6%) to $302,986,000 at September 30, 2010, compared to $324,484,000 at December 31, 2009. During the same period, Croghan’s deposits increased by $9,022,000 (2.4%) to $379,741,000 at September 30, 2010, compared to $370,719,000 at December 31, 2009.
The increase in securities during the nine-month period ended September 30, 2010 primarily resulted from purchases of available-for sale-securities of $41,215,000, with maturities during the period of $16,577,000. There was one security that was called resulting in a $3,000 gain, and one security was sold during the second quarter, resulting in a gain of $8,000. Securities purchases were a direct result of the excess cash balances from the continued loan balance decline and deposit balance increase.
The decrease in loans during the nine-month period ended September 30, 2010 is due to many clients looking to become more liquid by paying down debt, coupled with continued stagnant economic growth in our market area and the overall economic conditions. Also, Croghan continues to be increasingly adherent to stricter underwriting standards.
Components of which caused the increase in deposits include the liquid deposit category (demand, savings, NOW, and money market deposit accounts), which increased by $21,712,000 (9.9%), and the time deposit category, which decreased by $12,690,000 (8.4%). Management attributes this growth to customers seeking liquidity, shorter term commitments, and less risky investments. Croghan continuously strives to maintain a balance between its deposit needs for funding future loan demand and the deposit pricing structure necessary to maintain its net interest margin.
Stockholders’ equity increased to $58,041,000, or $34.52 book value per common share at September 30, 2010, compared to $56,127,000 or $32.75 book value per common share at December 31, 2009. The balance in stockholders’ equity at September 30, 2010 included accumulated other comprehensive income consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes. At September 30, 2010, Croghan held $129,739,000 in available-for-sale securities with an unrealized gain of $2,404,000, net of income taxes. This compares to 2009 year-end holdings of $105,792,000 in available-for-sale securities with an unrealized gain of $1,044,000, net of income taxes.
Beginning in February 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through February 1, 2011. Since the inception of the program, a total of 240,791 shares have been purchased as treasury shares. The 232,729 treasury shares held as of September 30, 2010 and the 200,232 shares held as of December 31, 2009 are reported at their acquired cost.
A cash dividend of $.32 per share was declared on September 14, 2010, payable on October 29, 2010, to shareholders of record as of October 15, 2010.

NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $95,000 (.7%) for the nine-month period ended September 30, 2010, as compared to the same period in 2009. Croghan’s net interest margin decreased to 4.04 percent for the nine-month period ended September 30, 2010, compared to 4.14 percent for the same period in 2009. This decrease is attributable to the continued shift in interest-earning assets from loans, which are typically the highest yielding interest-earning assets, to available-for-sale securities. Croghan has been able to somewhat mitigate the decline by reducing its average cost of funds as a result of lower rates on interest-bearing deposits.
PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES
Croghan’s comprehensive loan policy provides guidelines for managing credit risk and asset quality. The policy details acceptable lending practices, establishes loan-grading classifications, and stipulates the use of a loan review process. Croghan directly employs three staff members dedicated to the credit analysis function to aid in facilitating the early identification of problem loans, to help ensure sound credit decisions, and to assist in the determination of the allowance for loan losses. Croghan also engages an outside credit review firm to supplement the credit analysis function and to provide an independent assessment of the loan review process. Croghan’s loan policy, loan review process, and credit analysis staff facilitate management’s evaluation of the credit risk inherent in the lending function.
The following details factors relating to the provision and allowance for loan losses for the periods noted:

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
	(Dollars in thousands)

Provision for loan losses charged to expense	$1,250	$2,350
Net loan charge-offs	519	1,001
Annualized net loan charge-offs as a percent of average outstanding loans	.23%	.40%
The following details factors relating to non-performing and potential problem loans as of the dates noted:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Nonaccrual loans	$ 3,593	$ 5,903
Loans contractually past due 90 days or more and still accruing interest	685	45
Restructured loans	5,656	3,191
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	24,812	22,227

Total potential problem and non-performing loans	$34,746	$31,366

Allowance for loan losses	$ 5,164	$ 4,433

Allowance for loan losses as a percent of period-end loans	1.70%	1.37%

There was a $150,000 provision for loan losses for the three-month period ended September 30, 2010 and a $1,250,000 provision for loan losses for the nine-month period ended September 30, 2010, compared to a provision of $1,250,000 and $2,350,000, respectively, for the same periods in 2009. The 2010 provision was attributable to the continuation of the increase in the historical loss rates, which are used to calculate the allowance for loan losses. This trend is due to the general deterioration of the economy, which began in the first quarter 2008. The economic deterioration negatively impacted borrower’s abilities to fulfill their payment obligations. The 2010 third quarter provision was also attributable to the increased amount in net loan charge-offs of $392,000 compared to the second quarter 2010. The increased charge-off amount was primarily due to a $238,000 charge-off of a commercial real estate client whose loan was charged down and then transferred to Other Real Estate Owned. The 2009 provision included the impact of the significant increase in non-accrual loans, with the outstanding balance totaling $6,401,000 at September 30, 2009.
The allowance for loan losses, as a percent of total loans, increased from 1.37% at December 31, 2009 to 1.70% at September 30, 2010. Croghan’s allowance for loan losses is determined based on a detailed analysis of the portfolio which considers delinquency trends, the status of non-performing loans, current and historic trends of loan charge-offs within each loan category, existing local and national economic conditions, and changes within the volume and mix of each loan category.
Total potential problem and non-performing loans increased by $3,380,000 (10.8%) to $34,746,000 at September 30, 2010, compared to $31,366,000 at December 31, 2009. A component of potential problem and non-performing loans that was favorable at September 30, 2010, as compared to December 31, 2009, included a $2,310,000 decrease in nonaccrual loans. This favorable component was offset by increases of $640,000 in loans contractually past due 90 days or more and still accruing interest, an increase of $2,465,000 in the restructured loan category, and an increase of $2,585,000 in the potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured category.
Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of Croghan’s potential problem loans, totaling $24,812,000, were less than 90 days past due at September 30, 2010, and a majority are collateralized by an interest in real property.
The following provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Potential problem loans not currently past due	$20,004	$16,453
Potential problem loans past due one day or more but less than 10 days	2,162	186
Potential problem loans past due 10 days or more but less than 30 days	1,863	4,833
Potential problem loans past due 30 days or more but less than 60 days	472	528
Potential problem loans past due 60 days or more but less than 90 days	311	227

Total potential problem loans	$24,812	$22,227

Total potential problem loans increased by $2,585,000 (11.6%) at September 30, 2010, as compared to December 31, 2009. The increase was attributable to a $5,527,000 (33.2%) increase in potential problem loans not past due and loans past due one day but less than 10. However, despite the overall increase in potential problem loans, the aggregate amount of potential problem loans past due 10 days or more but less than 90 days decreased $2,942,000 (52.6%).

The following provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Collateralized by an interest in real property	$24,163	$21,622
Collateralized by an interest in assets other than real property	643	600
Unsecured	6	5

Total potential problem loans	$24,812	$22,227

Management will continue to monitor asset quality trends throughout 2010 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management believes the allowance for loan losses at September 30, 2010 is adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.
NON-INTEREST INCOME
Total non-interest income increased $148,000 (17.5%) for the three-month period ended September 30, 2010, compared to the same period in 2009, and increased $5,000 (.2%) for the nine-month period ended September 30, 2010, compared to the same period in 2009. During the third quarter of 2010, the Bank had gains on sale of loans of $87,000 which was up $52,000 compared to $35,000 during the third quarter of 2009, an increase of $42,000 in trust income, and an increase of $71,000 in other income partially due to sales of OREO property. Some of these increases were offset by a decrease of $20,000 in deposit service charges.
NON-INTEREST EXPENSES
Total non-interest expenses increased $182,000 (5.1%) for the three-month period ended September 30, 2010, as compared to the same period in 2009, and $171,000 (1.6%) for the nine-month period ended September 30, 2010, as compared to the same period in 2009. Salaries, wages, and employee benefits increased $261,000 (14.0%) between comparable three-month periods and $387,000 (6.8%) between comparable nine-month periods, with the increase partially due to the costs associated with the process of hiring Croghan’s new President and CEO, and expenses related to the Bank’s Performance Compensation for Stakeholders program totaling $116,000. Occupancy of premises expense decreased $3,000 (1.5%) between comparable three-month periods and decreased $10,000 (1.6%) between comparable nine-month periods. Other operating expenses decreased $76,000 (5.1%) between comparable three-month periods and $206,000 (4.7%) between comparable nine-month periods.
Within the other operating expense category is the FDIC insurance expense. During the nine-month period ended September 30, 2010, the FDIC insurance expense was $399,000, compared to $537,000 during the same period in 2009, which included a one-time special assessment of $215,000 that occurred in June of 2009. Pursuant to a final rule adopted by the FDIC in November 2009, the Bank was required to prepay its estimated quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Bank prepaid the amount of $1,797,000 in December 2009 and had a remaining prepaid balance of $1,398,000 at September 30, 2010. These prepaid assessment amounts are included in other assets of the Corporation. Future quarterly assessments will be charged against the prepaid asset until such time as the prepaid asset has been full expensed, at which point the Bank will resume paying premiums to the FDIC.

FEDERAL INCOME TAX EXPENSE
Federal income tax expense increased $275,000 (785.7%) between comparable three-month periods, and $152,000 (23.6%) between comparable nine-month periods, which is in relation to the increase in income before federal income taxes. Federal income tax expense was offset by a $43,000 income tax refund during the third quarter of 2010. The Corporation’s effective tax rate for the nine-month period ended September 30, 2010 was 21.0 percent compared to 23.3 percent for the same period in 2009.
LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $19,275,000 for the nine-month period ended September 30, 2010. This compares to $13,482,000 for the twelve-month period ended December 31, 2009 and $12,933,000 for the nine-month period ended September 30, 2009.
Borrowed funds, principally consisting of Federal Home Loan Bank borrowings, totaled $35,500,000 at September 30, 2010, as compared to $37,500,000 at September 30, 2009 and $35,500,000 at December 31, 2009.
Capital expenditures for premises and equipment totaled $447,000 for the nine-month period ended September 30, 2010, compared to $631,000 for the same period in 2009. Capital expenditures in 2010 include software relating to virtualization, ATM/POS conversion, drive-up tube system at the Fremont West banking center, a generator for the operations center, a new roof for the Custar banking center, a partial new roof at the Main banking center, new furniture at the main office, and refurnishing of the Ballville banking center.
Loan commitments, including letters of credit, as of September 30, 2010 totaled $72,966,000 compared to $71,275,000 at December 31, 2009. Many of these commitments are expected to expire without being drawn upon. Therefore, the total of these commitments does not necessarily represent future cash requirements.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS
Management is not aware of any pending legal proceedings, except for routine legal proceedings to which the Corporation’s subsidiary Bank is a party incidental to its banking business. Management considers none of those proceedings to be material.
ITEM 1A.   RISK FACTORS
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.
The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act may significantly affect the business activities of the Corporation and the Bank.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act represents a sweeping reform of the regulatory framework for U.S. financial institutions. The Dodd-Frank Act includes a broad range of legislation intended to strengthen oversight and regulation of banks and nonbank financial institutions, enhance regulation of over-the-counter derivatives and asset-backed securities, imposes corporate governance and executive compensation reforms on all public companies, creates new requirements for hedge fund and private equity fund advisers and establishes new rules for credit rating agencies. Certain of the provisions of the Dodd-Frank Act may significantly affect the business activities of the Corporation and the Bank. However, the Dodd-Frank Act is the most far-reaching financial services law ever signed into law, and its enactment marks only the beginning of a process that will take months, if not years, to fully develop. Many of the significant provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates, and will require regulatory action and rulemaking by federal regulatory authorities to either implement the standards set out in the legislation or adopt new standards. As a result, the full scope and effect of the Dodd-Frank Act on the U.S. financial system may not be known for several years, and the Corporation cannot predict the extent to which the business activities of the Corporation and the Bank could be affected by this legislation.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The table below includes certain information regarding Croghan’s repurchase of its common shares during the quarterly period ended September 30, 2010:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)

07/01/10 through 07/31/10	None	None	None	64,117

08/01/10 through 08/31/10	10,921	25.40	10,921	73,694

09/01/10 through 09/30/10	None	None	None	73,694

(1)	An extension of Croghan’s stock repurchase program commencing February 1, 2010 and ending August 1, 2010 was announced on January 28, 2010, which authorized up to 85,693 shares to be repurchased (with 10,759 shares purchased in the first quarter of 2010 and 10,817 shares purchased in the second quarter of 2010). Another extension of Croghan’s stock repurchase program was approved on July 13, 2010, authorizing up to 84,615 shares to be repurchased from August 1, 2010 to February 1, 2011, with 10,921 shares purchased on August 5, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  [RESERVED]
ITEM 5.  OTHER INFORMATION
Not applicable.
ITEM 6.  EXHIBITS

Exhibit
Number	Description and Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer (included with this filing)

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer (included with this filing)

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer (included with this filing)

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROGHAN BANCSHARES, INC.
Registrant

Date: October 27, 2010	By:	/s/ Rick M. Robertson
Rick M. Robertson, President and CEO (Principal Executive Officer)

Date: October 27, 2010	By:	/s/ Kendall W. Rieman
Kendall W. Rieman, Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Included with this filing

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Included with this filing