Form 10-K
period 2010-12-31
CROGHAN BANCSHARES INC
filed 2011-03-28
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
          (Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: The aggregate market value of the Registrant’s common shares, par value $12.50 per share, held by non-affiliates as of June 30, 2010, based on the closing price quoted on the OTC Bulletin Board on such date was $39,265,860.

The Registrant had 1,673,380 common shares, par value $12.50 per share, outstanding as of February 28, 2011.
This Annual Report on Form 10K contains 111 pages. The Exhibit Index is on pages 36 through 37 and also immediately preceding the filed exhibits on pages 32 through 34.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (the “2010 Annual Report to Shareholders”) are incorporated by reference into PART II of this Annual Report on Form 10-K.

2.	Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2011 (the “2011 Proxy Statement”) are incorporated by reference into PART III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Croghan Bancshares, Inc. (the “Corporation”), was organized under the laws of the State of Ohio on September 27, 1983, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As the result of a reorganization effective in 1984, the Corporation acquired all of the voting shares of The Croghan Colonial Bank (the “Bank”), an Ohio chartered bank organized in 1888. The Bank is the only subsidiary of the Corporation and substantially all of the Corporation’s operations are conducted through the Bank. The Bank has one wholly-owned insurance company subsidiary, Croghan Insurance Agency LLC (“Croghan Insurance”), which was organized on August 21, 2009 as an Ohio limited liability company for the purpose of allowing the Bank to participate in certain commission revenue generated through its third party insurance agreement. The principal offices of the Corporation, the Bank, and Croghan Insurance are located at 323 Croghan Street, Fremont, Ohio. The Bank operates ten Ohio branch offices, including one in Bellevue, one in Clyde, one in Custar, three in Fremont, one in Green Springs, one in Monroeville, one in Norwalk, and one in Port Clinton.
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
Through the Bank, the Corporation operates in one industry segment — the commercial banking industry. The Bank conducts a general banking business embracing the usual functions of commercial, retail, and savings banking, including time, savings, money market and demand deposits; commercial, industrial, agricultural, real estate, consumer installment and credit card lending; safe deposit box rental; automatic teller machines; trust department services; and other services tailored for individual customers. The Bank originates and services secured and unsecured loans to individuals, firms, and corporations. Direct loans are made to individuals and installment obligations are purchased from retailers, both with and without recourse. The Bank makes a variety of residential, industrial, commercial, and agricultural loans secured by real estate, including interim construction financing. Additionally, investment products bearing no Federal Deposit Insurance Corporation (“FDIC”) insurance are offered through the Bank’s Trust and Investment Services Division.
Interest and fees on loans are the Bank’s primary sources of income. The Bank’s principal expenses are interest paid on deposit accounts and borrowed funds, and personnel and operating costs. Operating results are dependent to a significant degree on the “net interest income” of the Bank, which is the difference between the interest income derived from its interest-earning assets, such as loans and securities, and the interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. Interest income and interest expense are significantly affected by general economic conditions and the policies of various regulatory authorities. See “EFFECTS OF GOVERNMENT MONETARY POLICY” on page 22 of this Annual Report on Form 10-K.
The Corporation’s only sources of funds are dividends and interest paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. See “DIVIDEND RESTRICTIONS” on page 22 of this Annual Report on Form 10-K.
As a bank holding company, the Corporation is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “FRB”). The deposits of the Bank are insured up to the applicable limits by the FDIC and, therefore, the Bank is subject to regulation, supervision, and examination by the FDIC. As a bank incorporated under the laws of the State of Ohio, the Bank is also subject to regulation, supervision, and examination by the Division of Financial Institutions of the Ohio Department of Commerce (the “Division”). See “REGULATION AND SUPERVISION” beginning on page 18, and “REGULATORY CAPITAL REQUIREMENTS” beginning on page 20 of this Annual Report on Form 10-K.
Because the Corporation’s activities have been limited primarily to holding the common shares of the Bank, the following discussion of operations focuses primarily on the business of the Bank. The following discussion encompasses only domestic operations since neither the Corporation nor the Bank have any foreign operations or foreign loans.

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K which are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “believes”, “anticipates”, “targets”, “plans”, “will”, “would”, “should”, “could”, and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such difference include, but are not limited to, the factors discussed under “ITEM 1A — RISK FACTORS” beginning on page 23 of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made and, except as required by law, the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to the Corporation or any person acting on its behalf are qualified by these cautionary statements.
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
The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	December 31,

	2010	2009	2008	2007	2006

		(Dollars in thousands)
Type of Loan: (1)
Commercial, financial, and agricultural (2)	$21,576	$27,311	$32,566	$38,057	$42,846
Real estate — mortgage	254,371	276,416	289,502	282,407	277,085
Real estate — construction	4,084	5,828	9,952	11,427	13,467
Consumer	10,676	12,333	14,843	15,838	21,111
Credit card and other	2,598	2,596	2,570	2,785	2,769

	$293,305	$324,484	$349,433	$350,514	$357,278

(1)	The Bank made no foreign loans in 2010, 2009, 2008, 2007, or 2006.

(2)	Lease financing receivables, included in commercial, financial, and agricultural, were $650,000 in 2010, $859,000 in 2009, $1,065,000 in 2008, $1,268,000 in 2007, and $1,721,000 in 2006.

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2010, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges after 2010:

	Maturing

		After one
	Within	but within	After
	one year	five years	five years	Total

		(Dollars in thousands)

Commercial, financial, and agricultural	$2,708	$11,439	$7,429	$21,576
Real estate — construction	2,028	998	1,058	4,084

Total	$4,736	$12,437	$8,487	$25,660

	Interest
	Sensitivity

	Fixed	Variable
	Rate	Rate

	(Dollars in thousands)

Due after one but within five years	$10,024	$2,413
Due after five years	1,802	6,685

	$11,826	$9,098

The above maturity information is based on the contract terms at December 31, 2010, and does not include any possible “rollover” at maturity date. In the normal course of business, the Bank considers and acts upon the borrower’s request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower’s credit history, the collateral securing the loan, and the purpose for such request.
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
At December 31, 2010, the Bank had $21,576,000, or 7.4% of total loans, invested in commercial, financial, and agricultural loans, of which none were considered nonperforming loans (i.e., those loans in nonaccrual status or past due 90 days or more).
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
Non-residential real estate lending is generally considered to involve a higher degree of risk than residential lending. Such risk is due primarily to the dependence of the borrower on the cash flow from the property to service the loan. If the cash flow from the property is reduced due to a downturn in the economy for example, or due to any other reason, the borrower’s ability to repay the loan may be impaired. To reduce such risk, the decision to underwrite a non-residential real estate loan is based primarily on the quality and characteristics of the income stream generated by the property and/or the business of the borrower. The Bank carefully evaluates the location of the real estate, the quality of the management operating the property, the debt service ratio, and appraisals supporting the property’s valuation. In addition, the Bank may obtain the personal guarantees of one or more of the principals of the borrower.
At December 31, 2010, the Bank had $140,103,000, or 47.8% of total loans, invested in non-residential real estate loans, a majority of which were secured by properties located in the Northwestern Ohio area. At December 31, 2010, the Bank had $1,832,000 of nonperforming loans of this type.
Residential Real Estate Loans. The Bank’s residential real estate loans have either fixed or adjustable interest rates (ARMs). Interest rates on ARMs adjust every six months or every five years based upon the Federal Home Loan Mortgage Company (FHLMC) 15 year rate, plus an additional margin, that is in effect at the time of the applicable rate change. The six-month ARMs typically have periodic adjustment caps of 0.5% and lifetime adjustment caps of 5%. The five-year ARMs typically have periodic adjustment caps of 1% and lifetime adjustment caps of 3%. The maximum amortization period for such loans is 30 years, although a 20-year term is the most common. The Bank does not engage in the practice of deeply discounting the initial rates on such loans, nor does the Bank engage in the practice of putting payment caps on loans which could lead to negative amortization. In addition to a five year balloon program, where the loan is retained and serviced by the Bank, loans are originated by the Bank and sold into the secondary market (e.g., to Freddie Mac). The Bank retains the servicing and related support functions on loans that are sold into the secondary market. The establishment of this arrangement allows the Bank to maintain its customer relationships by providing very competitive residential real estate loan offerings, while at the same time eliminating the risks associated with long-term fixed-rate mortgage loan financing.
The Bank limits the amount of each residential real estate loan in relationship to the appraised value of the real estate and improvements at the time of origination of a residential real estate loan. The maximum LTV on residential real estate loans made by the Bank is 90%, subject to certain exceptions.
The Bank’s residential real estate loans amounted to $114,268,000 at December 31, 2010, which represented 39.0% of total loans. At December 31, 2010, the Bank had $2,350,000 of nonperforming loans of this type.
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
Construction loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developed properties due to the effects that general economic conditions have on real estate developments, developers, managers, and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to accurately evaluate the LTVs and the total loan funds required to complete a project. In the event that a default or foreclosure on a construction or land development loan occurs, the Bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.
At December 31, 2010, the Bank’s construction loans amounted to $4,084,000, or 1.4% of total loans. At December 31, 2010, the Bank had $475,000 of nonperforming loans of this type.

Consumer Loans. The Bank makes a variety of consumer loans to individuals for family, household, and other personal expenditures. These loans often are made for the purpose of financing the purchase of vehicles, furniture, educational expenses, medical expenses, taxes, or vacation expenses. Consumer loans may be secured, other than by real estate, or unsecured, and generally require repayment on an installment repayment schedule.
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
At December 31, 2010, the Bank had $10,676,000, or 3.6% of total loans, invested in consumer loans, and $1,000 of which were nonperforming.
Credit Card and Other Loans. Credit card and other loans are made to individuals for personal expenditures and principally arise from bank credit cards. Such loans generally pose the most risk as they are most frequently unsecured.
At December 31, 2010, the Bank had $2,598,000, or 0.9% of total loans, invested in credit card and other loans, and $11,000 of which were nonperforming.
Loan Solicitation and Processing. The Bank’s loan originations are developed from a number of sources, including continuing business with depositors, borrowers, and, real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank’s lending staff, walk-in customers, director referrals, and loan participations purchased from other financial institutions.
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
Loan Origination and Other Fees. The Bank realizes loan origination fees and other fee income from its lending activities. The Bank also realizes income from late payment charges, application fees, and fees for other miscellaneous services. Loan origination fees and other fees realized by the Bank are a volatile source of income, and vary with the volume of lending, loan repayments and general economic conditions. Nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan.

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
Loans are placed into nonaccrual status when, in the opinion of management, full collection of principal and interest is unlikely. Under-collateralized loans are then fully or partially charged-off against the allowance for loan losses, and interest is recognized on a cash basis where future collections of principal are probable.
The following table presents information concerning the amount of loans which contain certain risk elements at the dates indicated:

	December 31,

	2010	2009	2008	2007	2006

		(Dollars in thousands)

Loans accounted for on a nonaccrual basis (1)	$4,127	$5,903	$1,845	$2,285	$3,795

Loans contractually past due 90 days or more as to principal or interest payments and still accruing interest (2)	586	45	334	237	716

Loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest because of a deterioration in the financial position of the borrower (3)	4,665	3,191	0	0	0

(1)	The amount of gross interest income that would have been recorded had all nonaccrual loans been current in accordance with their terms approximated $270,000 in 2010, $375,000 in 2009, $132,000 in 2008, $44,000 in 2007, and $305,000 in 2006. Actual interest included in interest income on these loans amounted to $36,000 in 2010, $33,000 in 2009, $39,000 in 2008, $176,000 in 2007, and none in 2006.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.
In addition to the loan amounts identified in the preceding table, there was $15,873,000 of potential problem loans at December 31, 2010. While these loans are all currently performing, management has some doubt about the ability of the borrowers to continue to comply with all of their present loan repayment terms. Management typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower’s financial statements indicates the borrowing entity does not generate sufficient operating cash flow to adequately service its debts.
The Bank’s loans are spread over a broad range of industrial classifications. As of December 31, 2010, the Bank had no significant concentrations of loans (i.e., greater that 10% of total loans) to borrowers engaged in the same or similar industries.
Allowance for Loan Losses. The Bank maintains an allowance for loan losses to provide for loans that might not be repaid. At December 31, 2010, the Bank’s allowance for loan losses totaled $4,955,000. To determine the adequacy of the allowance for loan losses, the Bank performs a detailed quarterly analysis that focuses on delinquency trends within each loan category (i.e., commercial, real estate, and consumer loans), the status of nonperforming loans (i.e., impaired, nonaccrual and restructured loans, and loans past due 90 days or more), current and historic trends of charged-off loans within each category, existing local and national economic conditions, and changes in the volume and mix within each loan category. Additionally, loans that are identified as impaired are individually evaluated and specific reserves provided to the extent the loan amount exceeds anticipated future cash flows, including cash flows from the sale of the underlying collateral.
Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for losses within the Bank’s portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. The regulatory agencies that periodically review the Bank’s allowance for loan losses may also require adjustments to the allowance or the charge-off of specific loans based upon the information available to them at the time of their examinations.

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for loan losses for such years:

	December 31,

	2010	2009	2008	2007	2006

		(Dollars in thousands)

Daily average amount of loans	$306,924	$334,648	$344,638	$347,445	$341,079

Allowance for loan losses at beginning of year	$4,433	$3,287	$3,358	$3,600	$3,624

Loan charge-offs:
Commercial, financial, and agricultural	(4)	(212)	(1,128)	(3)	(93)
Real estate — mortgage	(1,169)	(1,594)	(379)	(259)	(136)
Consumer	(97)	(141)	(152)	(182)	(335)
Credit card and other	(39)	(74)	(82)	(55)	(37)

	(1,309)	(2,021)	(1,741)	(499)	(601)

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	15	66	15	38	34
Real estate — mortgage	93	34	17	36	3
Consumer	42	57	74	70	146
Credit card and other	6	10	14	13	14

	156	167	120	157	197

Net charge-offs	(1,153)	(1,854)	(1,621)	(342)	(404)

Additions to allowance charged to expense	1,675	3,000	1,550	100	380

Allowance for loan losses at end of year	$4,955	$4,433	$3,287	$3,358	$3,600

Allowance for loan losses as a percent of year-end loans	1.69%	1.37%	.94%	.96%	1.01%

Ratio of net charge-offs during the year to average loans outstanding during the year	.38%	.56%	.47%	.10%	.12%

The amount of charge-offs and recoveries fluctuate from year to year due to factors relating to the condition of the general economy and specific business segments. With the exception of one commercial loan charge-off of $63,000 in 2006, the largest individual write-down in 2006 totaled $48,000 and the largest individual recovery totaled $14,000. During 2007 there were five real estate charge-offs exceeding $25,000 with the largest charge-off being $67,000 and the aggregate being $213,000, and one consumer loan charge-off of $28,000. Otherwise, there were no individual charge-offs or recoveries exceeding $25,000 during 2007. During 2008 there were four commercial loan charge-offs exceeding $25,000 with the two largest being $495,000 and $490,000, both related to the same borrower, and the aggregate being $1,098,000; four real estate charge-offs exceeding $25,000 with the largest charge-off being $31,000 and the aggregate being $110,000; and one consumer loan charge-off of $29,000. There were no other individual charge-offs or recoveries exceeding $25,000 during 2008. During 2009 there were no commercial loan charge-offs exceeding $25,000; however, there was one recovery that totaled $34,000 that was recovered from a commercial loan that was charged off in 2008. Also during 2009, there were 15 real estate loan charge-offs individually exceeding $25,000 with the largest being $518,000, and others including $253,000, $224,000, and $178,000. There were no individual recoveries over $25,000 in the real estate loan category during 2009. There were also two consumer loan charge-offs that individually exceeded $25,000 during 2009 with the largest being $31,000. During 2010 there were no commercial loan charge-offs or recoveries exceeding $25,000. Also during 2010, there were 11 real estate loan charge-offs individually exceeding $25,000 with the largest being $273,000, and others including $180,000, $138,000, and $85,000. There were two individual recoveries over $25,000 in the real estate loan category during 2010. There were no consumer loan charge-offs or recoveries that individually exceeded $25,000 during 2010. There was no lease financing charge-offs or recoveries in any of the years presented.

The Corporation recognized a provision for loan losses of $1,675,000 for the year ended December 31, 2010. The decrease in the provision for loan losses in 2010, as compared to 2009, was due to both a decrease in the level of net loan charge-offs in 2010, as compared to 2009, and a decrease in the level of potential problem and nonperforming loans at December 31, 2010, as compared to December 31, 2009. The Bank experienced decreased levels of net loan charge-offs within all areas of its loan portfolio throughout 2010, which resulted in overall decrease in charge-offs in 2010 of $701,000. The Bank will continue to monitor the credit quality of its entire loan portfolio to maintain the allowance for loan losses at an appropriate level.
The following table allocates the allowance for loan losses for the periods indicated to each loan category. The allowance has been allocated to the categories of loans noted according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred based on specific credit analyses:

	December 31, 2010		December 31, 2009

		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans

	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial, and agricultural	$542	7.4%	$526	8.4%
Real estate — mortgage	3,906	86.7%	3,649	85.2%
Real estate — construction	347	1.4%	72	1.8%
Consumer	85	3.6%	115	3.8%
Credit card and other	75	.9%	71	.8%

	$4,955	100.0%	$4,433	100.0%

	December 31, 2008		December 31, 2007

		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans

	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial, and agricultural	$200	9.3%	$413	10.9%
Real estate — mortgage	2,536	82.9%	2,528	80.5%
Real estate — construction	291	2.8%	35	3.3%
Consumer	196	4.3%	303	4.5%
Credit card and other	64	.7%	79	.8%

	$3,287	100.0%	$3,358	100.0%

	December 31, 2006

		Percentage
		of loans to
	Allowance	total loans

	(Dollars in thousands)

Commercial, financial, and agricultural	$770	12.0%
Real estate — mortgage	2,349	77.5%
Real estate — construction	41	3.8%
Consumer	362	5.9%
Credit card and other	78	.8%

	$3,600	100.0%

The Bank increased its allowance for loan losses to $4,955,000 at December 31, 2010 from $4,433,000 at December 31, 2009. There were specific reserves of $964,000 on individual credits at December 31, 2010. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance.

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
The following sets forth the carrying amount of securities at December 31, 2010, 2009, and 2008:

	December 31,

	2010	2009	2008

	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations (1)	$83,006	$66,729	$46,481
Obligations of states and political subdivisions (2)	56,923	38,713	21,917
Other securities (2)	4,694	4,696	4,583

	$144,623	$110,138	$72,981

(1)	There were no holdings of U.S. Treasury securities at December 31, 2010, 2009, or 2008.

(2)	There were no securities of any single “issuer” where the aggregate carrying amount of such securities exceeded ten percent of stockholders’ equity.
The following sets forth the maturities of securities at December 31, 2010 and the weighted average yields of such securities:

	Maturing

			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

				(Dollars in thousands)

Obligations of U.S. Government agencies and corporations	$—	—%	$4,805	2.75%	$10,555	4.15%	$67,646	4.11%
Obligations of states and political subdivisions (1)	3,939	2.52%	11,841	3.45%	18,193	3.58%	22,950	3.99%
Other securities (2)	500	6.24%	—	—	—	—	—	—

	$4,439	2.94%	$16,646	3.25%	$28,748	3.79%	$90,596	4.08%

(1)	Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

(2)	Excludes equity investments of $4,194,000 which have no stated maturity.
DEPOSITS AND BORROWINGS
General. Deposits have traditionally been the Bank’s primary funding source for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest and principal repayments on loans and income from other earning assets. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate in response to economic conditions and interest rates. The Bank has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs. At December 31, 2010, the Bank did not have any federal funds purchased, out of the $17,000,000 available under such lines of credit.
The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2010, the Bank had $20,989,000 in retail repurchase agreements.

Neither the Corporation nor the Bank had any capital lease obligations as of December 31, 2010. The Bank had future operating lease obligations totaling $316,000 at December 31, 2010 related to the following lease arrangements: the Port Clinton banking center located in a retail supermarket in the Knollcrest Shopping Center, and an ATM site north of Fremont. Additionally, the Bank had various future operating lease obligations aggregating $140,000, at December 31, 2010, for photocopying and mail processing equipment.
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
The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits for 2010, 2009, and 2008 in the following table:

	2010		2009		2008

	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid

			(Dollars in thousands)

Non-interest bearing demand deposits	$57,537	—	$52,480	—	$49,398	—
Interest-bearing demand deposits	60,180	.07%	52,625	.08%	57,195	.63%
Savings, including Money Market, deposits	113,573	.51%	98,197	.50%	100,016	1.02%
Time deposits	143,955	2.16%	154,890	2.78%	150,059	3.57%

Total	$375,245		$358,192		$356,668

Maturities of time deposits of $100,000 or more outstanding at December 31, 2010 were as follows (dollars in thousands):

3 months or less	$10,560
Over 3 through 6 months	8,326
Over 6 through 12 months	9,980
Over 12 months	11,783

Total	$40,649

Borrowings. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds as needed to meet daily liquidity needs. As a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) since 1993, the Bank is authorized to obtain advances from the FHLB provided certain credit standards are met. The Bank had $25,500,000 in FHLB advances outstanding at December 31, 2010, and had an additional borrowing capacity of $65,937,000.
The following table sets forth the maximum month-end balance for the Bank’s outstanding short-term borrowings (i.e., federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest rates, for 2010, 2009, and 2008:

	2010	2009	2008

	(Dollars in thousands)

Balance at year-end	$20,989	$16,375	$17,351

Maximum balance at any month-end during the period	25,906	23,404	17,351

Average balance	20,002	13,482	11,294

Weighted average interest rate	.24%	.39%	1.75%

The following sets forth the maximum month-end balance for the Bank’s outstanding long-term borrowings (i.e., FHLB advances), along with the average aggregate balance and weighted average interest rates, for 2010, 2009, and 2008:

	2010	2009	2008

	(Dollars in thousands)

Balance at year-end	$25,500	$35,500	$39,500

Maximum balance at any month-end during the period	35,500	39,500	39,500

Average balance	34,815	37,089	29,992

Weighted average interest rate	3.76%	3.72%	4.06%
ASSET/LIABILITY MANAGEMENT
The Bank’s earnings are highly dependent upon its net interest income, which is the difference between the interest income derived from interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, consisting of deposits and borrowings. Interest rate risk is one of the Bank’s most significant financial exposures. This risk, which is common to the financial institution sector, is an integral part of the Bank’s operations and impacts the rate-pricing strategies for essentially all of the Bank’s loan and deposit products.
The Bank monitors its interest rate risk through a sensitivity analysis, which strives to measure potential changes in future earnings and the fair values of its financial instruments that could result from hypothetical changes in interest rates. The first step in this analysis is to estimate the expected cash flows from the Bank’s financial instruments using the interest rates in effect at December 31, 2010. To arrive at fair value estimates, the cash flows from the Bank’s financial instruments are discounted to their approximated present values. Hypothetical changes in interest rates are applied to those financial instruments, and the cash flows and fair value estimates are then simulated. When calculating the net interest income estimations, hypothetical rates are applied to the financial instruments based upon the assumed cash flows. The Bank applies interest rate “shocks” to its financial instruments of 100, 200, 300, and 400 basis points (1%, 2%, 3%, and 4%) up and down for its net interest income, and 200 basis points (2%) up and down for the value of its equity. However, because interest rates were below 1.0% at December 31, 2010, the sensitivity analysis could not be performed with respect to a negative 100, 200, 300, and 400 basis point change in market rates.
The following table presents the potential sensitivity in the Bank’s annual net interest income to 100, 200, 300, and 400 basis-point changes in market interest rates and the potential sensitivity in the present value of the Bank’s equity if a sudden and sustained 200 basis-point change in market interest rates occurred (dollars in thousands):

	December 31, 2010
	Change in Dollars ($)	Change in Percent (%)

Annual Net Interest Income Impact
For a Change of +100 Basis Points	352	.9
For a Change of - 100 Basis Points	N/A	N/A
For a Change of +200 Basis Points	914	2.6
For a Change of - 200 Basis Points	N/A	N/A
For a Change of +300 Basis Points	1,648	4.6
For a Change of - 300 Basis Points	N/A	N/A
For a Change of +400 Basis Points	2,263	6.3
For a Change of - 400 Basis Points	N/A	N/A

For a Change of +200 Basis Points	(5,218)	(8.7)
For a Change of - 200 Basis Points	N/A	N/A
The preceding analysis encompasses the use of a variety of assumptions, including the relative levels of market interest rates, loan prepayments, and the possible reaction of depositors to changes in interest rates. The analysis simulates possible outcomes and should not be relied upon as being indicative of actual results. Additionally, the analysis does not necessarily contemplate all of the actions that the Bank could undertake in response to changes in market interest rates. For example, the Bank could enter into derivatives or swaps, which are not included in the model.

The following table sets forth, for the years ended December 31, 2010, 2009, and 2008, the distribution of assets, liabilities and stockholders’ equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

	2010			2009			2008

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

				(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1) (2)	306,923	18,157	5.92%	334,648	20,305	6.07%	344,638	22,677	6.58%
Taxable securities	76,954	2,855	3.71%	54,293	2,531	4.66%	45,239	2,271	5.02%
Non-taxable securities (3)	46,831	1,703	3.64%	27,844	1,064	3.82%	20,910	797	3.81%
Federal funds sold	—	—	—	—	—	—	2,245	71	3.16%
Interest-earning deposits	9,912	24	.24%	10,072	26	.26%	3,116	76	2.44%

Total interest-earning assets (4)	440,620	22,739	5.16%	426,857	23,926	5.61%	416,148	25,892	6.22%

Non-interest-earning assets:
Cash and due from banks	16,579			13,338			10,549
Unrealized gains (losses) on securities	2,600			1,418			245
Bank premises and equipment, net	6,801			7,157			7,471
Other assets	28,456			23,219			24,012
Less allowance for loan losses	(4,858)			(3,819)			(3,139)

Total	$490,198	$22,739		$468,170	$23,926		$455,286	$25,892

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	173,754	621	.36%	150,822	529	.35%	157,211	1,384	.88%
Time Deposits	143,955	3,107	2.16%	154,890	4,313	2.78%	150,059	5,359	3.57%
Federal funds purchased and securities sold under repurchase agreements	20,002	47	.23%	13,482	53	.39%	11,294	198	1.75%
Borrowed funds	34,815	1,310	3.76%	37,089	1,380	3.72%	29,992	1,219	4.06%

Total interest-bearing liabilities	372,526	5,085	1.37%	356,283	6,275	1.76%	348,556	8,160	2.34%

Non-interest-bearing liabilities:
Demand deposits	57,537			52,480			49,398
Other liabilities	2,886			3,512			3,512

Total non-interest-bearing liabilities	60,423			55,992			52,910

Stockholders’ equity:
Stockholders’ equity	54,649			54,477			53,575
Unrealized gains (losses) on securities	2,600			1,418			245

Total stockholders’ equity	57,249			55,895			53,820

Total	$490,198	$5,085		$468,170	$6,275		$455,286	$8,160

Net interest income		$17,654			$17,651			$17,732

Net yield on interest-earning assets			4.01%			4.14%			4.26%

(1)	Included in loan interest income are loan fees of $391,000 in 2010, $498,000 in 2009, and $445,000 in 2008.

(2)	Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.

(3)	Interest and yield for non-taxable securities have not been tax-effected for the 34% exception for federal income taxes.

(4)	Excludes unrealized gains (losses) on taxable and non-taxable securities.

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

	2010 compared to 2009			2009 compared to 2008
	Increase (decrease)			Increase (decrease)
	due to volume/rate (1)			due to volume/rate (1)

	Volume	Rate	Net	Volume	Rate	Net

			(Dollars in thousands)

Interest income:
Loans receivable	$(1,650)	(498)	(2,148)	$(643)	(1,729)	(2,372)
Taxable securities	912	(588)	324	431	(171)	260
Non-taxable securities	693	(54)	639	265	2	267
Federal funds sold	0	0	0	(36)	(35)	(71)
Interest-earning deposits	0	(2)	(2)	61	(111)	(50)

Total interest-earning assets	(45)	(1,142)	(1,187)	78	(2,044)	(1,966)

Interest expense:
Savings, NOW, and Money Market deposits	82	10	92	(54)	(801)	(855)
Time deposits	(288)	(918)	(1,206)	168	(1,214)	(1,046)
Federal funds purchased and securities sold under repurchase agreements	20	(26)	(6)	32	(177)	(145)
Borrowed funds	(85)	15	(70)	270	(109)	161

Total interest-bearing liabilities	(271)	(919)	(1,190)	416	(2,301)	(1,885)

Net interest income	$226	(223)	3	$(338)	257	(81)

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.
The ratio of net income to daily average total assets and average stockholders’ equity, and certain other ratios, for the periods noted are as follows:

	Year ended December 31,

	2010	2009	2008
Percentage of net income to:
Average total assets	.82%	.66%	.96%
Average stockholders’ equity	7.03%	5.56%	8.09%

Percentage of cash dividends declared per common share to net income per common share	53.70%	70.83%	50.87%

Percentage of average stockholders’ equity to average total assets	11.68%	11.94%	11.82%

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
SUBSIDIARY ACTIVITIES
The Corporation’s only subsidiary is the Bank. The Bank’s only subsidiary is Croghan Insurance, which engages in activities related to the sale of insurance and, as a licensed insurance agency, receives commissions from insurance sales.
EMPLOYEES
As of December 31, 2010, the Corporation and its subsidiaries employed 140 full-time employees and 26 part-time employees. The Corporation and its subsidiaries believe that relations with its employees are excellent. The Corporation and its subsidiaries provide a variety of benefits to full-time employees, including health, disability, and life insurance benefits.
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

As an Ohio-chartered bank, the Bank is further subject to regulation, supervision, and examination by the Division. Chapter 1109 of the Ohio Revised Code imposes limitations on the amount of certain types of loans and other investments that an Ohio-chartered bank is permitted to make. In addition, the aggregate amount that an Ohio-chartered bank can lend to any one borrower is limited by Ohio law to an amount equal to 15% of the institution’s unimpaired capital. An Ohio-chartered bank may lend to one borrower an additional amount not to exceed 10% of the institution’s unimpaired capital, if the additional amount is fully secured by certain forms of “readily marketable collateral.” Real estate is not considered “readily marketable collateral.”
The Division conducts periodic examinations of the Bank, often times on a joint basis with the FRB examiners. The Division may initiate certain supervisory measures or formal enforcement actions against an Ohio-chartered bank. Ultimately, if the grounds provided by law exist, the Division may place an Ohio-chartered bank in conservatorship or receivership. Any mergers, acquisitions, or changes of control involving an Ohio-chartered bank must be approved by the Division.
In addition to Ohio laws relating to banks, the Bank is subject to the Ohio general corporation law to the extent such law does not conflict with the laws specifically governing banks.
Croghan Insurance, the Bank’s wholly-owned insurance agency subsidiary, is also subject to the insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports, and impose business conduct rules.
The Bank is also a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB. The FRB issues regulations governing the operations of state member banks, examines state member banks, and may initiate enforcement actions against state member banks and certain persons affiliated with them for violations of laws and regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the FRB may appoint a conservator or a receiver for a state member bank.
Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W restrict transactions by banks and their subsidiaries with their affiliates. Generally, Sections 23A and 23B and Regulation W: (a) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus (i.e., tangible capital); (b) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to 20% of the bank’s capital stock and surplus; and (c) require that all such covered transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate. The term “covered transactions” includes the making of loans, the purchase of assets, the issuance of a guarantee, and other similar types of transactions.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted into law on July 21, 2010. The Dodd-Frank Act is expected to significantly change the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on the Corporation will not be known for months and even years.
The following changes that will be implemented pursuant to the Dodd-Frank Act may have an effect on the Corporation’s business:
•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer constitute Tier I capital;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts will be eliminated effective in July 2011;

•	the standard maximum amount of deposit insurance per customer is permanently increased to $250,000 and non-interest-bearing transaction accounts will have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums will be expanded to include liabilities other than just deposits; and

•	new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation, and to consider the independence of compensation advisers.
Many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making by federal regulators. While the ultimate effect of the Dodd-Frank Act on the Corporation cannot yet be determined, the law is likely to increase compliance costs and fees paid to regulators, along with possible restrictions on the operations of the Corporation.
REGULATORY CAPITAL REQUIREMENTS
The FRB has adopted risk-based capital guidelines for bank holding companies, such as the Corporation, and for state member banks, such as the Bank. Bank holding companies and state member banks must maintain adequate consolidated capital to meet the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) (the “Total Risk-Based Ratio”) of 8%. At least half of the minimum-required Total Risk-Based Ratio (4%) must be composed of “Tier 1” capital, which consists of common stockholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries, and a limited amount of perpetual preferred stock and qualified trust preferred securities, less goodwill and certain other intangibles. The remainder of total risk-based capital (commonly referred to as “Tier 2” risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowances, and net unrealized gains on certain available-for-sale securities, all subject to limitations established by the guidelines.
Under the guidelines, capital is compared to the relative risk of the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50% and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
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

The following sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio, and Leverage Ratio for the Corporation and the Bank at December 31, 2010:

	At December 31, 2010

	Corporation		Bank

	Amount	Percent	Amount	Percent

		(Dollars in thousands)

Tier 1 risk-based	$45,444	14.1%	$40,039	12.5%
Minimum capital requirement	12,871	4.0	12,857	4.0

Excess	$32,573	10.1%	$27,182	8.5%

Total risk-based	$49,483	15.4%	$46,078	14.3%
Minimum capital requirement	25,741	8.0	25,713	8.0

Excess	$23,742	7.4%	$20,365	6.3%

Leverage ratio	$45,444	9.3%	$40,039	8.2%
Minimum capital requirement	19,621	4.0	19,607	4.0

Excess	$25,823	5.3%	$20,432	4.2%

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
The Bank’s capital levels at December 31, 2010 met the standards for the highest level, a “well capitalized” institution.

DIVIDEND RESTRICTIONS
The ability of the Corporation to obtain funds for the payment of dividends on its common shares is largely dependent on the amount of dividends which may be declared and paid by the Bank to the Corporation. However, the FRB expects the Corporation to serve as a source of strength to the Bank, which may require the Corporation to retain capital for further investment in the Bank, rather than pay dividends to the Corporation’s shareholders. The ability of the Bank to pay dividends to the Corporation is subject to various legal limitations and to prudent and sound banking principles. Generally, the Bank may declare a dividend without the approval of the Division, unless the total dividends in a calendar year exceed the total of its net profits for the year plus its retained profits for the preceding two years, less required transfers to surplus. However, the Bank is prohibited from paying dividends out of its surplus if, after paying such dividends, it would fail to meet the required minimum Total Risk-Based Ratio requirements and minimum Leverage Ratio requirements under the FRB guidelines.
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
FRB RESERVE REQUIREMENTS
For 2011, FRB regulations require depository institutions to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to and including $58,800,000 (subject to an exemption for the first $10,700,000 of net transaction accounts), and of 10% of net transaction accounts in excess of $58,800,000.
EFFECTS OF GOVERNMENT MONETARY POLICY
The earnings of the Bank are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the FRB regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings, and setting reserve requirements against member and nonmember bank deposits. FRB monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including the Bank, and are expected to continue to do so in the future.
SEC REGULATION
The Corporation is subject to the jurisdiction of the SEC and certain state securities authorities relating to the offering and sale of the Corporation’s securities. The Corporation is subject to the registration, reporting, and other regulatory requirements of the Securities Act of 1933, as amended, the Exchange Act, and the rules adopted by the SEC under those Acts.
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
The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. The Sarbanes-Oxley Act and the rules adopted by the SEC and securities exchanges thereunder include very specific additional disclosure requirements and corporate governance rules. Among other matters, the Sarbanes-Oxley Act and the rules adopted thereunder address: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding loans by insured depository institutions that are subject to the insider lending restrictions of the Federal Reserve Act); expedited filing requirements for stock transaction reports by officers and directors; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of the securities laws.

EFFECT OF ENVIRONMENTAL REGULATION
Compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings, or competitive position of the Corporation or the Bank. The Corporation believes the nature of the operations of the Bank has little, if any, environmental impact. The Corporation, therefore, does not anticipate any material capital expenditures for environmental control facilities for the foreseeable future. The Corporation believes that its primary exposure to environmental risk is through the lending activities of the Bank. In the event management believes there exists a potential environmental risk, the Bank attempts to mitigate the potential risk by requiring environmental site assessments at the time the loan is originated. In addition, the Bank typically requires an environmental assessment prior to any foreclosure of non-residential real estate collateral.
ITEM 1A. Risk Factors
Set forth below is a description of risk factors related to the Corporation’s business, provided to enable investors to assess, and be appropriately apprised of, certain risks and uncertainties the Corporation faces in conducting its business. An investor should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect the Corporation’s business, results of operations, or financial condition. The risks and uncertainties discussed below are also applicable to forward-looking statements contained in this report and in other reports filed by the Corporation with the Securities and Exchange Commission. Given these risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements.
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
Our success depends, to a significant extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, change in interest rates, money supply, and other factors beyond our control may adversely affect our asset quality, deposit levels, and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, further decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, a substantial portion of our loans are to individuals and businesses located in Northwest Ohio. Consequently, a significant continued decline in the economy of this market area could have a materially adverse effect on our financial condition and results of operations.

We may be adversely affected by current conditions in the capital and credit markets, and economic conditions in general.
As a consequence of current economic conditions, businesses across a wide range of industries face serious difficulties due to the lack of consumer spending and the lack of liquidity in the global credit markets. Unemployment has also increased significantly. A sustained weakness or weakening in business and economic conditions generally or specifically in the markets in which we do business could adversely affect us by, among other things, decreasing the demand for loans and other products and services that we offer, causing impairment of certain intangible assets such as goodwill, and increasing the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to us.
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
The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. The costs of resolving bank failures have increased during the last few years and decreased the Deposit Insurance Fund. The FDIC collected a special assessment in 2009 to replenish the Deposit Insurance Fund and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, deposit insurance premiums may also increase.
We may not be able to pay dividends in the future in accordance with past practice.
The ability of the Bank to pay dividends to the Corporation is subject to various legal limitations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without the approval of the Division, unless the total dividends in a calendar year exceed the total of the Bank’s net profits for the year combined with the Bank’s retained profits of the two preceding years. In the event that the Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our common shares. Our failure to pay dividends on our common shares could, in turn, have a material adverse effect on the market price of our common shares.
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
The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our business. The Bank is subject to extensive regulation, supervision, and examination by the Division and the FRB. As a holding company, the Corporation is also subject to regulation and oversight by the FRB. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. Such laws and regulations can at times impose significant limitations on our operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the adequacy of an institution’s allowance for loan losses. In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Most recently, the federal government has intervened on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by Congress and regulations promulgated by the federal banking regulators subject us, and other financial institutions, to additional restrictions, oversight or costs that may have an impact on our business, results of operations, or the trading price of our common shares.
The Dodd-Frank Act was signed into law on July 21, 2010, and, although it became generally effective in July 2010, many of its provisions have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, could result in a number of adverse impacts on the Corporation and the Bank. The levels of capital and liquidity with which we must operate may be subject to more stringent capital requirements. In addition, we may be subjected to higher deposit insurance premiums to the FDIC. We may also be subject to additional regulations under the newly established Bureau of Consumer Financial Protection which was given broad authority to implement new consumer protection regulations. These and other provisions of the Dodd-Frank Act may place significant additional costs on us, impede our growth opportunities and place us at a competitive disadvantage. Additional information pertaining to the impact that the Dodd-Frank Act could have on the Corporation and the Bank is contained in the section entitled “REGULATION AND SUPERVISION” under Item 1 of this Annual Report on Form 10-K.
In addition, effective July 2011, the Dodd-Frank Act eliminates the federal law prohibition on the payment of interest on commercial demand deposit accounts. Depending on competitive responses, this change to a long-standing law could have a material adverse effect on the Bank.
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
The ability to sell our common shares or purchase additional common shares largely depends upon the existence of an active market for our common shares. Although our common shares are quoted on the OTC Bulletin Board, they are not listed on any securities exchange and the volume of trading of our common shares has been limited historically. As a result, it may be difficult to sell or purchase our common shares at the volume, time, and price that is desired. In addition, a fair valuation of the purchase or sales price of our common shares also depends upon an active trading market, and thus the price received for a thinly traded stock, such as our common shares, may not reflect its true value.
The preparation of our financial statements requires the use of estimates that may vary from actual results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates that affect the financial statements. Our most critical estimate is the level of the allowance for loan losses. Because of the inherent nature of this estimate, we cannot provide complete assurance that we will not be required to charge earnings for significant unexpected loan losses. For additional information on this estimate, refer to the Notes to the Consolidated Financial Statements included in our 2010 Annual Report to Shareholders.

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
As part of our financial institution business, we collect, process, and retain sensitive and confidential client and customer information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us. Any security breach involving confidential client or customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, or disrupt operations, and have a material adverse effect on our business.

ITEM 1B. Unresolved Staff Comments
Not applicable.
ITEM 2. Properties
The Corporation neither owns nor leases any properties. The principal offices of the Corporation, the Bank, and Croghan Insurance are located at 323 Croghan Street, Fremont, Ohio. In addition, the Bank operates ten banking centers, including one in Bellevue, one in Clyde, one in Custar, three in Fremont, one in Green Springs, one in Monroeville, one in Norwalk, and one in Port Clinton, Ohio. The Bank’s operations center is also located in Fremont, Ohio. With the exception of the Port Clinton banking center and an ATM site north of Fremont, which are leased, all premises are owned by the Bank.
ITEM 3. Legal Proceedings
Management is aware of no pending legal proceedings to which the Corporation, the Bank, or Croghan Insurance is a party or of which any of their property is subject, other than ordinary routine litigation to which the Bank is a party incidental to its banking business. The Corporation considers none of those proceedings to be material. Similarly, management is aware of no material proceedings involving the Corporation, the Bank, or Croghan Insurance that are contemplated by any governmental authority.
ITEM 4. [Removed and Reserved]

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and
Issuer Purchases of Equity Securities
The Corporation’s common shares are quoted on the OTC Bulletin Board under the symbol “CHBH”. The other information required by Items 201(a), 201(b) and 201(c) of SEC Regulation S-K is contained in (a) Financial Statement Note 17, captioned “REGULATORY MATTERS,” on pages 44 through 45 of the 2010 Annual Report to Shareholders, (b) the section captioned “DIVIDEND RESTRICTIONS”, in Item 1 of Part 1 of this Annual Report on Form 10-K, and (c) the section captioned “MARKET PRICE AND DIVIDENDS ON COMMON SHARES” on page 4 of the 2010 Annual Report to Shareholders, and each of (a), (b) and (c) is incorporated herein by reference.
The table below includes certain information regarding the Corporation’s purchase of its common shares during the quarterly period ended December 31, 2010:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)

10/01/10 through 10/31/10	None	None	None	73,694

11/01/10 through 11/30/10	5,000	$25.50	5,000	68,694

12/01/10 through 12/31/10	None	None	None	68,694

Total	5,000	$25.50	5,000	68,694

(1)	A stock buy-back program commencing August 1, 2010 and ending on February 1, 2011 was announced on July 13, 2010 in which up to 84,615 shares may be repurchased (with 5,000 shares purchased on November 18, 2010).
ITEM 6. Selected Financial Data
The information required by this Item 6 is contained under the caption “FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA” on page 5 of the 2010 Annual Report to Shareholders and is incorporated herein by reference.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
The information required by this Item 7 is contained under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 6 through 19 of the 2010 Annual Report to Shareholders and is incorporated herein by reference.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this Item 7A is contained in the discussion of interest rate sensitivity included in the section captioned “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — INTEREST RATE RISK” on page 17 of the 2010 Annual Report to Shareholders and is incorporated herein by reference. In addition, discussions of the Corporation’s contractual obligations, contingent liabilities and commitments, and off-balance sheet arrangements is included in the section captioned “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS” on page 18 of the 2010 Annual Report to Shareholders, and in Financial Statement Note 16, captioned “FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” on page 43 of the 2010 Annual Report to Shareholders, and both are incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data
The following consolidated financial statements (and reports thereon) are set forth on pages 21 through 52 of the 2010 Annual Report to Shareholders and are incorporated herein by reference:
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets — December 31, 2010 and 2009
     Consolidated Statements of Operations — Years ended December 31, 2010, 2009, and 2008
     Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2010, 2009, and 2008
     Consolidated Statements of Cash Flows — Years ended December 31, 2010, 2009, and 2008
     Notes to Consolidated Financial Statements
ITEM 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
Not applicable
ITEM 9A. Controls and Procedures
Evaluation of Controls and Procedures. With the participation of the Corporation’s principal executive officer and principal financial officer, the Corporation’s management has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that:
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
Management’s Annual Report on Internal Control Over Financial Reporting. The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” included on page 20 of the 2010 Annual Report to Shareholders is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
ITEM 9B. Other Information
None

PART III
ITEM 10. Directors, Executive Officers, and Corporate Governance
Directors and Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of the Corporation and the nominees for election as directors of the Corporation at the Annual Meeting of Shareholders to be held on May 10, 2011 (the “2011 Annual Meeting”) is incorporated herein by reference from the disclosure included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS” in the 2011 Proxy Statement. The information required by Item 401 of SEC Regulation S-K concerning the executive officers of the Corporation is incorporated herein by reference from the disclosure included under the caption “EXECUTIVE OFFICERS” in the 2011 Proxy Statement.
Compliance With Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the 2011 Proxy Statement.
Nominating Procedures for Directors
The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE — Director Nominations” in the 2011 Proxy Statement.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD — Audit Committee” in the 2011 Proxy Statement.
Code of Ethics
The Corporation has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that is applicable to all employees of the Corporation and the Bank, including the Corporation’s principal executive officer and principal financial officer. The Code of Ethics is included in Exhibit 14 to this Annual Report on Form 10-K.
ITEM 11. Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the disclosure included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation of Directors” and “COMPENSATION OF EXECUTIVE OFFICERS” in the 2011 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
Beneficial Ownership Information
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2011 Proxy Statement.
Equity Plan Information
The Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (the “Plan”) was previously approved by the Corporation’s shareholders at the 2002 Annual Meeting. The Plan permits the Corporation to award stock options and/or stock appreciation rights to directors and managerial and other key employees of the Corporation. Pursuant to the Plan, a total of 190,951 common shares may be offered and sold by the Corporation to award recipients. As of the date of this Annual Report on Form 10-K, no awards had been granted under the Plan.
The following table provides certain information regarding the Corporation’s equity compensation plans as of December 31, 2010.

	(a)	(b)	(c)

Plan Category	Number of securities to be	Weighted-average exercise	Number of securities remaining
	issued upon exercise of	price of outstanding options,	available for future issuance under
	outstanding options, warrants,	warrants, and rights	equity compensation plans
	and rights		(excluding securities reflected
in column (a))

Equity compensation plans approved by security holders	0	0	190,951 (2)

Equity compensation plans not approved by security holders (1)	—	—	—

	___	___	______
Total	0	0	190,951 (2)

(1)	The Corporation has no equity compensation plans that have not been approved by the Corporation’s shareholders.

(2)	The Plan also permits the Corporation to offer and sell to award recipients an indeterminate number of additional common shares that may become issuable pursuant to the anti-dilution provisions of the Plan.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE — Related Party Transactions” in the 2011 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE — Director Independence” in the 2011 Proxy Statement.
ITEM 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference from the disclosure included under the caption “PROPOSAL 2 — RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the 2011 Proxy Statement.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements (and reports thereon) are set forth on pages 21 through 52 of the Corporation’s 2010 Annual Report to Shareholders (included as Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets — December 31, 2010 and 2009
     Consolidated Statements of Operations — Years ended December 31, 2010, 2009, and 2008
     Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2010, 2009, and 2008
     Consolidated Statements of Cash Flows — Years ended December 31, 2010, 2009, and 2008
     Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the consolidated financial statements, or in the notes thereto.
(a)(3) Exhibits
The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K:

Exhibit
Number	Description	Location

3.1(a)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.1(b)	Certificate of Amendment to Articles of Incorporation of Croghan Bancshares, Inc. as filed with the Ohio Secretary of State on May 12, 2006	Incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20159)

3.2	Amended and Restated Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

Exhibit
Number	Description	Location

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included in this filing

*10.1	Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-20159)

*10.2	Executive Supplemental Death Benefit Agreement	Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

*10.3(a)	Retirement Agreement and General Release, dated as of December 14, 2009, between Croghan Bancshares, Inc. and Steven C. Futrell	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-20159)

*10.3(b)	Amendment to Retirement Agreement and General Release, dated as of August 31, 2010, between Croghan Bancshares, Inc. and Steven C. Futrell	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 7, 2010 (File No. 0-20159)

*10.4	Employment Agreement, dated as of November 9, 2010, between The Croghan Colonial Bank and Rick M. Robertson	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2010 (File No. 0-20159)

*10.5	Form of Incentive Stock Option Award Agreement to be used in connection with grants under the Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Included with this filing

Exhibit
Number	Description	Location

13	2010 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Included with this filing

21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Registered Public Accounting Firm	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Included with this filing

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer	Included with this filing

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROGHAN BANCSHARES, INC.
Date: March 15, 2011	/s/ Rick M. Robertson
Rick M. Robertson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:

Signature	Title(s)

/s/ Rick M. Robertson Rick M. Robertson	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Kendall W. Rieman Kendall W. Rieman	Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Michael D. Allen Sr. Michael D. Allen Sr.	Director

/s/ James E. Bowlus James E. Bowlus	Director

/s/ James R. Faist James R. Faist	Director

/s/ Claire F. Johansen Claire F. Johansen	Director

/s/ Stephen A. Kemper Stephen A. Kemper	Director

/s/ Daniel W. Lease Daniel W. Lease	Director

/s/ Thomas W. McLaughlin Thomas W. McLaughlin	Director

/s/ Allan E. Mehlow Allan E. Mehlow	Director

/s/ Gary L. Zimmerman Gary L. Zimmerman	Director
Date: March 15, 2011

EXHIBIT INDEX

Exhibit
Number	Description	Location

3.1(a)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.1(b)	Certificate of Amendment to Articles of Incorporation of Croghan Bancshares, Inc. as filed with the Ohio Secretary of State on May 12, 2006	Incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20159)

3.2	Amended and Restated Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long- term debt	Included with this filing

*10.1	Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-20159)

*10.2	Executive Supplemental Death Benefit Agreement	Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

*10.3(a)	Retirement Agreement and General Release, dated as of December 14, 2009, between Croghan Bancshares, Inc. and Steven C. Futrell	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0- 20159)

Exhibit
Number	Description	Location

*10.3(b)	Amendment to Retirement Agreement and General Release, dated as of August 31, 2010, between Croghan Bancshares, Inc. and Steven C. Futrell	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 7, 2010 (File No. 0-20159)

*10.4	Employment Agreement, dated as of November 9, 2010, between The Croghan Colonial Bank and Rick M. Robertson	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2010 (File No. 0-20159)

*10.5	Form of Incentive Stock Option Award Agreement to be used in connection with grants under the Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Included with this filing

13	2010 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Included with this filing

21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Registered Public Accounting Firm	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Included with this filing

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer	Included with this filing

* Denotes management contract or compensatory plan or arrangement.