Form 10-Q
period 2011-03-31
CROGHAN BANCSHARES INC
filed 2011-04-27
CIK 887149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
0-20159

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]  No [ X ]
The Registrant had 1,673,380 common shares, par value $12.50 per share, outstanding as of April 27, 2011.
This document contains 31 pages. The Exhibit Index is on page 28 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.
Index

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CROGHAN BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

	March 31	December 31
ASSETS	2011	2010
	Dollars in thousands, except par value)
CASH AND CASH EQUIVALENTS
Cash and due from banks	$9,690	$15,592
Interest-bearing deposits due from banks	2,616	6,264

Total cash and cash equivalents	12,306	21,856

SECURITIES
Available-for-sale, at fair value	157,961	140,279
Held-to-maturity, at amortized cost, fair value of $505 in 2010	-	500
Restricted stock	3,844	3,844

Total securities	161,805	144,623

LOANS	291,093	293,305
Less: Allowance for loan losses	4,742	4,955

Net loans	286,351	288,350

Premises and equipment, net	6,470	6,613
Cash surrender value of life insurance	11,428	11,357
Goodwill	10,430	10,430
Core deposit intangible asset, net	101	115
Accrued interest receivable	2,311	1,980
Other real estate owned	865	1,443
Other assets	3,122	2,960

TOTAL ASSETS	$495,189	$489,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$63,335	$61,409
Savings, NOW, and Money Market deposits	197,986	189,412
Time	128,821	133,336

Total deposits	390,142	384,157

Federal funds purchased and securities sold under repurchase agreements	22,571	20,989
Federal Home Loan Bank borrowings	22,500	25,500
Dividends payable	535	536
Other liabilities	1,997	2,032

Total liabilities	437,745	433,214

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	179	179
Retained earnings	40,524	40,050
Accumulated other comprehensive income	1,040	507
Treasury stock, 240,729 shares in 2011 and 237,729 shares in 2010, at cost	(8,225)	(8,149)

Total stockholders’ equity	57,444	56,513

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$495,189	$489,727

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31
	2011	2010
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$4,114	$4,627
Securities:
Obligations of U.S. Government agencies and corporations	641	693
Obligations of states and political subdivisions	527	367
Other	54	56
Deposits in other banks	5	5

Total interest income	5,341	5,748

INTEREST EXPENSE
Deposits	765	997
Other borrowings	226	341

Total interest expense	991	1,338

Net interest income	4,350	4,410

PROVISION FOR LOAN LOSSES	100	500

Net interest income, after provision for loan losses	4,250	3,910

NON-INTEREST INCOME
Gain on sale of loans	39	30
Loss on write down of securities	(111)	-
Trust income	284	255
Service charges on deposit accounts	332	339
Other	222	228

Total non-interest income	766	852

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	2,095	1,996
Occupancy of premises	231	226
Amortization of core deposit intangible asset	14	14
Other operating	1,452	1,327

Total non-interest expenses	3,792	3,563

Income before federal income taxes	1,224	1,199

FEDERAL INCOME TAXES	215	267

NET INCOME	$1,009	$932

Net income per share, based on 1,674,980 shares in 2011 and 1,708,015 shares in 2010	$0.60	$0.55

Dividends declared per share	$0.32	$0.32

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	March 31
	2011	2010
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$56,513	$56,127

Comprehensive Income:
Net income	1,009	932
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	533	94

Total comprehensive income	1,542	1,026

Purchase of 3,000 treasury shares in 2011 and 10,759 in 2010	(76)	(259)

Cash dividends declared, $.32 per share in 2011 and 2010	(535)	(545)

BALANCE AT END OF PERIOD	$57,444	$56,349

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31
	2011	2010
	(Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES	$1,653	$1,207

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities	8,930	4,698
Purchases of available-for-sale securities	(25,917)	(7,723)
Net decrease in loans	1,874	10,295
Additions to premises and equipment	(45)	(78)

Net cash provided by (used in) investing activities	(15,158)	7,192

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	5,985	(2,893)
Net change in federal funds purchased and securities sold under agreements to repurchase	1,582	361
Payments on Federal Home Loan Bank borrowings	(3,000)	-
Cash dividends paid	(536)	(549)
Purchase of treasury stock	(76)	(259)
Payment of deferred compensation	-	(72)

Net cash provided by (used in) financing activities	3,955	(3,412)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,550)	4,987

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,856	16,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,306	$21,711

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$1,095	$1,394

Federal income taxes	$-	$21

NON-CASH OPERATING ACTIVITY:
Change in deferred income taxes on net unrealized gain on available-for-sale securities	$274	$(48)

NON-CASH INVESTING ACTIVITY:
Change in net unrealized gain on available-for-sale securities	$807	$142

NON-CASH OPERATING AND INVESTING ACTIVITY:
Transfer of loans to other real estate owned	$25	$13

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2010 (the “2010 Annual Report), contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2011, are not necessarily indicative of the operating results for the full year.
Management evaluated subsequent events through April 27, 2011, the date the financial statements were issued. Events or transactions occurring after March 31, 2011, but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2011, have been recognized in the consolidated financial statements for the period ended March 31, 2011. Events or transactions that provided evidence about conditions that arose before the financial statements were issued, but did not exist at March 31, 2011 have not been recognized in the financial statements for the period ended March 31, 2011.
NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS
In April 2011, The Financial Accounting Standards Board (FASB) issued ASU 2011-02, A Creditors Determination of whether a Restructuring Is a Troubled Debt Restructuring. The new guidance clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of accounting principles generally accepted in the United States of America. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Additionally, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. The Corporation has not yet evaluated whether the clarifications provided in ASU 2011-02 will change the amount of loan modifications or restructurings classified as TDR.
ASU 2011-01, Deferral of the Effective Date of Disclosures about TDR in Update No. 2010-20, deferred additional disclosures regarding TDR required by ASU 2010-20 until ASU 2011-02 was issued. For interim and annual periods ending after June 15, 2011, entities are required to enhance existing disclosures about the allowance for credit losses and the credit quality of financing receivables to include, at minimum, the nature and extent of a creditor’s TDR and financing receivables modified as TDR within the previous 12 months that defaulted.

In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, amending ASC Subtopic 820-10 to require disclosure of transfers in and out of levels 1 and 2 fair value measurement categories and activity in level 3 fair value measurement category. Additionally, the guidance amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. These disclosures are required for fiscal periods beginning after December 15, 2009, and for interim periods within those fiscal years except for activity in level 3 fair value measurement category, which are effective for annual and interim periods beginning after December 15, 2010. The Corporation has provided additional disclosure required by ASU 2010-06 in Note 4.
NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of recognized financial instruments were as follows:

	March 31, 2011		December 31, 2010

	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(Dollars in thousands)
FINANCIAL ASSETS

Cash and cash equivalents	$12,306	$12,306	$21,856	$21,856
Securities	161,805	161,805	144,623	144,628
Loans, net	286,351	289,036	288,350	290,603

Total	$460,462	$463,147	$454,829	$457,087

FINANCIAL LIABILITIES

Deposits	$390,142	$391,742	$384,157	$386,087
Federal funds purchased and securities sold under repurchase agreements	22,571	22,571	20,989	20,988
Federal Home Loan Bank borrowings	22,500	23,223	25,500	26,359

Total	$435,213	$437,536	$430,646	$433,434

The preceding summary does not include accrued interest receivable, cash surrender value of life insurance, dividends payable, and other liabilities which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.
The Bank also has unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit. The contract amount of such financial instruments totaled, $76,720,000 at March 31, 2011 and $73,324,000 at December 31, 2010. Since many of these commitments are expected to expire without being drawn upon, this total does not necessarily represent future cash requirements.

The following methods and assumptions were used to estimate fair value of each class of financial instruments:
Cash and Cash Equivalents
Fair value is determined to be the carrying amount for these items because they represent cash or mature in 90 days or less and do not represent unanticipated credit concerns.
Securities
The fair value of securities (both available-for-sale and held-to-maturity) is determined based on quoted market prices of the individual securities or, if not available, estimated fair value is obtained by comparison to other known securities with similar risk and maturity characteristics. Such value does not consider possible tax ramifications or estimated transaction costs. The fair value of restricted stock is considered to be its carrying amount.
Loans
Fair value for loans is estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans, which re-price at least annually and generally possess low risk characteristics, the carrying amount is believed to be a reasonable estimate of fair value. For fixed-rate loans, the fair value is estimated based on a discounted cash flow analysis, considering weighted average rates and terms of the portfolio, adjusted for credit and interest rate risk inherent in the loans. Fair value for non-performing loans is based on recent appraisals or estimated discounted cash flows. The estimated value of credit card loans is based on existing loans and does not include the value that relates to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio.
Deposit Liabilities
The fair value of core deposits, including demand deposits, savings accounts, and certain money market deposits, is the amount payable on demand. The fair value of fixed-rate certificates of deposit is estimated using the rates offered at year-end for deposits of similar remaining maturities. The estimated fair value does not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the marketplace.
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

NOTE 4 – FAIR VALUE MEASUREMENTS
Assets and liabilities carried at fair value are required to be classified and disclosed according to this process for determining fair value. There are three levels of determining fair value:
Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date.
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3 – Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect the Corporation’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include the Corporation’s own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.
There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy due to the lack of observable quotes in inactive markets for those instruments at March 31, 2011 and December 31, 2010.
The following summarizes financial assets (there were no financial liabilities) measured at fair value as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	inputs	inputs	inputs	fair value
	(Dollars in thousands)
March 31, 2011
Recurring:
Securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$-	$95,296	$-	$95,296
Obligations of states and political subdivisions	-	62,315	-	62,315
Other	-	350	-	350

Total	$-	$157,961	$-	$157,961

Nonrecurring:
Other real estate owned	$-	$-	$865	$865
Impaired loans	-	-	18,832	18,832

Total	$-	$-	$19,697	$19,697

	Level 1	Level 2	Level 3	Total
	inputs	inputs	inputs	fair value
	(Dollars in thousands)
December 31, 2010
Recurring:
Securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$-	$83,006	$-	$83,006
Obligations of states and political subdivisions	-	56,923	-	56,923
Other	-	350	-	350

Total	$-	$140,279	$-	$140,279

Nonrecurring:
Other real estate owned	$-	$-	$1,443	$1,443
Impaired loans	-	-	16,041	16,041

Total	$-	$-	$17,484	$17,484

The following summarizes the changes in other real estate loans measure at fair value on a nonrecurring basis as follows (dollars in thousands):

Balance as of December 31, 2010	$1,443

Transfer of loans	25
Impairment	(40)
Net proceeds from sales	(518)
Loss on sales	(45)

Balance as of March 31, 2011	$865

The following summarizes the changes in impaired loans measured at fair value on a nonrecurring basis as follows (dollars in thousands):

Balance as of December 31, 2010	$16,041

Net changes in impaired loans	3,259
Charge off of principal	(314)
Net principal payments and advances	(154)

Balance as of March 31, 2011	$18,832

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, follows.
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the corporation’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Securities Available-for-Sale
Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation did not have any securities classified as Level 1 or Level 3 at March 31, 2011 and December 31, 2010.
Impaired Loans
The Corporation does not record impaired loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs, including recent appraisals and Level 3 inputs based on customized discounting criteria. Due to the significance of the Level 3 inputs, impaired loans fair values have been classified as Level 3.
Other Real Estate Owned
The Corporation values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs. Such values are estimated primarily using appraisals and reflect a market value approach. Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3.

NOTE 5 – SECURITIES
Amortized cost and fair value of available-for-sale and held-to-maturity securities were as follows (dollars in thousands):

	March 31, 2011		December 31, 2010

	Amortized	Fair	Amortized	Fair

	cost	value	cost	value

Obligations of U.S. Government agencies and corporations	$94,398	$95,296	$81,845	$83,006

Obligations of states and political subdivisions	61,637	62,315	57,316	56,923

Other	350	350	350	350

Total available-for-sale	156,385	157,961	139,511	140,279

Held-to-maturity - corporate debt obligation	-	-	500	505

Restricted stock	3,844	3,844	3,844	3,844

Total	$160,229	$161,805	$143,855	$144,628

Gross unrealized gains and losses on available-for-sale and held-to-maturity securities were as follows (dollars in thousands):

	March 31, 2011		December 31, 2010

	Gross	Gross	Gross	Gross

	unrealized gains	unrealized losses	unrealized gains	unrealized losses

Obligations of U.S. Government agencies and corporations	$1,419	$520	$1,558	$396

Obligations of states and	1,193	516	725	1,119

political subdivisions

Total available-for-sale	2,612	1,036	2,283	1,515

Held-to-maturity - corporate debt obligation	-	-	5	-

Total	$2,612	$1,036	$2,288	$1,515

NOTE 6 – LOANS
The following presents the balances and activity in the allowance for loan losses for the period ended March 31, 2011:

			Non-
		Residential	residential	Construction
		real	real	real		Credit
	Commercial	estate	estate	estate	Consumer	card	Total
	(Dollars in thousands)
Balance at December 31, 2010	$542	$1,857	$2,049	$347	$85	$75	$4,955
Provision charged to expense	49	10	153	(85)	(11)	(16)	100
Losses charged off	(19)	(105)	(209)	-	(3)	(3)	(339)
Recoveries	4	2	1	-	14	5	26

Balance at March 31, 2011	$576	$1,764	$1,994	$262	$85	$61	$4,742

The following presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011:

			Non-
		Residential	residential	Construction
		real	real	real		Credit
	Commercial	estate	estate	estate	Consumer	card	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$39	$419	$747	$130	$-	$-	$1,335
Collectively evaluated for impairment	537	1,345	1,247	132	85	61	3,407

Total	$576	$1,764	$1,994	$262	$85	$61	$4,742

Loans:
Loans individually evaluated for impairment	$340	$2,530	$14,487	$1,475	$-	$-	$18,832
Loans collectively evaluated for impairment	22,270	108,934	124,118	3,457	11,028	2,454	272,261

Total	$22,610	$111,464	$138,605	$4,932	$11,028	$2,454	$291,093

The following represents loans individually evaluated for impairment by class of loans as of March 31, 2011:

Allowance
	Unpaid		for loan
	principal	Recorded	losses
	balance	investment	allocated
(Dollars in thousands)
With no related allowance recorded:
Agricultural loans	$-	$-	$-
Commercial loans	229	229	-
Commercial overdraft LOC	-	-	-
Commercial non-profit/political subdivisions	-	-	-
Open-end home equity	9	9	-
1 – 4 family real estate (1st mortgages)	842	750	-
1 – 4 family real estate (Jr. mortgages)	-	-	-
Multifamily real estate	-	-	-
Farm real estate	-	-	-
Non-farm/non-residential real estate	10,443	9,858	-
Construction real estate	-	-	-
Consumer loans – vehicle	-	-	-
Consumer overdraft LOC	-	-	-
Consumer loans – mobile home	-	-	-
Consumer loans – home improvement	-	-	-
Consumer loans – other	-	-	-
MasterCard/VISA	-	-	-

With an allowance recorded:
Agricultural loans	-	-	-
Commercial loans	46	46	7
Commercial overdraft LOC	65	65	30
Commercial non-profit/political subdivisions	-	-	-
Open-end home equity	18	18	18
1 – 4 family real estate (1st mortgages)	1,764	1,602	367
1 – 4 family real estate (Jr. mortgages)	151	151	35
Multifamily real estate	-	-	-
Farm real estate	-	-	-
Non-farm/non-residential real estate	4,714	4,629	748
Construction real estate	1,845	1,475	130
Consumer loans – vehicle	-	-	-
Consumer overdraft LOC	-	-	-
Consumer loans – mobile home	-	-	-
Consumer loans – home improvement	-	-	-
Consumer loans – other	-	-	-
MasterCard/VISA	-	-	-

Total	$20,126	$18,832	$1,335

Croghan categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank uses the following definitions for risk ratings:
•
Special Mention – Loans classified special mention possess some credit deficiency or potential weakness that deserves close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk of losses in the future.

•
Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard have well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are categorized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•
Doubtful – Loans classified as doubtful have all of the weaknesses of those classified as substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following presents loans as of March 31, 2011 that are collectively evaluated for impairment and are considered not impaired. Investments in each category found below do not include loans that are deemed impaired and analyzed individually for impairment which were presented previously:

		Special	Sub-		Not
	Pass	mention	standard	Doubtful	rated
	(Dollars in thousands)
Agricultural loans	$2,488	$-	$-	$-	$-
Commercial loans	18,191	132	312	-	-
Commercial overdraft LOC	-	-	-	-	266
Commercial non-profit/political subdivisions	881	-	-	-	-
Open-end home equity	22,383	127	228	-	-
1 – 4 family real estate (1st mortgages)	76,353	2,797	2,725	-	-
1 – 4 family real estate (Jr. mortgages)	3,931	58	332	-	-
Multifamily real estate	9,638	-	2,971	-	-
Farm real estate	8,673	-	306	-	-
Non-farm/non-residential real estate	90,085	6,900	5,545	-	-
Construction real estate	2,265	222	970	-	-
Consumer loans – vehicle	2,763	9	9	-	-
Consumer overdraft LOC	-	-	-	-	171
Consumer loans – mobile home	858	25	5	-	-
Consumer loans – home improvement	160	-	-	-	-
Consumer loans – other	6,961	18	49	-	-
MasterCard/VISA	-	-	-	-	2,454

Total	$245,630	$10,288	$13,452	$-	$2,891

The following presents the recorded investment by class of loans which are not on nonaccrual and have collectively been evaluated for impairment. These loans are pass rated loans as of March 31, 2011:

	30 – 89	90+
	days	days	Total	Not
	past due	past due	past due	past due	Total
		(Dollars in thousands)
Agricultural loans	$-	$-	$-	$2,488	$2,488
Commercial loans	1	-	1	18,634	18,635
Commercial overdraft LOC	-	-	-	266	266
Commercial non-profit/political subdivisions	-	-	-	881	881
Open-end home equity	134	26	160	22,578	22,738
1 – 4 family real estate (1st mortgages)	2,020	419	2,439	79,436	81,875
1 – 4 family real estate (Jr. mortgages)	5	31	36	4,285	4,321
Multifamily real estate	339	-	339	12,270	12,609
Farm real estate	47	-	47	8,932	8,979
Non-farm/non-residential real estate	497	-	497	102,033	102,530
Construction real estate	-	-	-	3,457	3,457
Consumer loans – vehicle	9	-	9	2,772	2,781
Consumer overdraft LOC	1	1	2	169	171
Consumer loans – mobile home	5	-	5	883	888
Consumer loans – home improvement	-	-	-	160	160
Consumer loans – other	23	7	30	6,998	7,028
MasterCard/VISA	89	4	93	2,361	2,454

Total	$3,170	$488	$3,658	$268,603	$272,261

The following presents the recorded investment in loans past due and over 90 days still on accrual, nonaccrual, and troubled debt restructuring by class of loans as of March 31, 2011:

	Loans past due		Troubled
	90+ days		debt
	still accruing	Nonaccrual	restructurings
	(Dollars in thousands)
Agricultural loans	$-	$-	$-
Commercial loans	-	34	134
Commercial overdraft LOC	-	-	-
Commercial non-profit/political subdivisions	-	-	-
Open-end home equity	26	27	-
1 – 4 family real estate (1st mortgages)	419	2,067	401
1 – 4 family real estate (Jr. mortgages)	31	36	-
Multifamily real estate	-	-	-
Farm real estate	-	-	-
Non-farm/non-residential real estate	-	3,819	3,576
Construction real estate	-	475	1,000
Consumer loans – vehicle	-	-	-
Consumer overdraft LOC	1	-	-
Consumer loans – mobile home	-	-	-
Consumer loans – home improvement	-	-	-
Consumer loans – other	7	-	-
MasterCard/VISA	4	-	-

Total	$488	$6,458	$5,111

NOTE 7 – OTHER COMPREHENSIVE INCOME
The components of accumulated other comprehensive income and related tax effects for the three-month period ended March 31, 2011 and 2010 were as follows (dollars in thousands):

	2011	2010

Unrealized gains on available-for-sale securities	$1,576	$1,724

Tax effect	536	586

Net-of-tax amount	$1,040	$1,138

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Where appropriate, the following discussion relating to the Corporation contains the insights of management into known events and trends that have or may be expected to have a material effect on the Corporation operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties. When used herein, the terms “anticipates”, “believes”, “plans”, “intends”, “expects”, “estimates”, “projects”, “targets”, “will”, “would”, “should”, “could”, and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, but are not the exclusive means of identifying such statements. The Corporation’s actual results may differ materially from those expressed or implied in such forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in regional and/or national economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, changes in FDIC insurance assessment rates, demand for loans in the Corporation’s market area, and competitive conditions in the financial services industry. Additional information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements is available in the Corporation’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the disclosure in “Item 1A. Risk Factors” of Part I of Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
The Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except to the extent required by law.
PERFORMANCE SUMMARY
Net income for the three-month period ended March 31, 2011 was $1,009,000, or $.60 per common share, compared to $932,000, or $.55 per common share for the same period in 2010, an increase of $77,000 (8.3%). The results for the first quarter were positively affected by a $400,000 decrease in the provision for loan losses and a $52,000 decrease in federal income taxes. Results were offset by a $60,000 decrease in net interest income, an $86,000 decrease in non-interest income, and a $229,000 increase in non-interest expenses.
Assets at March 31, 2011 totaled $495,189,000 compared to $489,727,000 at December 31, 2010. Total cash and cash equivalents decreased $9,550,000 during the quarter ended March 31, 2011. Total loans decreased to $291,093,000 from $293,305,000 at 2010 year end. Total securities increased to $161,805,000 from $144,623,000 at 2010 year end. Total deposits increased to $390,142,000 from $384,157,000 at 2010 year end.

FINANCIAL POSITION
The following comments are based upon a comparison of Croghan’s financial position at March 31, 2011 to December 31, 2010.
Total cash and cash equivalents decreased $9,550,000 (43.7%) and total securities increased $17,182,000 (11.9%) during the three-month period ended March 31, 2011. Total loans decreased $2,212,000 (0.8%) to $291,093,000 at March 31, 2011, compared to $293,305,000 at December 31, 2010. During the same period, deposits increased $5,985,000 (1.6%) to $390,142,000 at March 31, 2011, compared to $384,157,000 at December 31, 2010.
The increase in securities during the three-month period ended March 31, 2011 primarily resulted from purchases of available-for sale securities of $25,917,000, with maturities during the period of $8,930,000. There were no sales of securities during the period. Securities balances continue to increase to help offset the continued loan balance decline.
The total loan balance continued to decrease during the three-month period ended March 31, 2011. The decrease resulted from selling fixed rate mortgages into the secondary market, pay downs from commercial borrowers, and a continuation of the soft demand in the Bank’s lending markets.
Components of the increase in deposits included a $10,500,000 (4.2%) increase in the liquid deposit category (demand, savings, NOW, and money market deposit accounts), which was partially offset by a $4,515,000 (3.4%) decrease in the time deposit category. Croghan strives to maintain a strong interest margin by balancing deposit needs to fund anticipated loan demand and by maintaining the necessary deposit pricing structure.
Stockholders’ equity at March 31, 2011 increased to $57,444,000, or $34.33 book value per common share, compared to $56,513,000, or $33.71 book value per common share, at December 31, 2010. The balance in stockholders’ equity at March 31, 2011 included accumulated other comprehensive income, consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes. At March 31, 2011, Croghan held $157,961,000 in available-for-sale securities with an unrealized gain of $1,040,000, net of income taxes. This compares to 2010 year-end holdings of $140,279,000 in available-for-sale securities with an unrealized gain of $507,000, net of income taxes.
Beginning in February 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through August 1, 2011. Since the inception of the program, a total of 248,791 shares have been repurchased by Croghan. The 240,729 treasury shares held as of March 31, 2011 and the 237,729 shares held as of December 31, 2010 are reported at their acquired cost.
A cash dividend of $.32 per share was declared on March 15, 2011, payable on April 29, 2011 to shareholders of record as of April 15, 2011.
NET INTEREST INCOME
Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, decreased $60,000 (1.4%), for the three-month period ended March 31, 2011 as compared to the same period in 2010. The net interest yield decreased to 3.87% for the three-month period ended March 31, 2011 compared to 4.06% for the same period in 2010. The increase of $18,496,000 in interest-earning assets year-over-year was primarily due to the increase in the security portfolio, which was funded by a $9,847,000 increase in interest-bearing deposits.

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
The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
	(Dollars in thousands)

Provision for loan losses charged to expense	$100	$500
Net loan charge-offs	313	37
Annualized net loan charge-offs as a percent of average outstanding loans	.43%	.01%
The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)

Nonaccrual loans	$6,458	$4,127
Loans contractually past due 90 days or more and still accruing interest	488	586
Restructured loans	5,111	4,665
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	22,616	15,873

Total potential problem and non-performing loans	$34,673	$25,251

Allowance for loan losses	$4,742	$4,955

Allowance for loan losses as a percent of period-end loans	1.63%	1.69%

During the first quarter of 2011, the Bank recognized a $100,000 provision for loan losses as compared to a $500,000 provision during the same period a year ago. The 2011 first quarter provision was primarily attributable to a decrease in the average historical loss rates which are used to calculate certain segments of the allowance for loan losses which resulted from one large loss no longer being within the time frame of the calculation. This is the first quarter the Bank has experienced historical loss rates that decreased since the first quarter 2008. Since the first quarter of 2008, the Bank’s historical loss rates had been increasing quarterly, due to the general deteriorating state of the economy. The 2010 first quarter provision was attributable to the aforementioned increased historical loss rates.
Total potential problem and non-performing loans, which are summarized in the preceding table, increased $9,422,000, or 37.3%, to $34,673,000 at March 31, 2011, compared to $25,251,000 at December 31, 2010. Unfavorable components at March 31, 2011, as compared to December 31, 2010, included a $2,331,000 increase in nonaccrual loans which was attributable to a large manufacturing client that went on nonaccrual in the first quarter 2011. Other unfavorable components included a $6,743,000 increase in potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured, and a $446,000 increase in the restructured loan category. A favorable component was a $98,000 decrease in loans contractually past due 90 days or more and still accruing interest.
As illustrated in the following table, $21,038,000, or 93.0%, of total potential problem loans are less than 30 days past due and $22,613,000, or 99.9%, are secured with collateral at March 31, 2011.
Croghan typically classifies credits as potential problem loans, regardless of collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the potential problem loans at March 31, 2011, totaling $22,616,000, are currently performing loans (less than 90 days past due) and a majority are collateralized by an interest in real property.
The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Potential problem loans not currently past due	$15,592	$8,746
Potential problem loans past due one day or more but less than 10 days	1,975	3,079
Potential problem loans past due 10 days or more but less than 30 days	3,471	3,051
Potential problem loans past due 30 days or more but less than 60 days	1,351	641
Potential problem loans past due 60 days or more but less than 90 days	227	356

Total potential problem loans	$22,616	$15,873

Total potential problem loans increased during the first quarter 2011, which resulted primarily from a $6,846,000 increase in the loans not currently past due. This increase was partially offset by a $103,000 decrease in the aggregate amount of potential problem loans in the past due categories.

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Collateralized by an interest in real property	$22,189	$15,427
Collateralized by an interest in assets other than real property	424	438
Unsecured	3	8

Total potential problem loans	$22,616	$15,873

Management will continue to monitor asset quality trends throughout 2011 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management believes the allowance for loan losses at March 31, 2011 is adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.
NON-INTEREST INCOME
Total non-interest income decreased $86,000, or 10.1%, for the three-month period ended March 31, 2011, compared to the same period in 2010. During the first quarter of 2011, the Bank had an Other Than Temporarily Impaired (OTTI) security write down in regards to one security in the amount of $111,000. This write down was partially offset by other non-interest income items such as gains on sale of loans increasing $9,000 to $39,000 during the first quarter 2011. Also within the non-interest income category, trust income increased $29,000 during the first quarter 2011 compared to 2010.
NON-INTEREST EXPENSES
Total non-interest expenses increased $229,000, or 6.4%, for the three-month period ended March 31, 2011, as compared to the same period in 2010. Salaries, wages, and employee benefits increased $99,000, or 5.0%, between comparable three-month periods. Occupancy of premises expense increased $5,000, or 2.2%, between comparable three-month periods. Other operating expenses increased $125,000, or 9.4%, between comparable three-month periods.
Within the other operating expense category is the FDIC insurance expense. During the first quarter 2011, the FDIC insurance expense was $129,000, compared to $141,000 during the same period in 2010. The Bank prepaid the amount of $1,797,000 in December 2009 and had a remaining prepaid balance of $1,140,000 at March 31, 2011. These prepaid assessment amounts are included in other assets of the Corporation. Future quarterly assessments will be charged against the prepaid asset until such time as the prepaid asset has been full expensed, at which point the Bank will resume paying premiums to the FDIC.
FEDERAL INCOME TAX EXPENSE
Federal income tax expense decreased $52,000, or 19.5%, between comparable three-month periods. The Corporation’s effective tax rate for the three months ended March 31, 2011 was 17.6% compared to 22.3% for the same period in 2010. The decrease in the effective tax rate is a result of an increase in tax exempt interest income from investment securities.

LIQUIDITY AND CAPITAL RESOURCES
Short-term borrowings of federal funds purchased and repurchase agreements averaged $22,228,000 for the three-month period ended March 31, 2011. This compares to $18,701,000 for the three-month period ended March 31, 2010, and $20,002,000 for the twelve-month period ended December 31, 2010.
Borrowings from the Federal Home Loan Bank totaled $22,500,000 at March 31, 2011, compared to $35,500,000 at March 31, 2010, and $25,500,000 at December 31, 2010.
Capital expenditures for premises and equipment totaled $45,000 for the three-month period ended March 31, 2011, compared to $78,000 for the same period in 2010. The 2011 expenditures included new roofs on two buildings.
Loan commitments, including letters of credit, as of March 31, 2011 totaled $76,720,000 compared to $73,324,000 at December 31, 2010. Since many of these commitments are expected to expire without being drawn upon, this total does not necessarily represent future cash requirements.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative information about market risk from the information provided in Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”).
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Management is not aware of any pending legal proceedings, except for routine legal proceedings to which the Corporation’s subsidiary Bank is a party incidental to its banking business. Management considers none of those proceedings to be material.
ITEM 1A.  RISK FACTORS
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of the 2010 Form 10-K, which could materially affect our business, financial condition, and/or operating results. There have been no material changes from those risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the 2010 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The table below includes certain information regarding Croghan’s repurchase of its common shares during the quarterly period ended March 31, 2011:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)

01/01/11 through 01/31/11	None	None	None	68,694

02/01/11 through 02/28/11	3,000	$25.15	3,000	80,819

03/01/11 through 03/31/11	None	None	None	80,819

(1)	An extension of Croghan’s stock repurchase program was approved on July 13, 2010, in which up to 84,615 shares could be repurchased from August 1, 2010 to February 1, 2011 (with a total of 15,921 shares repurchased prior to its expiration). An extension of Croghan’s stock repurchase program commencing February 1, 2011 and ending August 1, 2011 was announced on January 28, 2011, in which up to 83,819 shares may be repurchased (with 3,000 shares purchased on February 23, 2011).
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  [RESERVED]
ITEM 5.  OTHER INFORMATION
Not applicable.
ITEM 6.  EXHIBITS
EXHIBIT 31.1 – Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
EXHIBIT 31.2 – Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer
EXHIBIT 32 – Section 1350 Certification - Principal Executive Officer and Principal Financial Officer

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROGHAN BANCSHARES, INC.

Registrant
Date: April 27, 2011	By:	/s/ Rick M. Robertson

Rick M. Robertson, President and CEO
(Principal Executive Officer)

Date: April 27, 2011	By:	/s/ Kendall W. Rieman

Kendall W. Rieman, Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer	Filed herewith

32	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith