Form 10-Q
period 2011-06-30
CROGHAN BANCSHARES INC
filed 2011-07-29
CIK 887149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

The Registrant had 1,673,380 common shares, par value $12.50 per share, outstanding as of July 29, 2011.

This document contains 34 pages. The Exhibit Index is on page 31 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROGHAN BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

	June 30	December 31
ASSETS	2011	2010
	(Dollars in thousands,except par value)
CASH AND CASH EQUIVALENTS
Cash and due from banks	$11,413	$15,592
Interest-bearing deposits in other banks	13,905	6,264

Total cash and cash equivalents	25,318	21,856

SECURITIES
Available-for-sale, at fair value	154,388	140,279
Held-to-maturity, at amortized cost, fair value of $505 in 2010	-	500
Restricted stock	3,844	3,844

Total securities	158,232	144,623

LOANS	290,081	293,305
Less: Allowance for loan losses	4,605	4,955

Net loans	285,476	288,350

Premises and equipment, net	6,496	6,613
Cash surrender value of life insurance	11,488	11,357
Goodwill	10,430	10,430
Core deposit intangible asset, net	86	115
Accrued interest receivable	2,178	1,980
Other real estate owned	1,816	1,443
Other assets	3,243	2,960

TOTAL ASSETS	$504,763	$489,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$75,354	$61,409
Savings, NOW, and Money Market deposits	191,947	189,412
Time	129,647	133,336

Total deposits	396,948	384,157

Federal funds purchased and securities sold under repurchase agreements	22,387	20,989
Federal Home Loan Bank borrowings	22,500	25,500
Dividends payable	535	536
Other liabilities	2,866	2,032

Total liabilities	445,236	433,214

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	179	179
Retained earnings	41,287	40,050
Accumulated other comprehensive income	2,360	507
Treasury stock, 240,729 shares in 2011 and 237,729 shares in 2010, at cost	(8,225)	(8,149)

Total stockholders’ equity	59,527	56,513

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$504,763	$489,727

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

	Three months ended
	June 30
	2011	2010
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$4,137	$4,587
Securities:
Obligations of U.S. Government agencies and corporations	712	662
Obligations of states and political subdivisions	543	401
Other	45	53
Interest on deposits due from banks	1	6

Total interest income	5,438	5,709

INTEREST EXPENSE
Deposits	643	954
Other borrowings	185	345

Total interest expense	828	1,299

Net interest income	4,610	4,410

PROVISION FOR LOAN LOSSES	300	600

Net interest income, after provision for loan losses	4,310	3,810

NON-INTEREST INCOME
Gain on sale of loans	30	53
Gain on sale of securities	-	8
Trust income	297	260
Service charges on deposit accounts	334	354
Other	237	212

Total non-interest income	898	887

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	2,006	1,988
Occupancy of premises	210	198
Amortization of core deposit intangible asset	15	14
Other operating	1,299	1,435

Total non-interest expenses	3,530	3,635

Income before federal income taxes	1,678	1,062

FEDERAL INCOME TAXES	380	219

NET INCOME	$1,298	$843

Net income per share, based on 1,673,380 shares in 2011 and 1,697,081 shares in 2010	$0.78	$0.50

Dividends declared per share	$0.32	$0.32

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

	Six months ended June 30
	2011	2010
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$8,251	$9,214
Securities:
Obligations of U.S. Government agencies and corporations	1,353	1,355
Obligations of states and political subdivisions	1,070	768
Other	99	109
Interest on deposits due from banks	6	11

Total interest income	10,779	11,457

INTEREST EXPENSE
Deposits	1,408	1,951
Other borrowings	411	686

Total interest expense	1,819	2,637

Net interest income	8,960	8,820

PROVISION FOR LOAN LOSSES	400	1,100

Net interest income, after provision for loan losses	8,560	7,720

NON-INTEREST INCOME
Gain on sale of loans	69	83
Loss on write down of securities	(111)	-
Gain on sale of securities	-	8
Trust income	581	515
Service charges on deposit accounts	666	693
Other	459	440

Total non-interest income	1,664	1,739

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	4,101	3,983
Occupancy of premises	442	424
Amortization of core deposit intangible asset	29	28
Other operating	2,751	2,763

Total non-interest expenses	7,323	7,198

Income before federal income taxes	2,901	2,261

FEDERAL INCOME TAXES	594	486

NET INCOME	$2,307	$1,775

Net income per share, based on 1,674,176 shares in 2011 and 1,702,518 shares in 2010	$1.38	$1.04

Dividends declared per share	$0.64	$0.64

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended June 30
	2011	2010
	(Dollars in thousands, except per share data)

BALANCE AT BEGINNING OF PERIOD	$57,444	$56,349

Comprehensive Income:
Net income	1,298	843
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	1,320	478

Total comprehensive income	2,618	1,321

Purchase treasury shares of 10,817 in 2010	-	(277)

Cash dividends declared, $.32 per share in 2011 and 2010	(535)	(541)

BALANCE AT END OF PERIOD	$59,527	$56,852

	Six months ended June 30
	2011	2010
	(Dollars in thousands, except per share data)

BALANCE AT BEGINNING OF PERIOD	$56,513	$56,127

Comprehensive Income:
Net income	2,307	1,775
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	1,853	572

Total comprehensive income	4,160	2,347

Purchase of treasury shares, 3,000 shares in 2011 and 21,576 shares in 2010	(76)	(536)

Cash dividends declared, $.64 per share in 2011 and 2010	(1,070)	(1,086)

BALANCE AT END OF PERIOD	$59,527	$56,852

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2011	2010
	(Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES	$4,195	$3,305

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities	18,403	10,855
Proceeds from sale of available-for-sale securities	-	1,996
Purchases of available-for-sale securities	(30,282)	(28,314)
Net decrease in loans	1,361	17,594
Additions to premises and equipment	(258)	(407)

Net cash provided by (used in) investing activities	(10,776)	1,724

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	12,791	(8,881)
Net change in federal funds purchased and securities sold under agreements to repurchase	1,398	9,531
Payments on Federal Home Loan Bank Borrowings	(3,000)	-
Cash dividends paid	(1,070)	(1,093)
Purchase of treasury stock	(76)	(536)
Payment of deferred compensation	-	(72)

Net cash provided by (used in) financing activities	10,043	(1,051)

NET INCREASE (DECREASES) IN CASH AND CASH EQUIVALENTS	3,462	3,978

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,856	16,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,318	$20,702

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,830	$1,902

Federal income taxes	$160	$791

NON-CASH OPERATING ACTIVITY:
Change in deferred income taxes on net unrealized gain on available-for-sale securities	$(954)	$(295)

NON-CASH INVESTING ACTIVITY:
Change in net unrealized gain on available-for-sale securities	$2,804	$866

NON-CASH OPERATING AND INVESTING ACTIVITY:
Transfer of loans to other real estate owned	$1,303	$52

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Notes to Consolidated Financial Statements

June 30, 2011

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2010 (the “2010 Annual Report), contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2011, are not necessarily indicative of the operating results for the full year.

Management evaluated subsequent events through July 29, 2011, the date the financial statements were issued. Events or transactions occurring after June 30, 2011, but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2011, have been recognized in the consolidated financial statements for the period ended June 30, 2011. Events or transactions that provided evidence about conditions that arose before the financial statements were issued, but did not exist at June 30, 2011, have not been recognized in the financial statements for the period ended June 30, 2011.

During the third quarter of 2011, the Bank anticipates receiving a settlement from a life insurance policy that the Bank holds as collateral on a non-accrual loan that was charged down through the provision for loan losses. The Bank expects to recover past charged off amounts of approximately $750,000, past due interest not accrued of approximately $250,000, and fees and costs associated with the collection of the loan relationship.

On July 25, 2011, the Bank became aware of an Other Than Temporarily Impairment (OTTI) write down of an investment security of approximately $300,000 that will take place during the third quarter of 2011. This will be in addition to the OTTI write down the Bank incurred during the first quarter of 2011 and will negatively impact third quarter and year-to-date income for the Bank.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In April 2011, The Financial Accounting Standards Board (FASB) issued ASU 2011-02, A Creditors Determination of whether a Restructuring Is a Troubled Debt Restructuring. The new guidance clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of accounting principles generally accepted in the United States of America. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Additionally, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. The Corporation has not yet evaluated whether the clarifications provided in ASU 2011-02 will change the amount of its loan modifications or restructurings classified as TDR.

ASU 2011-01, Deferral of the Effective Date of Disclosures about TDR in Update No. 2010-20, deferred additional disclosures regarding TDR required by ASU 2010-20 until ASU 2011-02 was issued. For interim and annual periods beginning after June 15, 2011, entities are required to enhance existing disclosures about the allowance for credit losses and the credit quality of financing receivables to include, at minimum, the nature and extent of a creditor’s TDR and financing receivables modified as TDR retrospectively to the beginning of the annual period of adoption.

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments were as follows:

	June 30, 2011		December 31, 2010

	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Dollars in thousands)
FINANCIAL ASSETS

Cash and cash equivalents	$25,318	$25,318	$21,856	$21,856
Securities	158,232	158,232	144,623	144,628
Loans, net	285,476	287,620	288,350	290,603

Total	$469,026	$471,170	$454,829	$457,087

FINANCIAL LIABILITIES

Deposits	$396,948	$398,350	$384,157	$386,087
Federal funds purchased and securities sold under repurchase agreements	22,387	22,387	20,989	20,989
Federal Home Loan Bank borrowings	22,500	23,309	25,500	26,359

Total	$441,835	$444,046	$430,646	$433,435

The preceding summary does not include accrued interest receivable, cash surrender value of life insurance, dividends payable, and other liabilities which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.

The Bank also has unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit. The contract amount of such financial instruments was $76,566,000 at June 30, 2011 and $73,324,000 at December 31, 2010. Since many of these commitments are expected to expire without being drawn upon, this total does not necessarily represent future cash requirements.

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

Deposit Liabilities

The fair value of core deposits, including demand deposits, savings deposits, and certain money market deposits, is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated using the rates offered at year-end for deposits of similar remaining maturities. The estimated fair value does not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the marketplace.

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

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy due to the lack of observable quotes in inactive markets for those instruments at June 30, 2011 and December 31, 2010.

The following summarizes financial assets (there were no financial liabilities) measured at fair value as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
	(Dollars in thousands)
June 30, 2011
Recurring:
Securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$-	$89,221	$-	$89,221
Obligations of states and political subdivisions	-	64,817	-	64,817
Other	-	350	-	350

Total	$-	$154,388	$-	$154,388

Nonrecurring:
Other real estate owned	$-	$-	$1,816	$1,816
Impaired loans	-	-	16,648	16,648

Total	$-	$-	$18,464	$18,464

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
	(Dollars in thousands)
December 31, 2010
Recurring:
Securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$-	$83,006	$-	$83,006
Obligations of states and political subdivisions	-	56,923	-	56,923
Other	-	350	-	350

Total	$-	$140,279	$-	$140,279

Nonrecurring:
Other real estate owned	$-	$-	$1,443	$1,443
Impaired loans	-	-	16,041	16,041

Total	$-	$-	$17,484	$17,484

The following summarizes the changes in other real estate loans measured at fair value on a nonrecurring basis as follows (dollars in thousands):

Balance as of December 31, 2010	$1,443

Transfer of loans	1,303
Impairment	(237)
Net proceeds from sales	(662)
Gain on sales	14
Loss on sales	(45)

Balance as of June 30, 2011	$1,816

The following summarizes the changes in impaired loans measured at fair value on a nonrecurring basis as follows (dollars in thousands):

Balance as of December 31, 2010	$16,041

Net changes in impaired loans	2,975
Charge off of principal	(737)
Net principal payments and advances	(1,631)

Balance as of June 30, 2011	$16,648

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation did not have any securities classified as Level 1 or Level 3 at June 30, 2011 and December 31, 2010.

Impaired Loans

The Corporation does not record impaired loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs, including recent appraisals and Level 3 inputs based on customized discounting criteria. Due to the significance of the Level 3 inputs, impaired loans have been classified as Level 3.

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs. Such values are estimated primarily using appraisals and reflect a market value approach. Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3.

NOTE 5 – SECURITIES

Amortized cost and fair value on securities were as follows (dollars in thousands):

	June 30, 2011		December 31, 2010

	Amortized cost	Fair value	Amortized cost	Fair value

Obligations of U.S. Government agencies and corporations	$87,639	$89,221	$81,845	$83,006

Obligations of states and political subdivisions	62,822	64,817	57,316	56,923

Other	350	350	350	350

Total available-for-sale	150,811	154,388	139,511	140,279

Held-to-maturity - corporate debt obligation	-	-	500	505

Restricted stock	3,844	3,844	3,844	3,844

Total	$154,655	$158,232	$143,855	$144,628

Gross unrealized gains and losses on securities were as follows (dollars in thousands):

	June 30, 2011		December 31, 2010

	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

Obligations of U.S. Government agencies and corporations	$1,937	$355	$1,558	$396

Obligations of states and political subdivisions	2,093	98	725	1,119

Total available-for-sale	4,030	453	2,283	1,515

Held-to-maturity - corporate debt obligation	-	-	5	-

Total	$4,030	$453	$2,288	$1,515

NOTE 6 – LOANS

The following presents the balances and activity in the allowance for loan losses for the period ended June 30, 2011:

	Commercial	Residential real estate	Non- residential real Estate	Construction real Estate	Consumer	Credit card	Total
	(Dollars in thousands)
Balance at December 31, 2010	$542	$1,857	$2,049	$347	$85	$75	$4,955
Provision charged to expense	1	240	56	106	(1)	(2)	400
Losses charged off	(19)	(303)	(435)	-	(14)	(13)	(784)
Recoveries	8	2	1	-	17	6	34

Balance at June 30, 2011	$532	$1,796	$1,671	$453	$87	$66	$4,605

The following presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011:

	Commercial	Residential real estate	Non- residential real estate	Construction real estate	Consumer	Credit card	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$28	$495	$543	$311	$-	$-	$1,377
Collectively evaluated for impairment	504	1,301	1,128	142	87	66	3,228

Total	$532	$1,796	$1,671	$453	$87	$66	$4,605

Loans:
Loans individually evaluated for impairment	$819	$2,372	$12,118	$1,339	$-	$-	$16,648
Loans collectively evaluated for impairment	21,606	107,025	126,702	4,287	11,238	2,575	273,433

Total	$22,425	$109,397	$138,820	$5,626	$11,238	$2,575	$290,081

The following represents loans individually evaluated for impairment by class of loans as of June 30, 2011:

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
	(Dollars in thousands)
With no related allowance recorded:
Agricultural loans	$-	$-	$-
Commercial loans	722	722	-
Commercial overdraft LOC	62	62	-
Commercial non-profit/political subdivisions	-	-	-
Open-end home equity	-	-	-
1 – 4 family real estate (1st mortgages)	532	494	-
1 – 4 family real estate (Jr. mortgages)	30	30	-
Multifamily real estate	-	-	-
Farm real estate	-	-	-
Non-farm/non-residential real estate	9,733	8,930	-
Construction real estate	-	-	-
Consumer loans – vehicle	-	-	-
Consumer overdraft LOC	-	-	-
Consumer loans – mobile home	-	-	-
Consumer loans – home improvement	-	-	-
Consumer loans – other	-	-	-
MasterCard/VISA	-	-	-

With an allowance recorded:
Agricultural loans	-	-	-
Commercial loans	36	36	28
Commercial overdraft LOC	-	-	-
Commercial non-profit/political subdivisions	-	-	-
Open-end home equity	17	17	17
1 – 4 family real estate (1st mortgages)	1,901	1,683	415
1 – 4 family real estate (Jr. mortgages)	147	147	63
Multifamily real estate	-	-	-
Farm real estate	-	-	-
Non-farm/non-residential real estate	3,202	3,188	543
Construction real estate	1,709	1,339	311
Consumer loans – vehicle	-	-	-
Consumer overdraft LOC	-	-	-
Consumer loans – mobile home	-	-	-
Consumer loans – home improvement	-	-	-
Consumer loans – other	-	-	-
MasterCard/VISA	-	-	-

Total	$18,091	$16,648	$1,377

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following presents loans as of June 30, 2011 that are collectively evaluated for impairment and are considered not impaired. Investments in each category found below do not include loans that are deemed impaired and analyzed individually for impairment which were presented previously:

	Pass	Special mention	Sub- standard	Doubtful	Not rated
	(Dollars in thousands)
Agricultural loans	$2,326	$-	$-	$-	$-
Commercial loans	17,516	262	3	-	-
Commercial overdraft LOC	-	-	-	-	434
Commercial non-profit/political subdivisions	1,065	-	-	-	-
Open-end home equity	22,392	125	226	-	-
1 – 4 family real estate (1st mortgages)	75,724	1,785	2,657	-	-
1 – 4 family real estate (Jr. mortgages)	3,786	41	289	-	-
Multifamily real estate	9,714	-	2,942	-	-
Farm real estate	8,693	-	323	-	-
Non-farm/non-residential real estate	93,649	7,539	3,842	-	-
Construction real estate	3,102	219	966	-	-
Consumer loans – vehicle	3,074	5	14	-	-
Consumer overdraft LOC	-	-	-	-	182
Consumer loans – mobile home	775	25	4	-	-
Consumer loans – home improvement	194	-	-	-	-
Consumer loans – other	6,908	10	47	-	-
MasterCard/VISA	-	-	-	-	2,575

Total	$248,918	$10,011	$11,313	$-	$3,191

The following presents the recorded investment by class of loans which are not on nonaccrual and have collectively been evaluated for impairment:

	30 – 89 days past due	90+ days past due	Total past due	Not past due	Total
	(Dollars in thousands)
Agricultural loans	$-	$-	$-	$2,326	$2,326
Commercial loans	-	-	-	17,781	17,781
Commercial overdraft LOC	-	-	-	434	434
Commercial non-profit/political subdivisions	-	-	-	1,065	1,065
Open-end home equity	160	44	204	22,539	22,743
1 – 4 family real estate (1st mortgages)	1,840	474	2,314	77,852	80,166
1 – 4 family real estate (Jr. mortgages)	16	-	16	4,100	4,116
Multifamily real estate	337	-	337	12,319	12,656
Farm real estate	-	-	-	9,017	9,017
Non-farm/non-residential real estate	114	-	114	104,915	105,029
Construction real estate	-	-	-	4,287	4,287
Consumer loans – vehicle	24	5	29	3,064	3,093
Consumer overdraft LOC	-	-	-	182	182
Consumer loans – mobile home	4	-	4	800	804
Consumer loans – home improvement	1	-	1	193	194
Consumer loans – other	44	-	44	6,921	6,965
MasterCard/VISA	105	14	119	2,456	2,575

Total	$2,645	$537	$3,182	$270,251	$273,433

The following presents the recorded investment in loans past due over 90 days, still on accrual, nonaccrual, and troubled debt restructuring by class of loans as of June 30, 2011:

	Loans past due 90+ days still accruing	Nonaccrual	Troubled debt restructurings
	(Dollars in thousands)
Agricultural loans	$-	$-	$-
Commercial loans	-	71	91
Commercial overdraft LOC	-	-	-
Commercial non-profit/political subdivisions	-	-	-
Open-end home equity	44	17	-
1 – 4 family real estate (1st mortgages)	474	1,773	405
1 – 4 family real estate (Jr. mortgages)	-	66	111
Multifamily real estate	-	-	-
Farm real estate	-	-	-
Non-farm/non-residential real estate	-	1,495	3,548
Construction real estate	-	1,339	-
Consumer loans – vehicle	5	-	-
Consumer overdraft LOC	-	-	-
Consumer loans – mobile home	-	-	-
Consumer loans – home improvement	-	-	-
Consumer loans – other	-	-	-
MasterCard/VISA	14	-	-

Total	$537	$4,761	$4,155

NOTE 7 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the six-month periods ended June 30, 2011 and 2010 were as follows (dollars in thousands):

	2011	2010

Unrealized gains on available-for-sale securities	$3,577	$2,449

Tax effect	1,217	833

Net-of-tax amount	$2,360	$1,616

NOTE 8 – STOCK BASED COMPENSATION

The Corporation established a Stock Option and Incentive Plan (the “Plan”) in 2002, which permits the Corporation to award stock options and/or stock appreciation rights to directors and managerial and other key employees of the Corporation. The awards may be in the form of stock options and/or stock appreciation rights. The Plan provides for the issuance of up to 190,951 shares.

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

$24.99	28,869	$24.99	8	0	N/A	N/A

The Corporation issued 28,869 stock options during the three-month period ended June 30, 2011. The following summarizes stock option activity for the first six months of 2011:

Outstanding, January 1, 2011	0
Granted	28,869
Exercised	0

Outstanding, June 30, 2011	28,869

Exercisable, June 30, 2011	0

The fair value of options granted is estimated at the date of grant using the Black Scholes option pricing model. The following shows the weighted-average fair value options granted and the assumptions used in calculating that value for the years indicated:

2011
Weighted-average fair value of options granted	$3.62
Average dividend yield	5.0%
Expected volatility	25%
Risk-free interest rate	2.85%
Expected term (in years)	8

Compensation expense related to options granted in 2011 is included in salaries and wages in the consolidated statements of income for the six months ended June 30, 2011 amounted to $35,000. Compensation expense is recognized over the three year vesting period of the options. As of June 30, 2011, there is $70,000 of unrecognized compensation expense expected to be recognized over the vesting period.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Where appropriate, the following discussion relating to the Corporation contains the insights of management into known events and trends that have or may be expected to have a material effect on the Corporation’s operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties. When used herein, the terms “anticipates”, “believes”, “plans”, “intends”, “expects”, “estimates”, “projects”, “targets”, “will”, “would”, “should”, “could”, and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, but are not the exclusive means of identifying such statements. The Corporation’s actual results may differ materially from those expressed or implied in such forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in regional and/or national economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, changes in FDIC insurance assessment rates, demand for loans in the Corporation’s market area, and competitive conditions in the financial services industry. Additional information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements is available in the Corporation’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the disclosure in “Item 1A. Risk Factors” of Part I of Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K’).

The Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except to the extent required by law.

PERFORMANCE SUMMARY

Net income for the three-month period ended June 30, 2011 was $1,298,000, or $.78 per common share, compared to $843,000, or $.50 per common share, for the same period in 2010. Net income for the six-month period ended June 30, 2011 was $2,307,000, or $1.38 per common share, compared to $1,775,000, or $1.04 per common share, for the same period in 2010. The results for the second quarter 2011 compared to the second quarter 2010 were positively impacted by an increase of $200,000 in net interest income, a $300,000 decrease in the provision for loan losses, an $11,000 increase in non-interest income, and a decrease of $105,000 in non-interest expenses. Results for the second quarter were adversely impacted by a $161,000 increase to the provision for federal income taxes.

Assets at June 30, 2011 totaled $504,763,000, compared to $489,727,000 at December 31, 2010. Total cash and cash equivalents increased $3,462,000 to $25,318,000 during the six-month period ended June 30, 2011, and total securities increased $13,609,000 to $158,232,000 at June 30, 2011. Total loans decreased $3,224,000 to $290,081,000 at June 30, 2011, from $293,305,000 at 2010 year end. Total deposits increased $12,791,000 to $396,948,000 at June 30, 2011, from $384,157,000 at 2010 year end.

FINANCIAL POSITION

The following comments are based upon a comparison of Croghan’s financial position at June 30, 2011 to December 31, 2010.

Total cash and cash equivalents increased $3,462,000 (15.8%) and total securities increased $13,609,000 (9.4%) during the six-month period ended June 30, 2011. Total loans decreased $3,224,000 (1.1%) to $290,081,000 at June 30, 2011, compared to $293,305,000 at December 31, 2010. During the same period, deposits increased $12,791,000 (3.3%) to $396,948,000 at June 30, 2011, compared to $384,157,000 at December 31, 2010.

The increase in securities during the six-month period ended June 30, 2011 primarily resulted from purchases of available-for sale securities of $30,282,000, with maturities during the period of $18,403,000. There were no security sales during the period. Securities purchases were a direct result of the continued loan balance decline and deposit balance increases which resulted in the excess cash being put into interest-earning securities.

The decrease in total loans during the six-month period ended June 30, 2011 continued to be the result of the sale of fixed-rate mortgages into the secondary market, pay-downs from commercial borrowers partially due to seasonality, the continued slow recovery of the economy, and a continuation of the soft demand in the Bank’s lending markets.

Components of the increase in deposits include the liquid deposit category (demand, savings, NOW, and money market deposit accounts), which increased $16,480,000 (6.6%), and the time deposit category, which decreased $3,689,000 (2.8%). Croghan strives to maintain a strong interest margin by balancing deposit needs to fund anticipated loan demand and by maintaining the necessary deposit pricing structure.

Stockholders’ equity at June 30, 2011 increased to $59,527,000, or $35.57 book value per common share, compared to $56,513,000, or $33.71 book value per common share, at December 31, 2010. Stockholders’ equity at June 30, 2011 includes accumulated other comprehensive income, consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes. At June 30, 2011, Croghan held $154,388,000 of available-for-sale securities with a net unrealized gain of $2,360,000, net of income taxes, compared to $140,279,000 in available-for-sale securities at December 31, 2010, with a net unrealized gain of $507,000, net of income taxes.

Beginning in February 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through February 1, 2012. Since the inception of the program, a total of 248,791 shares have been repurchased by Croghan. The 240,729 treasury shares held as of June 30, 2011 and the 237,729 shares held as of December 31, 2010 are reported at their acquired cost.

A cash dividend of $.32 per share was declared on June 16, 2011, payable on July 29, 2011 to shareholders of record as of July 15, 2011.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $140,000 (1.6%) for the six-month period ended June 30, 2011, as compared to the same period in 2010. Croghan’s net interest margin decreased to 3.97 percent for the six-month period ended June 30, 2011, compared to 4.05 percent for the same period in 2010. This decrease is attributable to the continued shift in interest-earning assets from loans, which is typically the highest yielding interest-earning asset, to available-for-sale securities. Croghan has been able to somewhat mitigate the decline by reducing its average cost of funds as a result of lower rates on interest-bearing deposits.

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

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Six months ended June 30, 2011	Six months ended June 30, 2010
	(Dollars in thousands)

Provision for loan losses charged to expense	$400	$1,100
Net loan charge-offs	750	250
Annualized net loan charge-offs as a percent of average outstanding loans	.52%	.16%

The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)

Nonaccrual loans	$ 4,761	$ 4,127
Loans contractually past due 90 days or more and still accruing interest	537	586
Restructured loans	4,155	4,665
Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	19,079	15,873

Total potential problem and non-performing loans	$28,532	$25,251

Allowance for loan losses	$ 4,605	$ 4,955

Allowance for loan losses as a percent of period-end loans	1.59%	1.69%

Croghan recognized a $400,000 provision for loan losses for the six-month period ended June 30, 2011, compared to $1,100,000 during the same time period ended June 30, 2010. The 2011 second quarter provision was primarily attributable to a decrease in the average historical loss rates which are used to calculate current loss rates in the loan portfolio.

Total potential problem and non-performing loans, which are summarized in the preceding table increased $3,281,000 (13.0%), to $28,532,000 at June 30, 2011, compared to $25,251,000 at December 31, 2010. At June 30, 2011, as compared to December 31, 2010, nonaccrual loans increased $634,000 and potential problem loans (other than those past due 90 days or more, nonaccrual, or restructured) increased $3,206,000, while favorable components of potential problem and non-performing loans included a $49,000 decrease in loans contractually past due 90 days or more and still accruing interest and a $510,000 decrease in restructured loans,

Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of Croghan’s potential problem loans, totaling $19,079,000 at June 30, 2011, were less than 90 days past due and a majority of these loans are collateralized by an interest in real property.

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)

Potential problem loans not currently past due	$14,735	$ 8,746
Potential problem loans past due one day or more but less than 10 days	212	3,079
Potential problem loans past due 10 days or more but less than 30 days	2,925	3,051
Potential problem loans past due 30 days or more but less than 60 days	711	641
Potential problem loans past due 60 days or more but less than 90 days	496	356

Total potential problem loans	$19,079	$15,873

Total potential problem loans increased $3,206,000 during the first six months of 2011, which resulted primarily from a $5,989,000 increase in the loans not currently past due. This increase was partially offset by a $2,783,000 decrease in the aggregate amount of potential problem loans past due one day but less than 90 days. Total potential problem loans less than 30 days past due totaled $17,872,000 (93.7%) at June 30, 2011, compared to $14,876,000 (93.7%) of such loans at December 31, 2010.

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)

Collateralized by an interest in real property	$18,419	$15,427
Collateralized by an interest in assets other than real property	658	438
Unsecured	2	8

Total potential problem loans	$19,079	$15,873

Management will continue to monitor asset quality trends throughout 2011 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management believes the allowance for loan losses at June 30, 2011 is adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $11,000 (1.2%) for the three-month period ended June 30, 2011, compared to the same period in 2010, and decreased $75,000 (4.3%) for the six-month period ended June 30, 2011, compared to the same period in 2010. During the second quarter of 2011, the Bank had gains on sale of loans of $30,000, which was down compared to $53,000 during the second quarter of 2010, and a decrease of $20,000 in income stemming from service charges on deposit accounts. These decreases were offset by an increase of $37,000 in trust income, and an increase in other income of $25,000. The year-to-date decrease is due to having an Other Than Temporarily Impaired security write down during the first quarter related to one security in the amount of $111,000.

NON-INTEREST EXPENSES

Total non-interest expenses decreased $105,000 (2.9%) for the three-month period ended June 30, 2011, as compared to the same period in 2010, and increased $125,000 (1.7%) for the six-month period ended June 30, 2011, as compared to the same period in 2010. Salaries, wages, and employee benefits increased $18,000 (.9%) between comparable three-month periods and $118,000 (3.0%) between comparable six-month periods. Occupancy of premises expense increased $12,000 (6.1%) between comparable three-month periods and increased $18,000 (4.2%) between comparable six-month periods. Other operating expenses decreased $136,000 (9.5%) between comparable three-month periods and $12,000 (.4%) between comparable six-month periods.

Within the other operating expense category is the FDIC insurance expense. During the six-month period ended June 30, 2011, the FDIC insurance expense was $211,000, compared to $278,000 during the same period in 2010. The decrease resulted from a change in the way the FDIC calculates the expense, starting during the second quarter 2011. The new calculation is based on average asset size rather than domestic deposits, and will continue to be calculated this way going forward. The Bank prepaid the amount of $1,797,000 in December 2009 and had a remaining prepaid balance of $1,058,000 at June 30, 2011. These prepaid assessment amounts are included in other assets of the Corporation. Future quarterly assessments will be charged against the prepaid asset until such time as the prepaid asset has been full expensed, at which point the Bank will resume paying premiums to the FDIC.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $161,000 (73.5%) between comparable three-month periods and $108,000 (22.2%) between comparable six-month periods. The Corporation’s effective tax rate for the six months ended June 30, 2011 was 20.5 percent, compared to 21.4 percent for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Short-term borrowings of federal funds purchased and repurchase agreements averaged $21,719,000 for the six-month period ended June 30, 2011, compared to $20,002,000 for the twelve-month period ended December 31, 2010 and $19,220,000 for the six-month period ended June 30, 2010.

Borrowings from the Federal Home Loan Bank totaled $22,500,000 at June 30, 2011, compared to $35,500,000 at June 30, 2010, and $25,500,000 at December 31, 2010.

Capital expenditures for premises and equipment totaled $258,000 for the six-month period ended June 30, 2011, compared to $407,000 for the same period in 2010. Capital expenditures in 2011 included the purchase of an office building, land, and an ATM in the Tiffin, Ohio market as we look to expand our geographical footprint. Also included in capital expenditures was a new telephone system for our Green Springs banking center, and new roofs for two buildings.

As of June 30, 2011, loan commitments including letters of credit totaled $76,566,000 compared to $73,324,000 at December 31, 2010. Since many of these commitments are expected to expire without being drawn upon, this total does not necessarily represent future cash requirements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The table below includes certain information regarding Croghan’s repurchase of its common shares during the quarterly period ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

04/01/11 through 04/30/11	None	None	None	80,819

05/01/11 through 05/31/11	None	None	None	80,819

06/01/11 through 06/30/11	None	None	None	80,819

(1)	An extension of Croghan’s stock repurchase program commencing February 1, 2011 and ending August 1, 2011 was announced on January 28, 2011, in which up to 83,819 shares may be repurchased (with 3,000 shares purchased in the first quarter of 2011). Another extension of Croghan’s stock repurchase program was approved on July 12, 2011, in which up to 83,669 shares may be repurchased from August 1, 2011 to February 1, 2012.

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

101

The following materials from Croghan Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited); (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2011 and 2010 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text (included with this this filing)*

* Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROGHAN BANCSHARES, INC.
Registrant

Date: July 29, 2011	By:	/s/ Rick M. Robertson
Rick M. Robertson, President and CEO
(Principal Executive Officer)

Date: July 29, 2011	By:	/s/ Kendall W. Rieman
Kendall W. Rieman, Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith

101

The following materials from Croghan Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited); (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2011 and 2010 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text*

* Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

Filed herewith