Form 10-Q
period 2011-09-30
CROGHAN BANCSHARES INC
filed 2011-10-28
CIK 887149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

0-20159

(Commission File Number)

CROGHAN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1073048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

323 Croghan Street, Fremont, Ohio	43420
(Address of principal executive offices)	(Zip Code)

(419) 332-7301

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 1,673,380 common shares, par value $12.50 per share, outstanding as of October 28, 2011.

This document contains 116 pages. The Exhibit Index is on page 36 and 37 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROGHAN BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

	September 30 2011	December 31 2010
	(Dollars in thousands, except par value)
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$10,803	$15,592
Interest-bearing deposits in other banks	6,822	6,264

Total cash and cash equivalents	17,625	21,856

SECURITIES
Available-for-sale, at fair value	172,375	140,279
Held-to-maturity, at amortized cost, fair value of $505 in 2010	0	500
Restricted stock	3,844	3,844

Total securities	176,219	144,623

LOANS	277,226	293,305
Less: Allowance for loan losses	4,864	4,955

Net loans	272,362	288,350

Premises and equipment, net	6,440	6,613
Cash surrender value of life insurance	11,574	11,357
Goodwill	10,430	10,430
Core deposit intangible asset, net	72	115
Accrued interest receivable	2,412	1,980
Other real estate owned	1,745	1,443
Other assets	3,020	2,960

TOTAL ASSETS	$501,899	$489,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$73,527	$61,409
Savings, NOW, and Money Market deposits	202,033	189,412
Time	125,358	133,336

Total deposits	400,918	384,157

Federal funds purchased and securities sold under repurchase agreements	22,280	20,989
Federal Home Loan Bank borrowings	12,500	25,500
Dividends payable	535	536
Other liabilities	3,869	2,032

Total liabilities	440,102	433,214

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	179	179
Retained earnings	42,293	40,050
Accumulated other comprehensive income	3,624	507
Treasury stock, 240,729 shares in 2011 and 237,729 shares in 2010, at cost	(8,225)	(8,149)

Total stockholders’ equity	61,797	56,513

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$501,899	$489,727

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

	Three months ended September 30
	2011	2010
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,313	$4,549
Securities:
Obligations of U.S. Government agencies and corporations	649	668
Obligations of states and political subdivisions	571	444
Other	45	56
Interest on deposits in other banks	5	5

Total interest income	5,583	5,722

INTEREST EXPENSE
Deposits	583	922
Other borrowings	176	349

Total interest expense	759	1,271

Net interest income	4,824	4,451

PROVISION FOR LOAN LOSSES	(100)	150

Net interest income, after provision for loan losses	4,924	4,301

NON-INTEREST INCOME
Gain on sale of loans	25	87
Loss on write down of securities	(283)	0
Gain on sale of securities	149	3
Trust income	260	268
Service charges on deposit accounts	386	374
Other	251	260

Total non-interest income	788	992

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	2,058	2,128
Occupancy of premises	216	200
Amortization of core deposit intangible asset	14	15
Other operating	1,408	1,423

Total non-interest expenses	3,696	3,766

Income before federal income taxes	2,016	1,527

FEDERAL INCOME TAXES	475	310

NET INCOME	$1,541	$1,217

Net income per share, based on 1,673,380 shares in 2011 and 1,685,535 shares in 2010	$0.92	$0.72

Dividends declared per share	$0.32	$0.32

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

	Nine months ended September 30
	2011	2010
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$12,564	$13,763
Securities:
Obligations of U.S. Government agencies and corporations	2,002	2,023
Obligations of states and political subdivisions	1,641	1,212
Other	144	165
Interest on deposits in other banks	11	16

Total interest income	16,362	17,179

INTEREST EXPENSE
Deposits	1,991	2,873
Other borrowings	587	1,035

Total interest expense	2,578	3,908

Net interest income	13,784	13,271

PROVISION FOR LOAN LOSSES	300	1,250

Net interest income, after provision for loan losses	13,484	12,021

NON-INTEREST INCOME
Gain on sale of loans	94	170
Loss on write down of securities	(394)	0
Gain on sale of securities	149	11
Trust income	841	783
Service charges on deposit accounts	1,052	1,067
Other	710	700

Total non-interest income	2,452	2,731

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	6,159	6,111
Occupancy of premises	658	624
Amortization of core deposit intangible asset	43	43
Other operating	4,159	4,186

Total non-interest expenses	11,019	10,964

Income before federal income taxes	4,917	3,788

FEDERAL INCOME TAXES	1,069	796

NET INCOME	$3,848	$2,992

Net income per share, based on 1,673,907 shares in 2011 and 1,696,795 shares in 2010	$2.30	$1.76

Dividends declared per share	$0.96	$0.96

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended September 30
	2011	2010
	(Dollars in thousands, except per share data)
BALANCE AT BEGINNING OF PERIOD	$59,527	$56,852

Comprehensive Income:
Net income	1,541	1,217
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	1,264	787

Total comprehensive income	2,805	2,004

Purchase treasury shares of 10,921 in 2010	—	(277)

Cash dividends declared, $.32 per share in 2011 and 2010	(535)	(538)

BALANCE AT END OF PERIOD	$61,797	$58,041

	Nine months ended September 30
	2011	2010
	(Dollars in thousands, except per share data)
BALANCE AT BEGINNING OF PERIOD	$56,513	$56,127

Comprehensive Income:
Net income	3,848	2,992
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	3,117	1,360

Total comprehensive income	6,965	4,352

Purchase treasury shares, 3,000 in 2011 and 32,497 in 2010	(76)	(813)

Cash dividends declared, $.96 per share in 2011 and 2010	(1,605)	(1,625)

BALANCE AT END OF PERIOD	$61,797	$58,041

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2011	2010
	(Dollars in thousands)
NET CASH FLOW FROM OPERATING ACTIVITIES	$6,973	$4,932

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	26,312	16,577
Proceeds from sale of available-for-sale securities	4,005	1,996
Purchases of available-for-sale securities	(58,991)	(41,215)
Net decrease in loans	14,486	20,240
Additions to premises and equipment	(386)	(447)

Net cash from investing activities	(14,574)	(2,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	16,761	9,022
Net change in federal funds purchased and securities sold under repurchase agreements	1,291	6,817
Net change in borrowed funds	(13,000)	0
Cash dividends paid	(1,606)	(1,635)
Purchase of treasury stock	(76)	(813)
Payment of deferred compensation	0	(72)

Net cash from financing activities	3,370	13,319

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,231)	15,402

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,856	16,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,625	$32,126

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,808	$5,097

Federal income taxes	$490	$1,311

NON-CASH OPERATING ACTIVITY:
Change in deferred income taxes on net unrealized gain on available-for-sale securities	$(1,606)	$(700)

NON-CASH INVESTING ACTIVITY:
Change in net unrealized gain on available-for-sale securities	$4,723	$2,060

NON-CASH OPERATING AND INVESTING ACTIVITY:
Transfer of loans to other real estate owned	$1,393	$739

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Notes to Consolidated Financial Statements

September 30, 2011

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted. The Corporation’s Annual Report to shareholders for the year ended December 31, 2010 (the “2010 Annual Report), contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended September 30, 2011, are not necessarily indicative of the operating results for the full year.

Management evaluated subsequent events through October 28, 2011, the date the financial statements were issued. Events or transactions occurring after September 30, 2011, but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2011, have been recognized in the consolidated financial statements for the period ended September 30, 2011. Events or transactions that provided evidence about conditions that arose before the financial statements were issued, but did not exist at September 30, 2011, have not been recognized in the financial statements for the period ended September 30, 2011.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In April 2011, The Financial Accounting Standards Board (FASB) issued ASU 2011-02, A Creditors Determination of whether a Restructuring Is a Troubled Debt Restructuring. The new guidance clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of accounting principles generally accepted in the United States of America. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Additionally, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. Management has determined there has been no significant change in the amount of its loan modifications or restructurings classified as TDR as a result of clarification provided in ASU 2011-02

ASU 2011-01, Deferral of the Effective Date of Disclosures about TDR in Update No. 2010-20, deferred additional disclosures regarding TDR required by ASU 2010-20 until ASU 2011-02 was issued. For interim and annual periods beginning after June 15, 2011, entities are required to enhance existing disclosures about the allowance for credit losses and the credit quality of financing receivables to include, at minimum, the nature and extent of a creditor’s TDR and financing receivables modified as TDR retrospectively to the beginning of the annual period of adoption.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement, amending ASC topic 820 which eliminates terminology difference between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS) on the measurement of fair value and the related fair value disclosures. While largely consistent with existing fair value measurement principles and disclosures, the changes were made as part of the continuing efforts to converge GAAP and IFRS. The adoption of this guidance is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income, amending ASC topic 220 to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the guidance requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The guidance is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, amending topic 350 to provide the option of a qualitative approach to test goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC topic 350. The entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted for annual or interim periods that have not yet been issued. The Corporation has not yet determined whether to early adopt the amendment and it is not expected to have a significant impact on the Corporation’s financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Dollars in thousands)
FINANCIAL ASSETS

Cash and cash equivalents	$17,625	$17,625	$21,856	$21,856
Securities	176,219	176,219	144,623	144,628
Loans, net	272,362	274,129	288,350	290,603

Total	$466,206	$467,973	$454,829	$457,087

FINANCIAL LIABILITIES

Deposits	$400,918	$402,646	$384,157	$386,087
Federal funds purchased and securities sold under repurchase agreements	22,280	22,280	20,989	20,989
Federal Home Loan Bank borrowings	12,500	13,471	25,500	26,359

Total	$435,698	$438,397	$430,646	$433,435

The preceding summary does not include accrued interest receivable, cash surrender value of life insurance, dividends payable, and other liabilities which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.

The Bank also has unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit. The contract amount of such financial instruments was $76,359,000 at September 30, 2011 and $73,324,000 at December 31, 2010. Since many of these commitments are expected to expire without being drawn upon, this total does not necessarily represent future cash requirements.

The following methods and assumptions were used to estimate fair value of each class of financial instruments:

Cash and Cash Equivalents

Fair value is determined to be the carrying amount for these items because they represent cash or cash equivalents that mature in 90 days or less and do not represent unanticipated credit concerns.

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

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy due to the lack of observable quotes in inactive markets for those instruments at September 30, 2011 and December 31, 2010.

The following summarizes financial assets (there were no financial liabilities) measured at fair value as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
		(Dollars in thousands)
September 30, 2011
Recurring:
Securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$—	$99,569	$—	$99,569
Obligations of states and political subdivisions	—	72,456	—	72,456
Other	—	350	—	350

Total	$—	$172,375	$—	$172,375

Nonrecurring:
Other real estate owned	$—	$—	$1,745	$1,745
Impaired loans	—	—	17,008	17,008

Total	$—	$—	$18,753	$18,753

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
		(Dollars in thousands)
December 31, 2010
Recurring:
Securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$—	$83,006	$—	$83,006
Obligations of states and political subdivisions	—	56,923	—	56,923
Other	—	350	—	350

Total	$—	$140,279	$—	$140,279

Nonrecurring:
Other real estate owned	$—	$—	$1,443	$1,443
Impaired loans	—	—	16,041	16,041

Total	$—	$—	$17,484	$17,484

The following summarizes the changes in other real estate loans measured at fair value on a nonrecurring basis as follows (dollars in thousands):

Balance as of December 31, 2010	$1,443

Transfer of loans	1,393
Impairment	(267)
Net proceeds from sales	(792)
Gain on sales	16
Loss on sales	(48)

Balance as of September 30, 2011	$1,745

The following summarizes the changes in impaired loans measured at fair value on a nonrecurring basis as follows (dollars in thousands):

Balance as of December 31, 2010	$16,041

Net changes in impaired loans	3,713
Charge off of principal	(1,090)
Net principal payments and advances	(1,656)

Balance as of September 30, 2011	$17,008

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation did not have any securities classified as Level 1 or Level 3 at September 30, 2011 and December 31, 2010.

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

NOTE 5 – SECURITIES

Amortized cost and fair value on securities were as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value
Obligations of U.S. Government agencies and corporations	$97,920	$99,569	$81,845	$83,006

Obligations of states and political subdivisions	68,613	72,456	57,316	56,923

Other	350	350	350	350

Total available-for-sale	166,883	172,375	139,511	140,279

Held-to-maturity – corporate debt obligation	—	—	500	505

Restricted stock	3,844	3,844	3,844	3,844

Total	$170,727	$176,219	$143,855	$144,628

Gross unrealized gains and losses on securities were as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Gross	Gross	Gross	Gross
	unrealized gains	unrealized losses	unrealized gains	unrealized losses
Obligations of U.S. Government agencies and corporations	$2,209	$560	$1,558	$396

Obligations of states and political subdivisions	3,862	19	725	1,119

Total available-for-sale	6,071	579	2,283	1,515

Held-to-maturity – corporate debt obligation	—	—	5	—

Total	$6,071	$579	$2,288	$1,515

NOTE 6 – LOANS

The following presents the balances and activity in the allowance for loan losses for the period ended September 30, 2011 (dollars in thousands):

	Commercial	Residential real estate	Non- residential real estate	Construction real estate	Consumer	Credit card	Total
Balance at December 31, 2010	$542	$1,857	$2,049	$347	$85	$75	$4,955
Provision charged to expense	(212)	310	188	(8)	11	11	300
Losses charged off	(56)	(460)	(628)	—	(34)	(31)	(1,209)
Recoveries	196	72	523	—	20	7	818

Balance at September 30, 2011	$470	$1,779	$2,132	$339	$82	$62	$4,864

The following presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011:

			Non-
		Residential	residential	Construction
		real	real	real		Credit
	Commercial	estate	estate	estate	Consumer	card	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$535	$685	$211	$—	$—	$1,431
Collectively evaluated for impairment	470	1,244	1,447	128	82	62	3,433

Total	$470	$1,779	$2,132	$339	$82	$62	$4,864

Loans:
Loans individually evaluated for impairment	$710	$2,943	$12,116	$1,239	$—	$—	$17,008
Loans collectively evaluated for impairment	20,859	103,713	119,007	3,496	10,798	2,345	260,218

Total	$21,569	$106,656	$131,123	$4,735	$10,798	$2,345	$277,226

The following represents loans individually evaluated for impairment by class of loans as of September 30, 2011 (dollars in thousands):

	Unpaid principal balance	Recorded investment	Allowance for loan loss allocated
With no related allowance recorded:
Agricultural loans	$—	$—	$—
Commercial loans	688	688	—
Commercial overdraft LOC	22	22	—
Commercial non-profit/political subdivisions	—	—	—
Open-end home equity	20	20	—
1 – 4 family real estate (1st mortgages)	730	701	—
1 – 4 family real estate (Jr. mortgages)	77	77	—
Multifamily real estate	—	—	—
Farm real estate	—	—	—
Non-farm/non-residential real estate	8,732	8,732	—
Construction real estate	—	—	—
Consumer loans – vehicle	—	—	—
Consumer overdraft LOC	—	—	—
Consumer loans – mobile home	—	—	—
Consumer loans – home improvement	—	—	—
Consumer loans – other	—	—	—
MasterCard/VISA	—	—	—
With an allowance recorded:
Agricultural loans	—	—	—
Commercial loans	—	—	—
Commercial overdraft LOC	—	—	—
Commercial non-profit/political subdivisions	—	—	—
Open-end home equity	17	17	17
1 – 4 family real estate (1st mortgages)	2,286	1,987	461
1 – 4 family real estate (Jr. mortgages)	141	141	57
Multifamily real estate	—	—	—
Farm real estate	—	—	—
Non-farm/non-residential real estate	3,584	3,384	685
Construction real estate	1,709	1,239	211
Consumer loans – vehicle	—	—	—
Consumer overdraft LOC	—	—	—
Consumer loans – mobile home	—	—	—
Consumer loans – home improvement	—	—	—
Consumer loans – other	—	—	—
MasterCard/VISA	—	—	—

Total	$18,006	$17,008	$1,431

The Bank categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank uses the following definitions for risk ratings:

•

Special Mention – Loans classified as special mention possess some credit deficiency or potential weakness that deserves close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk of losses in the future.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following presents loans as of September 30, 2011 that are collectively evaluated for impairment and are considered not impaired. Investments in each category found below do not include loans that are deemed impaired and analyzed individually for impairment which were presented previously (dollars in thousands):

	Pass	Special Mention	Sub-standard	Doubtful	Not rated
Agricultural loans	$2,939	$—	$—	$—	$—
Commercial loans	16,490	227	3	—	—
Commercial overdraft LOC	—	—	—	—	194
Commercial non-profit/political subdivisions	1,006	—	—	—	—
Open-end home equity	21,885	585	186	—	—
1 – 4 family real estate (1st mortgages)	73,342	1,491	2,435	—	—
1 – 4 family real estate (Jr. mortgages)	3,469	39	281	—	—
Multifamily real estate	6,063	—	2,555	—	—
Farm real estate	8,832	63	—	—	—
Non-farm/non-residential real estate	83,121	12,987	5,386	—	—
Construction real estate	2,534	—	962	—	—
Consumer loans – vehicle	2,892	4	7	—	—
Consumer overdraft LOC	—	—	—	—	133
Consumer loans – mobile home	796	18	—	—	—
Consumer loans – home improvement	192	—	—	—	—
Consumer loans – other	6,711	27	18	—	—
MasterCard/VISA	—	—	—	—	2,345

Total	$230,272	$15,441	$11,833	$0	$2,672

The following presents the recorded investment by class of loans which are not on nonaccrual and have collectively been evaluated for impairment (dollars in thousands):

	30-89 days past due	90+ days past due	Total past due	Not past due	Total
Agricultural loans	$—	$—	$—	$2,939	$2,939
Commercial loans	6	—	6	16,714	16,720
Commercial overdraft LOC	—	—	—	194	194
Commercial non-profit/political subdivisions		—	—	1,006	1,006
Open-end home equity	336	—	336	22,320	22,656
1 – 4 family real estate (1st mortgages)	2,087	319	2,406	74,862	77,268
1 – 4 family real estate (Jr. mortgages)	9	—	9	3,780	3,789
Multifamily real estate	—	—	—	8,618	8,618
Farm real estate	—	—	—	8,895	8,895
Non-farm/non-residential real estate	62	—	62	101,432	101,494
Construction real estate	—	—	—	3,496	3,496
Consumer loans – vehicle	20	—	20	2,883	2,903
Consumer overdraft LOC	3	—	3	130	133
Consumer loans – mobile home	—	—	—	814	814
Consumer loans – home improvement	—	—	—	192	192
Consumer loans – other	77	10	87	6,669	6,756
MasterCard/VISA	133	9	142	2,203	2,345

Total	$2,733	$338	$3,071	$257,147	$260,218

The following presents the recorded investment in loans past due 90 days or more still accruing, nonaccrual, and Troubled Debt Restructurings (TDR) by class as of September 30, 2011(dollars in thousands):

	Loans past due 90+ days and still accruing	Nonaccrual	TDR
Agricultural loans	$—	$—	$—
Commercial loans	—	34	67
Commercial overdraft LOC	—	—	—
Commercial non-profit/political subdivisions	—	—	—
Open-end home equity	—	37	—
1 – 4 family real estate (1st mortgages)	319	2,345	467
1 – 4 family real estate (Jr. mortgages)	—	113	105
Multifamily real estate	—	—	—
Farm real estate	—	—	—
Non-farm/non-residential real estate	—	1,096	3,520
Construction real estate	—	1,239	871
Consumer loans – vehicle	—	—	—
Consumer overdraft LOC	—	—	—
Consumer loans – mobile home	—	—	—
Consumer loans – home improvement	—	—	—
Consumer loans – other	10	—	—
MasterCard/VISA	9	—	—

Total	$338	$4,864	$5,030

The following presents the recorded investment in TDR loans by class, which occurred during the quarter ended September 30, 2011 (dollars in thousands):

	Number of Contracts	Recorded Investment	Allowance for loan losses allocated
Agricultural loans	—	$—	$—
Commercial loans	1	67	—
Commercial overdraft LOC	—	—	—
Commercial non-profit/political subdivisions	—	—	—
Open-end home equity	—	—	—
1 – 4 family real estate (1st mortgages)	3	184	85
1 – 4 family real estate (Jr. mortgages)	—	—	—
Multifamily real estate	—	—	—
Farm real estate	—	—	—
Non-farm/non-residential real estate	3	537	168
Construction real estate	—	—	—
Consumer loans – vehicle	—	—	—
Consumer overdraft LOC	—	—	—
Consumer loans – mobile home	—	—	—
Consumer loans – home improvement	—	—	—
Consumer loans – other	—	—	—
MasterCard/VISA	—	—	—

Total	7	$788	$253

During the nine-month period ended September 30, 2011, there was $253,000 that resulted from TDR loans and was factored into the Allowance for Loan Losses. Of that amount, $168,000 was in the multifamily real estate category and $85,000 was in the residential real estate category.

Within the TDR loan portfolio, four of the loan modifications resulted in delaying a portion of principal payments which results in a balloon payment of interest and principal at the maturity of the loan. The other three loans, all of which belonged to the same borrower, had a restructured rate that increased, due to collateral depletion; this caused an increase to interest income of approximately $6,000.

NOTE 7 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the nine-month periods ended September 30, 2011 and 2010 were as follows (dollars in thousands):

	2011	2010
Unrealized gains on available-for-sale securities	$5,492	$3,642
Tax effect	1,868	1,238

Net-of-tax amount	$3,624	$2,404

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

The Corporation issued 28,869 stock options during the three-month period ended June 30, 2011. The following summarizes stock option activity for the first nine months of 2011:

Outstanding, January 1, 2011	0
Granted	28,869
Exercised	0

Outstanding, September 30, 2011	28,869

Exercisable, September 30, 2011	0

The fair value of options granted is estimated at the date of grant using the Black Scholes option pricing model. The following shows the weighted-average fair value of options granted and the assumptions used in calculating that value for the years indicated:

2011
Weighted-average fair value of options granted	$3.62
Average dividend yield	5.0%
Expected volatility	25%
Risk-free interest rate	2.85%
Expected term (in years)	8

Compensation expense related to options granted in 2011, which is included in salaries and wages in the consolidated statements of income for the nine months ended September 30, 2011, amounted to $35,000. Compensation expense is recognized over the three year vesting period of the options. As of September 30, 2011, there is $70,000 of unrecognized compensation expense expected to be recognized over the vesting period.

NOTE 9 – MULTI-BRANCH ACQUISITION

On August 31, 2011, the Bank entered into a Purchase and Assumption Agreement (the “P&A Agreement”) with The Home Savings and Loan Company of Youngstown, Ohio (“Home Savings”), an Ohio chartered stock savings bank and a wholly-owned subsidiary of United Community Financial Corp., to purchase certain assets and assume certain liabilities of four retail banking branches of Home Savings located in Tiffin (two banking centers), Fremont, and Clyde, Ohio. Under the terms of the P&A Agreement, the Bank will assume approximately $112 million in deposits and purchase the fixed assets of the branches. In addition, the Bank will purchase performing consumer and residential loans associated with the branches, which totaled approximately $28 million as of June 30, 2011. The Bank has agreed to pay a 4.0% premium on all non-public, non-jumbo, and non-brokered deposits. The Bank’s acquisition of the Home Savings branches is expected to close in the fourth quarter of 2011, subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions.

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

PERFORMANCE SUMMARY

Net income for the three-month period ended September 30, 2011 was $1,541,000, or $.92 per common share, compared to $1,217,000, or $.72 per common share, for the same period in 2010. Net income for the nine-month period ended September 30, 2011 was $3,848,000, or $2.30 per common share, compared to $2,992,000, or $1.76 per common share, for the same period in 2010. The results for the third quarter 2011 compared to the third quarter 2010 were positively impacted by an increase of $373,000 in net interest income, a $250,000 decrease in the provision for loan losses, and a decrease of $70,000 in non-interest expenses. Results for the third quarter were adversely impacted by a $204,000 decrease in non-interest income and an $165,000 increase to the provision for federal income taxes.

Assets at September 30, 2011 totaled $501,899,000, compared to $489,727,000 at December 31, 2010. Total cash and cash equivalents decreased $4,231,000 to $17,625,000 during the nine-month period ended September 30, 2011, and total securities increased $31,596,000 to $176,219,000 at September 30, 2011. Total loans decreased $16,079,000 to $277,226,000 at September 30, 2011, from $293,305,000 at 2010 year end. Total deposits increased $16,761,000 to $400,918,000 at September 30, 2011, from $384,157,000 at 2010 year end.

FINANCIAL POSITION

The following comments are based upon a comparison of Croghan’s financial position at September 30, 2011 to December 31, 2010.

Total cash and cash equivalents decreased $4,231,000 (19.4%) and total securities increased $31,596,000 (21.8%) during the nine-month period ended September 30, 2011. Total loans decreased $16,079,000 (5.5%) to $277,226,000 at September 30, 2011, compared to $293,305,000 at December 31, 2010. During the same period, deposits increased $16,761,000 (4.4%) to $400,918,000 at September 30, 2011, compared to $384,157,000 at December 31, 2010.

The increase in securities during the nine-month period ended September 30, 2011 primarily resulted from purchases of available-for sale securities of $58,991,000, with maturities during the period of $26,312,000. There were security sales of $4,005,000 during the period, which resulted in gains of $149,000. Securities purchases were a direct result of the continued loan balance decline and deposit balance increases which resulted in the excess cash being put into interest-earning securities. The funds from the sales of securities were used to purchase more securities which allowed a redistribution of our maturity buckets.

The decrease in total loans during the nine-month period ended September 30, 2011 continued to be the result of the sale of fixed-rate mortgages into the secondary market, pay-downs and payoffs from commercial borrowers, and the soft demand in the Bank’s lending markets resulting from a continuation of a sluggish economy.

Components of the increase in deposits include the liquid deposit category (demand, savings, NOW, and money market deposit accounts), which increased $24,739,000 (9.9%), and the time deposit category, which decreased $7,978,000 (6.0%). Croghan strives to maintain a strong interest margin by balancing deposit needs to fund anticipated loan demand and by maintaining the necessary deposit pricing structure.

Stockholders’ equity at September 30, 2011 increased to $61,797,000, or $36.93 book value per common share, compared to $56,513,000, or $33.71 book value per common share, at December 31, 2010. Stockholders’ equity at September 30, 2011 includes accumulated other comprehensive income, consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes. At September 30, 2011, Croghan held $172,375,000 of available-for-sale securities with a net unrealized gain of $3,624,000, net of income taxes, compared to $140,279,000 in available-for-sale securities at December 31, 2010, with a net unrealized gain of $507,000, net of income taxes.

Beginning in February 2002, Croghan instituted a stock buy-back program, which has subsequently been extended through February 1, 2012. Since the inception of the program, a total of 248,791 shares have been repurchased by Croghan. The 240,729 treasury shares held as of September 30, 2011 and the 237,729 shares held as of December 31, 2010 are reported at their acquired cost.

A cash dividend of $.32 per share was declared on September 13, 2011, payable on October 31, 2011 to shareholders of record as of October 14, 2011.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $513,000 (3.9%) for the nine-month period ended September 30, 2011, as compared to the same period in 2010. Croghan’s net interest margin increased to 4.05 percent for the nine-month period ended September 30, 2011, compared to 4.04 percent for the same period in 2010. The increase in net interest income resulted from the Bank recognizing interest of $206,000 which was paid off and collected during the third quarter on a loan that had been on non-accrual. Also contributing to the increase is the continued reduction in average cost of funds, and, as a result, lower rates on interest-bearing deposits. This reduction is offset by the decrease in loans and the increase in available-for-sale securities which are lower yielding assets.

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

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010
	(Dollars in thousands)
Provision for loan losses charged to expense	$300	$1,250
Net loan charge-offs	391	519
Annualized net loan charge-offs as a percent of average outstanding loans	.19%	.23%

The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans, excluding TDR nonaccrual	$3,870	$4,127

Loans contractually past due 90 days or more and still accruing interest	338	586

TDR- Accruing	4,036	4,665
TDR- Nonaccrual	994	—

Total TDR	5,030	4,655

Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	19,930	15,873

Total potential problem and non-performing loans	$29,168	$25,251

Allowance for loan losses	$4,864	$4,955

Allowance for loan losses as a percent of period-end loans	1.75%	1.69%

During the quarter, Croghan recognized a $754,000 recovery to the allowance for loan losses on a loan previously charged off in the fourth quarter of 2009. As a result of this recovery, Croghan recognized a negative $100,000 provision for loan losses for the three-month period and a $300,000 provision for loan losses for the nine-month period ended September 30, 2011, compared to $150,000 and $1,250,000 during the same time periods ended September 30, 2010. Also, during the quarter, there were new charge-offs of $426,000, which also contributed to this quarter’s allowance for loan loss calculation.

Total potential problem and non-performing loans, which are summarized in the preceding table, increased $3,917,000 (15.5%), to $29,168,000 at September 30, 2011, compared to $25,251,000 at December 31, 2010. At September 30, 2011, as compared to December 31, 2010, nonaccrual loans including TDR nonaccrual increased $737,000 and potential problem loans (other than those past due 90 days or more, nonaccrual, or restructured) increased $4,057,000, while favorable components of potential problem and non-performing loans included a $248,000 decrease in loans contractually past due 90 days or more and still accruing interest and a $629,000 decrease in accruing TDR loans.

Croghan typically classifies a loan as a potential problem loan, regardless of its collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of Croghan’s potential problem loans, totaling $19,930,000 at September 30, 2011, were less than 90 days past due and a majority of these loans are collateralized by an interest in real property.

The following table provides additional detail pertaining to the aging of Croghan’s potential problem loans as of the dates noted:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Potential problem loans not currently past due	$15,485	$8,746
Potential problem loans past due one day or more but less than 10 days	3,300	3,079
Potential problem loans past due 10 days or more but less than 30 days	220	3,051
Potential problem loans past due 30 days or more but less than 60 days	412	641
Potential problem loans past due 60 days or more but less than 90 days	513	356

Total potential problem loans	$19,930	$15,873

Total potential problem loans increased $4,057,000 during the first nine months of 2011, which resulted primarily from a $6,739,000 increase in the loans not currently past due. This increase was partially offset by a $2,682,000 decrease in the aggregate amount of potential problem loans past due one day but less than 90 days. Total potential problem loans less than 30 days past due totaled $19,005,000 (95.4% of total potential problem loans) at September 30, 2011, compared to $14,876,000 (93.7% of total potential problem loans) of such loans at December 31, 2010.

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Collateralized by an interest in real property	$19,325	$15,427
Collateralized by an interest in assets other than real property	604	438
Unsecured	1	8

Total potential problem loans	$19,930	$15,873

Management will continue to monitor asset quality trends throughout 2011 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management believes the allowance for loan losses at September 30, 2011 is adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.

NON-INTEREST INCOME

Total non-interest income decreased $204,000 (20.6%) for the three-month period ended September 30, 2011, compared to the same period in 2010, and decreased $279,000 (10.2%) for the nine-month period ended September 30, 2011, compared to the same period in 2010. During the third quarter of 2011, the Bank had gains on sales of securities of $149,000 compared to $3,000 in 2010 and an increase of $12,000 in income stemming from service charges on deposit accounts. During the third quarter, the Bank had a write down from an Other Than Temporarily Impaired security of $283,000, and for the year, a write down of $394,000. This was a result of one municipal security that the Bank continues to monitor. Other decreases during the third quarter were gains on sale of loans which decreased $62,000, to $25,000, trust income decreased $8,000 to $260,000, and other income decreased $9,000 to $251,000.

NON-INTEREST EXPENSES

Total non-interest expenses decreased $70,000 (1.9%) for the three-month period ended September 30, 2011, as compared to the same period in 2010, and increased $55,000 (.5%) for the nine-month period ended September 30, 2011, as compared to the same period in 2010. Salaries, wages, and employee benefits decreased $70,000 (3.3%) between comparable three-month periods and increased $48,000 (.8%) between comparable nine-month periods. Occupancy of premises expense increased $16,000 (8.0%) between comparable three-month periods and $34,000 (5.4%) between comparable nine-month periods. Other operating expenses decreased $15,000 (1.1%) between comparable three-month periods and $27,000 (.6%) between comparable nine-month periods.

Within the other operating expense category is the FDIC insurance expense. During the nine-month period ended September 30, 2011, the FDIC insurance expense was $293,000, compared to $399,000 during the same period in 2010. The decrease resulted from a change in the way the FDIC calculates the expense, starting during the second quarter 2011. The new calculation is based on average asset size rather than domestic deposits, and will continue to be calculated this way going forward. The Bank prepaid the amount of $1,797,000 in December 2009 and had a remaining prepaid balance of $976,000 at September 30, 2011. These prepaid assessment amounts are included in other assets of the Corporation. Future quarterly assessments will be charged against the prepaid asset until such time as the prepaid asset has been full expensed, at which point the Bank will resume paying premiums to the FDIC.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense increased $165,000 (53.2%) between comparable three-month periods and $273,000 (34.3%) between comparable nine-month periods. The Corporation’s effective tax rate for the nine months ended September 30, 2011 was 21.8 percent, compared to 21.0 percent for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Short-term borrowings of federal funds purchased and repurchase agreements averaged $22,514,000 for the nine-month period ended September 30, 2011, compared to $20,002,000 for the twelve-month period ended December 31, 2010 and $19,275,000 for the nine-month period ended September 30, 2010.

Borrowings from the Federal Home Loan Bank totaled $12,500,000 at September 30, 2011, compared to $35,500,000 at September 30, 2010, and $25,500,000 at December 31, 2010.

Capital expenditures for premises and equipment totaled $386,000 for the nine-month period ended September 30, 2011, compared to $447,000 for the same period in 2010. Capital expenditures in 2011 included the purchase of an office building, land, and an ATM in Tiffin, Ohio. Also included in capital expenditures was a new telephone system for our Green Springs banking center, new roofs for two buildings, and new blacktop for one banking center lot.

As of September 30, 2011, loan commitments including letters of credit totaled $76,359,000 compared to $73,324,000 at December 31, 2010. Since many of these commitments are expected to expire without being drawn upon, this total does not necessarily represent future cash requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk from the information provided in the 2010 Form 10-K.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The table below includes certain information regarding Croghan’s repurchase of its common shares during the quarterly period ended September 30, 2011:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
07/01/11 through 07/31/11	None	None	None	80,819

08/01/11 through 08/31/11	None	None	None	83,669

09/01/11 through 09/30/11	None	None	None	83,669

(1)	An extension of Croghan’s stock repurchase program commencing February 1, 2011 and ending August 1, 2011 was announced on January 28, 2011, in which up to 83,819 shares were authorized to be repurchased (with 3,000 shares purchased in the first quarter of 2011). Another extension of Croghan’s stock repurchase program was approved on July 12, 2011, in which up to 83,669 shares were authorized to be repurchased from August 1, 2011 to February 1, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. [RESERVED]

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description and Exhibit Location

*2.1	Purchase and Assumption Agreement, dated as of August 31, 2011, between The Croghan Colonial Bank and The Home Savings and Loan Company of Youngstown, Ohio (included with this filing)**

*10.1	Amendment to Employment Agreement, dated as of July 21, 2011, between The Croghan Colonial Bank and Rick M. Robertson (included with this filing)

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer (included with this filing)

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer (included with this filing)

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer (included with this filing)

101	The following materials from Croghan Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited); (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2011 and 2010 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text (included with this filing)*

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.
**	The schedules referenced in the Purchase and Assumption Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Croghan Bancshares, Inc., hereby agrees to furnish supplementally a copy of any such omitted schedules to the Purchase and Assumption Agreement to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROGHAN BANCSHARES, INC. Registrant

Date: October 28, 2011	By:	/s/ Rick M. Robertson
Rick M. Robertson, President and CEO
(Principal Executive Officer)

Date: October 28, 2011	By:	/s/ Kendall W. Rieman
Kendall W. Rieman, Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

*2.1	Purchase and Assumption Agreement, dated as of August 31, 2011, between The Croghan Colonial Bank and The Home Savings and Loan Company of Youngstown, Ohio**	Filed herewith

*10.1	Amendment to Employment Agreement, dated July 21, 2011, between The Croghan Colonial Bank and Rick M. Robertson	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith

EXHIBIT INDEX (Continued)

101	The following materials from Croghan Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited); (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2011 and 2010 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text*	Filed herewith

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.
**	The schedules referenced in the Purchase and Assumption Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Croghan Bancshares, Inc., hereby agrees to furnish supplementally a copy of any such omitted schedules to the Purchase and Assumption Agreement to the Securities and Exchange Commission upon its request.