Form 10-K
period 2011-12-31
CROGHAN BANCSHARES INC
filed 2012-03-29
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011.

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

Yes [  ]   No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: The aggregate market value of the Registrant’s common shares, par value $12.50 per share, held by non-affiliates as of June 30, 2011, based on the closing price quoted on the OTC Bulletin Board on such date was $38,543,595.

The Registrant had 1,673,380 common shares, par value $12.50 per share, outstanding as of February 29, 2012.

This Annual Report on Form 10K contains 116 pages. The Exhibit Index is on pages 36 through 38 and also immediately preceding the filed exhibits on pages 31 through 34.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 (the “2011 Annual Report to Shareholders”) are incorporated by reference into PART II of this Annual Report on Form 10-K.

2.	Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 8, 2012 (the “2012 Proxy Statement”) are incorporated by reference into PART III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

Croghan Bancshares, Inc. (the “Corporation”), was organized under the laws of the State of Ohio on September 27, 1983, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As the result of a reorganization effective in 1984, the Corporation acquired all of the voting shares of The Croghan Colonial Bank (the “Bank”), an Ohio chartered bank organized in 1888. The Bank is the only direct subsidiary of the Corporation and substantially all of the Corporation’s operations are conducted through the Bank. The Bank has one wholly-owned insurance company subsidiary, Croghan Insurance Agency LLC (“Croghan Insurance”), which was organized on August 21, 2009 as an Ohio limited liability company for the purpose of allowing the Bank to participate in certain commission revenue generated through its third party insurance agreement. The principal offices of the Corporation, the Bank, and Croghan Insurance are located at 323 Croghan Street, Fremont, Ohio. The Bank operates 13 Ohio branch offices, including one in Bellevue, one in Clyde, one in Custar, four in Fremont, one in Green Springs, one in Monroeville, one in Norwalk, one in Port Clinton, and two in Tiffin.

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

Through the Bank, the Corporation operates in one industry segment – the commercial banking industry. The Bank conducts a general banking business embracing the usual functions of commercial, retail, and savings banking, including time, savings, money market and demand deposits; commercial, industrial, agricultural, real estate, consumer installment, and credit card lending; safe deposit box rental; automatic teller machines; trust department services; and other services tailored for individual customers. The Bank originates and services secured and unsecured loans to individuals, firms, and corporations. Direct loans are made to individuals and installment obligations are purchased from retailers, both with and without recourse. The Bank makes a variety of residential, industrial, commercial, and agricultural loans secured by real estate, including interim construction financing. Additionally, investment products bearing no Federal Deposit Insurance Corporation (“FDIC”) insurance are offered through the Bank’s Trust and Investment Services Division.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K which are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “believes”, “anticipates”, “targets”, “plans”, “will”, “would”, “should”, “could”, and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such difference include, but are not limited to, the factors discussed under “ITEM 1A – RISK FACTORS” beginning on page 23 of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made and, except as required by law, the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to the Corporation or any person acting on its behalf are qualified by these cautionary statements.

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

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	December 31,
	2011	2010	2009	2008	2007

	(Dollars in thousands)
Type of Loan: (1)
Commercial, financial, and agricultural (2)	$28,963	$21,576	$27,311	$32,566	$38,057
Real estate – mortgage	253,865	254,371	276,416	289,502	282,407
Real estate – construction	5,237	4,084	5,828	9,952	11,427
Consumer	11,203	10,676	12,333	14,843	15,838
Credit card and other	2,697	2,598	2,596	2,570	2,785

	$301,965	$293,305	$324,484	$349,433	$350,514

(1)	The Bank made no foreign loans in 2011, 2010, 2009, 2008, or 2007.

(2)	Lease financing receivables included in commercial, financial, and agricultural, were $311,000 in 2011, $650,000 in 2010, $859,000 in 2009, $1,065,000 in 2008, and $1,268,000 in 2007.

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2011, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges after 2011:

	Maturing
		After one
	Within	but within	After
	one year	five years	five years	Total

	(Dollars in thousands)

Commercial, financial, and agricultural	$3,626	$14,108	$11,229	$28,963
Real estate – construction	748	1,791	2,698	5,237

Total	$4,374	$15,899	$13,927	$34,200

	Interest
	Sensitivity
	Fixed	Variable
	Rate	Rate

	(Dollars in thousands)

Due after one but within five years	$14,117	$1,782
Due after five years	1,112	12,815

	$15,229	$14,597

The above maturity information is based on the contract terms at December 31, 2011, and does not include any possible “rollover” at maturity date. In the normal course of business, the Bank considers and acts upon the borrower’s request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower’s credit history, the collateral securing the loan, and the purpose for such request.

Commercial, Financial, and Agricultural Loans. The Bank makes loans for commercial purposes, including industrial and professional purposes, to sole proprietorships, partnerships, corporations, limited liability companies, and other business enterprises. The Bank makes agricultural loans for the purpose of financing agricultural production, including all costs associated with growing crops or raising livestock. Commercial, financial, and agricultural loans may be secured, other than by real estate, or unsecured, requiring one single repayment, or on an installment repayment schedule. Commercial, financial, and agricultural loans generally have final maturities of five years or less and are made with interest rates that adjust either daily or annually based upon the national prime rate in effect at the time of the applicable rate change. However, under the current low rate environment there has been a shift to lock in fixed rates to maturity. Such loans typically do not contain any periodic rate adjustment caps or lifetime rate caps.

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

At December 31, 2011, the Bank had $28,963,000, or 9.6% of total loans, invested in commercial, financial, and agricultural loans. At December 31, 2011, the Bank had $88,000 of nonperforming loans of this type (i.e., those loans in nonaccrual status or past due 90 days or more).

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

At December 31, 2011, the Bank had $126,415,000, or 41.9% of total loans, invested in non-residential real estate loans, a majority of which were secured by properties located in the Northwestern Ohio area. At December 31, 2011, the Bank had $1,054,000 of nonperforming loans of this type.

Residential Real Estate Loans. The Bank’s residential real estate loans have either fixed or adjustable interest rates (“ARMs”). Interest rates on ARMs adjust every six months or every five years based upon the Federal Home Loan Mortgage Company (“FHLMC”) 15 year rate, plus an additional margin, that is in effect at the time of the applicable rate change. The six-month ARMs typically have periodic adjustment caps of 0.5% and lifetime adjustment caps of 5%. The five-year ARMs typically have periodic adjustment caps of 1% and lifetime adjustment caps of 3%. The maximum amortization period for such loans is 30 years, although a 20-year term is the most common. The Bank does not engage in the practice of deeply discounting the initial rates on such loans, nor does the Bank engage in the practice of putting payment caps on loans which could lead to negative amortization. In addition to a five year balloon program, where the loan is retained and serviced by the Bank, loans are originated by the Bank and sold into the secondary market (e.g., to Freddie Mac). The Bank retains the servicing and related support functions on loans that are sold into the secondary market. The establishment of this arrangement allows the Bank to maintain its customer relationships by providing very competitive residential real estate loan offerings, while at the same time eliminating the risks associated with long-term fixed-rate mortgage loan financing.

The Bank limits the amount of each residential real estate loan in relationship to the appraised value of the real estate and improvements at the time of origination of a residential real estate loan. The maximum LTV on residential real estate loans made by the Bank is 90%, subject to certain exceptions.

The Bank’s residential real estate loans amounted to $127,450,000 at December 31, 2011, which represented 42.2% of total loans. At December 31, 2011, the Bank had $3,136,000 of nonperforming loans of this type.

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

At December 31, 2011, the Bank’s construction loans amounted to $5,237,000, or 1.7% of total loans. At December 31, 2011, the Bank had $1,059,000 of nonperforming loans of this type.

Consumer Loans. The Bank makes a variety of consumer loans to individuals for family, household, and other personal expenditures. These loans often are made for the purpose of financing the purchase of vehicles, furniture, educational expenses, medical expenses, taxes, or vacation expenses. Consumer loans may be secured, other than by real estate, or unsecured, and generally require repayment pursuant to an installment repayment schedule.

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

At December 31, 2011, the Bank had $11,203,000, or 3.7% of total loans, invested in consumer loans, and less than $1,000 were nonperforming.

Credit Card and Other Loans. Credit card and other loans are made to individuals for personal expenditures and principally arise from bank credit cards. Such loans generally pose the most risk as they are most frequently unsecured.

At December 31, 2011, the Bank had $2,697,000, or 0.9% of total loans, invested in credit card and other loans, and $6,000 of which were nonperforming.

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

The following table presents information concerning the amount of loans which contain certain risk elements at the dates indicated:

	December 31,
	2011	2010	2009	2008	2007

	(Dollars in thousands)

Loans accounted for on a nonaccrual basis including Trouble Debt Restructuring (“TDR”) non-accruing (1)	$4,671	$4,127	$5,903	$1,845	$2,285

Loans contractually past due 90 days or more as to principal or interest payments and still accruing interest (2)	672	586	45	334	237

Loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest because of a deterioration in the financial position of the borrower (3)	3,532	4,665	3,191	0	0

(1)	The amount of gross interest income that would have been recorded had all nonaccrual loans been current in accordance with their terms approximated $200,000 in 2011, $270,000 in 2010, $375,000 in 2009, $132,000 in 2008, and $44,000 in 2007. Actual interest included in interest income on these loans amounted to $33,000 in 2011, $36,000 in 2010, $33,000 in 2009, $39,000 in 2008, and $176,000 in 2007.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.

In addition to the loan amounts identified in the preceding table, there was $18,161,000 of potential problem loans at December 31, 2011. While these loans are all currently performing, management has some doubt about the ability of the borrowers to continue to comply with all of their present loan repayment terms. Management typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower’s financial statements indicates the borrowing entity does not generate sufficient operating cash flow to adequately service its debts.

The Bank’s loans are spread over a broad range of industrial classifications. As of December 31, 2011, the Bank had no significant concentrations of loans (i.e., greater that 10% of total loans) to borrowers engaged in the same or similar industries.

Allowance for Loan Losses. The Bank maintains an allowance for loan losses to provide for loans that might not be repaid. At December 31, 2011, the Bank’s allowance for loan losses totaled $4,778,000. To determine the adequacy of the allowance for loan losses, the Bank performs a detailed quarterly analysis that focuses on delinquency trends within each loan category (i.e., commercial, real estate, and consumer loans), the status of nonperforming loans (i.e., impaired, nonaccrual and restructured loans, and loans past due 90 days or more), current and historic trends of charged-off loans within each category, existing local and national economic conditions, and changes in the volume and mix within each loan category. Additionally, loans that are identified as impaired are individually evaluated and specific reserves provided to the extent the loan amount exceeds anticipated future cash flows, including cash flows from the sale of the underlying collateral.

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

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for loan losses for such years:

	December 31,
	2011	2010	2009	2008	2007

	(Dollars in thousands)

Daily average amount of loans	$286,576	$306,924	$334,648	$344,638	$347,445

Allowance for loan losses at beginning of year	$4,955	$4,433	$3,287	$3,358	$3,600

Loan charge-offs:
Commercial, financial, and agricultural	(56)	(4)	(212)	(1,128)	(3)
Real estate – mortgage	(1,649)	(1,169)	(1,594)	(379)	(259)
Consumer	(38)	(97)	(141)	(152)	(182)
Credit card and other	(43)	(39)	(74)	(82)	(55)

	(1,786)	(1,309)	(2,021)	(1,741)	(499)

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	203	15	66	15	38
Real estate – mortgage	598	93	34	17	36
Consumer	23	42	57	74	70
Credit card and other	10	6	10	14	13

	834	156	167	120	157

Net charge-offs	(952)	(1,153)	(1,854)	(1,621)	(342)

Additions to allowance charged to expense	775	1,675	3,000	1,550	100

Allowance for loan losses at end of year	$4,778	$4,955	$4,433	$3,287	$3,358

Allowance for loan losses as a percent of year-end loans	1.58%	1.69%	1.37%	.94%	.96%

Ratio of net charge-offs during the year to average net loans outstanding during the year	.34%	.38%	.56%	.47%	.10%

The amount of charge-offs and recoveries fluctuate from year to year due to factors relating to the condition of the general economy and specific business segments. During 2007, there were five real estate charge-offs exceeding $25,000, with the largest charge-off being $67,000 and the aggregate being $213,000, and one consumer loan charge-off of $28,000. Otherwise, there were no individual charge-offs or recoveries exceeding $25,000 during 2007. During 2008, there were four commercial loan charge-offs exceeding $25,000, with the two largest being $495,000 and $490,000, both related to the same borrower, and the aggregate being $1,098,000; four real estate charge-offs exceeding $25,000, with the largest charge-off being $31,000 and the aggregate being $110,000; and one consumer loan charge-off of $29,000. There were no other individual charge-offs or recoveries exceeding $25,000 during 2008. During 2009, there were no commercial loan charge-offs exceeding $25,000; however, there was one recovery that totaled $34,000 that was recovered from a commercial loan that was charged off in 2008. Also during 2009, there were 15 real estate loan charge-offs individually exceeding $25,000 with the largest being $518,000, and others including $253,000, $224,000, and $178,000. There were no individual recoveries over $25,000 in the real estate loan category during 2009. There were also two consumer loan charge-offs that individually exceeded $25,000 during 2009 with the largest being $31,000. During 2010, there were no commercial loan charge-offs or recoveries exceeding $25,000. Also during 2010, there were 11 real estate loan charge-offs individually exceeding $25,000 with the largest being $273,000, and others including $180,000, $138,000, and $85,000. There were two individual recoveries over $25,000 in the real estate loan category during 2010. There were no consumer loan charge-offs or recoveries that individually exceeded $25,000 during 2010. During 2011, there was one commercial loan charge-off exceeding $25,000 that totaled $36,000 and there was a recovery from one borrower totaling $169,000. Also during 2011, there were 15 real estate loan charge-offs individually exceeding $25,000 with the largest being $335,000, and others including $308,000, $120,000, $112,000, and $100,000. There were two individual recoveries over $25,000 in the real estate loan category during 2011 totaling $519,000 and $66,000. There were no consumer loan charge-offs or recoveries that individually exceeded $25,000 during 2011. There were no lease financing charge-offs or recoveries in any of the years presented.

The Corporation recognized a provision for loan losses of $775,000 for the year ended December 31, 2011. The decrease in the provision for loan losses in 2011, as compared to 2010, was due to a decrease in the level of net loan charge-offs in 2011, as compared to 2010, which was a result of the Bank experiencing a large recovery in the commercial and real estate – mortgage categories of $754,000 which resulted in overall decrease in net loan charge-offs in 2011 of $201,000. The Bank will continue to monitor the credit quality of its entire loan portfolio to maintain the allowance for loan losses at an appropriate level.

The following table allocates the allowance for loan losses for the periods indicated to each loan category. The allowance has been allocated to the categories of loans noted according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred based on specific credit analyses:

	December 31, 2011		December 31, 2010
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans

	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial, and agricultural	$615	9.6%	$542	7.4%
Real estate – mortgage	3,831	84.1%	3,906	86.7%
Real estate – construction	179	1.7%	347	1.4%
Consumer	84	3.7%	85	3.6%
Credit card and other	69	.9%	75	.9%

	$4,778	100.0%	$4,955	100.0%

	December 31, 2009		December 31, 2008
		Percentage		Percentage
		of loans to		of loans to
	Allowance	total loans	Allowance	total loans

	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial, and agricultural	$526	8.4%	$200	9.3%
Real estate – mortgage	3,649	85.2%	2,536	82.9%
Real estate – construction	72	1.8%	291	2.8%
Consumer	115	3.8%	196	4.3%
Credit card and other	71	.8%	64	.7%

	$4,433	100.0%	$3,287	100.0%

	December 31, 2007
		Percentage
		of loans to
	Allowance	total loans

	(Dollars in thousands)

Commercial, financial, and agricultural	$413	10.9%
Real estate – mortgage	2,528	80.5%
Real estate – construction	35	3.3%
Consumer	303	4.5%
Credit card and other	79	.8%

	$3,358	100.0%

The Bank decreased its allowance for loan losses to $4,778,000 at December 31, 2011, from $4,955,000 at December 31, 2010. There were specific reserves of $1,195,000 on individual credits at December 31, 2011. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance.

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

The following sets forth the carrying amount of securities at December 31, 2011, 2010, and 2009:

	December 31,
	2011	2010	2009

	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations (1)	$137,244	$83,006	$66,729
Obligations of states and political subdivisions (2)	87,688	56,923	38,713
Other securities (2)	4,194	4,694	4,696

	$229,126	$144,623	$110,138

(1)	There were no holdings of U.S. Treasury securities at December 31, 2011, 2010, or 2009.

(2)	There were no securities of any single “issuer” where the aggregate carrying amount of such securities exceeded ten percent of stockholders’ equity.

The following sets forth the maturities of securities at December 31, 2011 and the weighted average yields of such securities:

	Maturing
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations	$ -	- %	$7,283	2.74%	$11,285	4.03%	$118,603	3.69%
Obligations of states and political subdivisions (1)	5,178	2.73%	10,610	3.47%	31,273	3.40%	40,700	3.77%

Total (2)	$5,178	2.73%	$17,893	3.17%	$42,558	3.57%	$159,303	3.71%

(1)	Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

(2)	Excludes equity investments of $4,194,000 which have no stated maturity.

DEPOSITS AND BORROWINGS

General. Deposits have traditionally been the Bank’s primary funding source for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest and principal repayments on loans and income from other earning assets. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate in response to economic conditions and interest rates. The Bank has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs. At December 31, 2011, the Bank did not have any federal funds purchased, out of the $17,000,000 available under such lines of credit.

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2011, the Bank had $40,861,000 in retail repurchase agreements.

Neither the Corporation nor the Bank had any capital lease obligations as of December 31, 2011. The Bank had future operating lease obligations totaling $171,000 at December 31, 2011, related to the following lease arrangements: the Port Clinton banking center located in a retail supermarket in the Knollcrest Shopping Center, and an ATM site north of Fremont. Additionally, the Bank had various future operating lease obligations aggregating $116,000 at December 31, 2011, for photocopying and mail processing equipment.

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

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits for 2011, 2010, and 2009 as set forth in the following table:

	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid

	(Dollars in thousands)

Non-interest bearing demand deposits	$68,977	-	$57,537	-	$52,480	-
Interest-bearing demand deposits	66,335	.07%	60,180	.07%	52,625	.08%
Savings, including Money Market, deposits	133,603	.28%	113,573	.51%	98,197	.50%
Time deposits	131,081	1.67%	143,955	2.16%	154,890	2.78%

Total	$399,996		$375,245		$358,192

Maturities of time deposits of $100,000 or more outstanding at December 31, 2011 were as follows (dollars in thousands):

3 months or less	$12,694
Over 3 through 6 months	9,408
Over 6 through 12 months	11,085
Over 12 months	20,600

Total	$53,787

Borrowings. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds as needed to meet daily liquidity needs. As a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) since 1993, the Bank is authorized to obtain advances from the FHLB provided certain credit standards are met. The Bank had $12,500,000 in FHLB advances outstanding at December 31, 2011, and had an additional borrowing capacity of $78,357,000.

The following table sets forth the maximum month-end balance for the Bank’s outstanding short-term borrowings (i.e., federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest rates, for 2011, 2010, and 2009:

	2011	2010	2009

	(Dollars in thousands)

Balance at year-end	$40,861	$20,989	$16,375

Maximum balance at any month-end during the period	40,861	25,906	23,404

Average balance	23,432	20,002	13,482

Weighted average interest rate	.19%	.24%	.39%

The following sets forth the maximum month-end balance for the Bank’s outstanding long-term borrowings (i.e., FHLB advances and a note payable to a correspondent bank), along with the average aggregate balance and weighted average interest rates, for 2011, 2010, and 2009:

	2011	2010	2009
	(Dollars in thousands)

Balance at year-end	$18,500	$25,500	$35,500

Maximum balance at any month-end during the period	30,500	35,500	39,500

Average balance	20,075	34,815	37,089

Weighted average interest rate	3.44%	3.76%	3.72%

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

The Bank monitors its interest rate risk through a sensitivity analysis, which strives to measure potential changes in future earnings and the fair values of its financial instruments that could result from hypothetical changes in interest rates. The first step in this analysis is to estimate the expected cash flows from the Bank’s financial instruments using the interest rates in effect at December 31, 2011. To arrive at fair value estimates, the cash flows from the Bank’s financial instruments are discounted to their approximated present values. Hypothetical changes in interest rates are applied to those financial instruments, and the cash flows and fair value estimates are then simulated. When calculating the net interest income estimations, hypothetical rates are applied to the financial instruments based upon the assumed cash flows. The Bank applies interest rate “shocks” to its financial instruments of 100, 200, 300, and 400 basis points (1%, 2%, 3%, and 4%) up and down for its net interest income, and 200 basis points (2%) up and down for the value of its equity. However, because interest rates were below 1.0% at December 31, 2011, the sensitivity analysis could not be performed with respect to a negative 100, 200, 300, and 400 basis point change in market rates.

The following table presents the potential sensitivity in the Bank’s annual net interest income to 100, 200, 300, and 400 basis-point changes in market interest rates and the potential sensitivity in the present value of the Bank’s equity if a sudden and sustained 200 basis-point change in market interest rates occurred (dollars in thousands):

	December 31, 2011
	Change in Dollars ($)	Change in Percent (%)

Annual Net Interest Income Impact
For a Change of +100 Basis Points	(170)	(.4)
For a Change of - 100 Basis Points	N/A	N/A
For a Change of +200 Basis Points	1,220	3.0
For a Change of - 200 Basis Points	N/A	N/A
For a Change of +300 Basis Points	2,734	6.8
For a Change of - 300 Basis Points	N/A	N/A
For a Change of +400 Basis Points	4,151	10.4
For a Change of - 400 Basis Points	N/A	N/A

Impact on the Net Present Value of Equity
For a Change of +200 Basis Points	(10,314)	(14.1)
For a Change of - 200 Basis Points	N/A	N/A

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

The following table sets forth, for the years ended December 31, 2011, 2010, and 2009, the distribution of assets, liabilities, and stockholders’ equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

	2011			2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1) (2)	$286,576	$16,632	5.80%	$306,923	$18,157	5.92%	$334,648	$20,305	6.07%
Taxable securities	98,876	2,724	2.75%	76,954	2,855	3.71%	54,293	2,531	4.66%
Non-taxable securities (3)	64,809	2,254	3.48%	46,831	1,703	3.64%	27,844	1,064	3.82%
Interest-earning deposits	7,327	12	.16%	9,912	24	.24%	10,072	26	.26%

Total interest-earning assets (4)	457,588	21,622	4.73%	440,620	22,739	5.16%	426,857	23,926	5.61%

Non-interest-earning assets:
Cash and due from banks	14,638			16,579			13,338
Unrealized gains on securities	3,389			2,600			1,418
Bank premises and equipment, net	6,568			6,801			7,157
Other assets	28,964			28,456			23,219
Less allowance for loan losses	(4,729)			(4,858)			(3,819)

Total	$506,418	$21,622		$490,198	$22,739		$468,170	$23,926

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	$199,938	$425	.21%	$173,754	$621	.36%	$150,822	$529	.35%
Time Deposits	131,081	2,195	1.67%	143,955	3,107	2.16%	154,890	4,313	2.78%
Federal funds purchased and securities sold under repurchase agreements	23,432	44	.19%	20,002	47	.23%	13,482	53	.39%
Borrowed funds	20,075	691	3.44%	34,815	1,310	3.76%	37,089	1,380	3.72%

Total interest-bearing liabilities	374,526	3,355	.90%	372,526	5,085	1.37%	356,283	6,275	1.76%

Non-interest-bearing liabilities:
Demand deposits	68,977			57,537			52,480
Other liabilities	3,294			2,886			3,512

Total non-interest-bearing liabilities	72,271			60,423			55,992

Stockholders’ equity:
Stockholders’ equity	56,232			54,649			54,477
Unrealized gains on securities	3,389			2,600			1,418

Total stockholders’ equity	59,621			57,249			55,895

Total	$506,418	$3,355		$490,198	$5,085		$468,170	$6,275

Net interest income		$18,267			$17,654			$17,651

Net yield on interest-earning assets			3.99%			4.01%			4.14%

(1)	Included in loan interest income are loan fees of $447,000 in 2011, $391,000 in 2010, and $498,000 in 2009.

(2)	Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.

(3)	Interest and yield for non-taxable securities have not been tax-effected for the 34% exception for federal income taxes.

(4)	Excludes unrealized gains (losses) on taxable and non-taxable securities.

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

	2011 compared to 2010 Increase (decrease) due to volume/rate (1)			2010 compared to 2009 Increase (decrease) due to volume/rate (1)
	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)

Interest income:
Loans receivable	$(1,187)	$(338)	$(1,525)	$(1,650)	$(498)	$(2,148)
Taxable securities	703	(834)	(131)	912	(588)	324
Non-taxable securities	628	(77)	551	693	(54)	639
Interest-earning deposits	(5)	(7)	(12)	0	(2)	(2)

Total interest-earning assets	139	(1,256)	(1,117)	(45)	(1,142)	(1,187)

Interest expense:
Savings, NOW, and Money Market deposits	82	(278)	(196)	82	10	92
Time deposits	(259)	(653)	(912)	(288)	(918)	(1,206)
Federal funds purchased and securities sold under repurchase agreements	7	(10)	(3)	20	(26)	(6)
Borrowed funds	(516)	(103)	(619)	(85)	15	(70)

Total interest-bearing liabilities	(686)	(1,044)	(1,730)	(271)	(919)	(1,190)

Net interest income	$825	$(212)	$613	$226	$(223)	$3

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.

The ratio of net income to daily average total assets and average stockholders’ equity, and certain other ratios, for the periods noted are as follows:

	Year ended December 31,
	2011	2010	2009

Percentage of net income to:
Average total assets	.94%	.82%	.66%
Average stockholders’ equity	7.97%	7.03%	5.56%

Percentage of cash dividends declared per common share to net income per common share	45.06%	53.70%	70.83%

Percentage of average stockholders’ equity to average total assets	11.77%	11.68%	11.94%

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

EMPLOYEES

As of December 31, 2011, the Corporation and its subsidiaries employed 153 full-time employees and 8 part-time employees. The Corporation and its subsidiaries believe that relations with its employees are excellent. The Corporation and its subsidiaries provide a variety of benefits to full-time employees, including health, disability, and life insurance benefits.

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

A bank’s authority to extend credit to executive officers, directors, and greater than 10% shareholders, as well as entities controlled by such persons, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the FRB. Among other requirements, these loans must be made on terms substantially the same as those offered to unaffiliated persons, or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. The amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted into law on July 21, 2010. The Dodd-Frank Act is significantly changing the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on the Corporation will not be known for months and even years.

Among the provisions already implemented pursuant to the Dodd-Frank Act, the following provisions have or may have an effect on the business of the Corporation and/or the Bank:

•	a new Consumer Financial Protection Bureau has been formed with broad powers to adopt and enforce consumer protection regulations;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000 and non-interest-bearing transaction accounts have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity; and

•	public companies in all industries are or will be required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation.

Additional provisions not yet implemented that may have an effect on the Corporation and/or the Bank include the following:

•

new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

•

new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors, and to make additional disclosures in proxy statements with respect to compensation matters.

Many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making by federal regulators. As a result, the ultimate effect of the Dodd-Frank Act on the Corporation cannot yet be determined. However, it is likely that the implementation of these provisions will increase compliance costs and fees paid to regulators, along with possibly restricting the operations of the Corporation and the Bank.

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

Under the guidelines, capital is compared to the relative risk of the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50%, and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The following sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio, and Leverage Ratio for the Corporation and the Bank at December 31, 2011:

	At December 31, 2011
	Corporation		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Tier 1 risk-based	$ 42,527	12.1%	$ 48,122	13.7%
Minimum capital requirement	14,097	4.0	14,083	4.0

Excess	$ 28,430	8.1%	$ 34,039	9.7%

Total risk-based	$ 46,942	13.3%	$ 52,537	14.9%
Minimum capital requirement	28,195	8.0	28,167	8.0

Excess	$ 18,747	5.3%	$ 24,370	6.9%

Leverage ratio	$ 42,527	8.4%	$ 48,122	9.6%
Minimum capital requirement	20,164	4.0	20,150	4.0

Excess	$ 22,363	4.4%	$ 27,972	5.6%

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

The Bank’s capital levels at December 31, 2011 met the standards for the highest level, a “well capitalized” institution.

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

FDIC DEPOSIT INSURANCE

Insurance premiums for each insured institution, including the Bank, are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulatory agency (the FRB in the case of the Bank) and other information the FDIC deems relevant to the risk posed to the deposit insurance fund by the institution. The assessment rate determined by considering such information is then applied to the amount of the institution’s assets to determine the institution’s insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected institutions, depending on the amount of the increase.

Insurance of deposits may be terminated by the FDIC upon the finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.

FRB RESERVE REQUIREMENTS

For 2012, FRB regulations require depository institutions to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to and including $71,000,000 (subject to an exemption for the first $11,500,000 of net transaction accounts), and of 10% of net transaction accounts in excess of $71,000,000.

EFFECTS OF GOVERNMENT MONETARY POLICY

The business and earnings of the Bank are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the FRB regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings, and setting reserve requirements against member and nonmember bank deposits. FRB monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including the Bank, and are expected to continue to do so in the future.

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

Our success depends, to a significant extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, change in interest rates, money supply, and other factors beyond our control may adversely affect our asset quality, deposit levels, and loan demand, and, therefore, our earnings. Because we have a significant amount of real estate loans, further decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, a substantial portion of our loans are to individuals and businesses located in Northwest Ohio. Consequently, a significant continued decline in the economy of this market area could have a materially adverse effect on our financial condition and results of operations.

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

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of our business. The Bank is subject to extensive regulation, supervision, and examination by the Division and the FRB. As a holding company, the Corporation is also subject to regulation and oversight by the FRB. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. Such laws and regulations can at times impose significant limitations on our operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the adequacy of an institution’s allowance for loan losses. In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Most recently, the federal government has intervened on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by Congress and regulations promulgated by the federal banking regulators subject us, and other financial institutions, to additional restrictions, oversight or costs that may have an impact on our business, results of operations, or the trading price of our common shares.

The Dodd-Frank Act may adversely impact our results of operations and financial condition.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including the Corporation and the Bank, do business. Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. The Corporation is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on the Corporation and the Bank cannot currently be determined, the law and its implemented rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on the operations of the Corporation and the Bank, all of which may have a material adverse effect on the Corporation’s operating results and financial condition.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. If we experience increased loan losses, additional capital may need to be infused. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, or we may otherwise elect or be required to raise additional capital. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions, and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

The Corporation neither owns nor leases any properties. The principal offices of the Corporation, the Bank, and Croghan Insurance are located at 323 Croghan Street, Fremont, Ohio. In addition, the Bank operates 13 banking centers, including one in Bellevue, one in Clyde, one in Custar, four in Fremont, one in Green Springs, one in Monroeville, one in Norwalk, one in Port Clinton, and two in Tiffin Ohio. The Bank’s operations center is also located in Fremont, Ohio. With the exception of the Port Clinton banking center and an ATM site north of Fremont, which are leased, all premises are owned by the Bank.

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

ITEM 4.  Mine Safety Disclosures

Not applicable

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and

Issuer Purchases of Equity Securities

The Corporation’s common shares are quoted on the OTC Bulletin Board under the symbol “CHBH”. The other information required by Items 201(a), 201(b) and 201(c) of SEC Regulation S-K is contained in (a) Financial Statement Note 18, captioned “REGULATORY MATTERS,” on pages 52 through 53 of the 2011 Annual Report to Shareholders, (b) the section captioned “DIVIDEND RESTRICTIONS”, in Item 1 of Part 1 of this Annual Report on Form 10-K, and (c) the section captioned “MARKET PRICE AND DIVIDENDS ON COMMON SHARES” on page 4 of the 2011 Annual Report to Shareholders, and each of (a), (b) and (c) is incorporated herein by reference.

ITEM 6.  Selected Financial Data

The information required by this Item 6 is contained under the caption “FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA” on page 5 of the 2011 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and

Results of Operations

The information required by this Item 7 is contained under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 6 through 20 of the 2011 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item 7A is contained in the discussion of interest rate sensitivity included in the section captioned “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - INTEREST RATE RISK” on beginning on page 17 of the 2011 Annual Report to Shareholders and is incorporated herein by reference, and in the section captioned “ASSET/LIABILITY MANAGEMENT” in Item 1 of Part I of this Form 10-K. In addition, discussions of the Corporation’s contractual obligations, contingent liabilities and commitments, and off-balance sheet arrangements is included in the section captioned “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS” on page 18 and 19 of the 2011 Annual Report to Shareholders, and in Financial Statement Note 17, captioned “FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” on page 51 of the 2011 Annual Report to Shareholders, and both are incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

The following consolidated financial statements (and reports thereon) are set forth on pages 22 through 60 of the 2011 Annual Report to Shareholders and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2011 and 2010

Consolidated Statements of Operations – Years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010, and 2009

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

Management’s Annual Report on Internal Control Over Financial Reporting. The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” included on page 21 of the 2011 Annual Report to Shareholders is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B.  Other Information

None

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Corporation and the nominees for election as directors of the Corporation at the Annual Meeting of Shareholders to be held on May 8, 2012 (the “2012 Annual Meeting”) is incorporated herein by reference from the disclosure included under the caption “PROPOSAL 1 - ELECTION OF DIRECTORS” in the 2012 Proxy Statement. The information required by Item 401 of SEC Regulation S-K concerning the executive officers of the Corporation is incorporated herein by reference from the disclosure included under the caption “EXECUTIVE OFFICERS” in the 2012 Proxy Statement.

Compliance With Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the 2012 Proxy Statement.

Nominating Procedures for Directors

The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Director Nominations” in the 2012 Proxy Statement.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Audit Committee” in the 2012 Proxy Statement.

Code of Ethics

The Corporation has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that is applicable to all employees of the Corporation and the Bank, including the Corporation’s principal executive officer and principal financial officer. The Code of Ethics is included in Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.  Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the disclosure included under the captions “PROPOSAL 1 – ELECTION OF DIRECTORS – Compensation of Directors” and “COMPENSATION OF EXECUTIVE OFFICERS” in the 2012 Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

Beneficial Ownership Information

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2012 Proxy Statement.

Equity Plan Information

The Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (the “Plan”) was previously approved by the Corporation’s shareholders at the 2002 Annual Meeting. The Plan permitted the Corporation to award stock options and/or stock appreciation rights to directors and managerial and other key employees of the Corporation. The Plan expired in March 2012 and it is proposed to be replaced by a new 2012 Equity Incentive Plan, which will be considered and voted upon at the 2012 Annual Meeting. At the time of its expiration, a total of 162,082 common shares remained available for issuance under the Plan. A total of 28,869 stock options were granted under the Plan prior to its expiration.

The following table provides certain information regarding the Corporation’s equity compensation plans as of December 31, 2011.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	28,869	24.99	162,082 (2)

Equity compensation plans not approved by security holders (1)	-	-	-

Total	28,869	24.99	162,082 (2)

(1)	The Corporation has no equity compensation plans that have not been approved by the Corporation’s shareholders.

(2)	The Plan expired in March 2012 and no further awards may be granted under the Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Related Party Transactions” in the 2012 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Director Independence” in the 2012 Proxy Statement.

ITEM 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the disclosure included under the caption “AUDIT COMMITTEE DISCLOSURE” in the 2012 Proxy Statement

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements (and reports thereon) are set forth on pages 22 through 60 of the Corporation’s 2011 Annual Report to Shareholders (included as Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2011 and 2010

Consolidated Statements of Operations – Years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the consolidated financial statements, or in the notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K:

Exhibit Number	Description	Location

3.1(a)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.1(b)	Certificate of Amendment to Articles of Incorporation of Croghan Bancshares, Inc. as filed with the Ohio Secretary of State on May 12, 2006	Incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20159)

3.2	Amended and Restated Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included in this filing

*10.1	Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-20159)

*10.2	Executive Supplemental Death Benefit Agreement	Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

*10.3(a)	Retirement Agreement and General Release, dated as of December 14, 2009, between Croghan Bancshares, Inc. and Steven C. Futrell	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-20159)

*10.3(b)	Amendment to Retirement Agreement and General Release, dated as of August 31, 2010, between Croghan Bancshares, Inc. and Steven C. Futrell	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 7, 2010 (File No. 0-20159)

*10.4	Employment Agreement, dated as of November 9, 2010, between The Croghan Colonial Bank and Rick M. Robertson	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2010 (File No. 0-20159)

*10.5	Amendment to Employment Agreement, dated as of July 21, 2011, between The Croghan Colonial Bank and Rick M. Robertson	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 0-20159)

*10.6	Form of Incentive Stock Option Award Agreement to be used in connection with grants under the Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-20159)

13	2011 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Included with this filing

21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Registered Public Accounting Firm	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Included with this filing

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Included with this filing

101	The following materials from Croghan Bancshares, Inc.’s 2011 Annual Report and incorporated therefrom in Croghan Bancshares, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of	Filed herewith

Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) the Notes to Consolidated Financial Statements*

*Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROGHAN BANCSHARES, INC.

Date: March 13, 2012	/s/ Rick M. Robertson
Rick M. Robertson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:

Signature	Title(s)

/s/ Rick M. Robertson	President and Chief Executive Officer (Principal Executive Officer) and Director
Rick M. Robertson

/s/ Kendall W. Rieman	Treasurer (Principal Financial Officer and Principal Accounting Officer)
Kendall W. Rieman

/s/ Michael D. Allen Sr.	Director
Michael D. Allen Sr.

/s/ James E. Bowlus	Director
James E. Bowlus

/s/ James R. Faist	Director
James R. Faist

/s/ Claire F. Johansen	Director
Claire F. Johansen

/s/ Stephen A. Kemper	Director
Stephen A. Kemper

/s/ Daniel W. Lease	Director
Daniel W. Lease

/s/ Thomas W. McLaughlin	Director
Thomas W. McLaughlin

/s/ Allan E. Mehlow	Director
Allan E. Mehlow

/s/ Gary L. Zimmerman	Director
Gary L. Zimmerman

Date:  March 13, 2012

EXHIBIT INDEX

Exhibit Number	Description	Location

3.1(a)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.1(b)	Certificate of Amendment to Articles of Incorporation of Croghan Bancshares, Inc. as filed with the Ohio Secretary of State on May 12, 2006	Incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20159)

3.2	Amended and Restated Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included with this filing

*10.1	Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-20159)

*10.2	Executive Supplemental Death Benefit Agreement	Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

*10.3(a)	Retirement Agreement and General Release, dated as of December 14, 2009, between Croghan Bancshares, Inc. and Steven C. Futrell	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-20159)

Exhibit Number	Description	Location

*10.3(b)	Amendment to Retirement Agreement and General Release, dated as of August 31, 2010, between Croghan Bancshares, Inc. and Steven C. Futrell	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 7, 2010 (File No. 0-20159)

*10.4	Employment Agreement, dated as of November 9, 2010, between The Croghan Colonial Bank and Rick M. Robertson	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2010 (File No. 0-20159)

*10.5	Amendment to Employment Agreement, dated as of July 21, 2011, between The Croghan Colonial Bank and Rick M. Robertson	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 0-20159)

*10.6	Form of Incentive Stock Option Award Agreement to be used in connection with grants under the Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-20159)

13	2011 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Included with this filing

21	Subsidiaries of the Registrant	Included with this filing

23	Consent of Independent Registered Public Accounting Firm	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Included with this filing

Exhibit Number	Description	Location

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Included with this filing

101

The following materials from Croghan Bancshares, Inc.’s 2011 Annual Report and incorporated therefrom in Croghan Bancshares, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) the Notes to Consolidated Financial Statements*

*Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

Filed herewith

* Denotes management contract or compensatory plan or arrangement.