Form 10-Q
period 2012-03-31
CROGHAN BANCSHARES INC
filed 2012-04-27
CIK 887149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The Registrant had 1,673,380 common shares, par value $12.50 per share, outstanding as of April 27, 2012.

This document contains 41 pages. The Exhibit Index is on page 38 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROGHAN BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

	March 31 2012	December 31 2011
	(Dollars in thousands, except par value)
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$18,597	$21,787
Interest-bearing deposits in other banks	1,813	38,306

Total cash and cash equivalents	20,410	60,093

SECURITIES
Available-for-sale, at fair value	270,981	225,282
Restricted stock	3,844	3,844

Total securities	274,825	229,126

LOANS	295,823	301,965
Less: Allowance for loan losses	4,598	4,778

Net loans	291,225	297,187

Premises and equipment, net	7,892	8,215
Cash surrender value of life insurance	10,828	10,766
Goodwill	14,629	14,675
Core deposit intangible asset, net	1,227	1,327
Accrued interest receivable	3,010	2,485
Other real estate owned	1,824	1,877
Other assets	3,101	3,900

TOTAL ASSETS	$628,971	$629,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$83,035	$77,056
Savings, NOW, and Money Market deposits	250,290	231,182
Time	184,541	193,599

Total deposits	517,866	501,837
Federal funds purchased and securities sold under repurchase agreements	24,730	40,861
Borrowed funds	18,500	18,500
Dividends payable	535	535
Other liabilities	3,852	5,035

Total liabilities	565,483	566,768

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	224	179
Retained earnings	43,061	42,662
Accumulated other comprehensive income	4,502	4,341
Treasury stock, 240,729 shares in 2012 and 2011, at cost	(8,225)	(8,225)

Total stockholders’ equity	63,488	62,883

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$628,971	$629,651

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31
	2012	2011
	(Dollars in thousands,
	except per share data)
INTEREST INCOME
Loans, including fees	$4,092	$4,114
Securities:
Obligations of U.S. Government agencies and corporations	437	641
Obligations of states and political subdivisions	735	527
Other	43	54
Interest on deposits in other banks	11	5

Total interest income	5,318	5,341

INTEREST EXPENSE
Deposits	725	765
Other borrowings	198	226

Total interest expense	923	991

Net interest income	4,395	4,350

PROVISION FOR LOAN LOSSES	125	100

Net interest income, after provision for loan losses	4,270	4,250

NON-INTEREST INCOME
Gain on sale of loans	5	39
Loss on write down of securities	0	(111)
Trust income	230	284
Service charges on deposit accounts	417	332
Other	248	222

Total non-interest income	900	766

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	2,159	2,095
Occupancy of premises	253	231
Amortization of core deposit intangible asset	100	14
Other operating	1,604	1,452

Total non-interest expenses	4,116	3,792

Income before federal income taxes	1,054	1,224

FEDERAL INCOME TAXES	120	215

NET INCOME	$934	$1,009

Net income per share, based on 1,673,380 shares in 2012 and 1,674,980 shares in 2011	$0.56	$0.60

Dividends declared per share	$0.32	$0.32

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended
	March 31
	2012	2011
	(Dollars in thousands,
	except per share data)

NET INCOME	$934	$1,009

Other comprehensive income
Unrealized gains (losses) on securities:
Unrealized holding gains during period	244	696

Reclassification adjustments for (gains) losses included in net income	0	111

Other comprehensive income, before income taxes	244	807

Less: Income tax expense related to other comprehensive income	83	274

Other comprehensive income	161	533

Total comprehensive income	$1,095	$1,542

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended
	March 31
	2012	2011
	(Dollars in thousands,
	except per share data)

BALANCE AT BEGINNING OF PERIOD	$62,883	$56,513

Comprehensive Income:
Net income	934	1,009
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	161	533

Total comprehensive income	1,095	1,542

Purchase of 3,000 treasury shares in 2011	0	(76)

Stock based compensation	45	0

Cash dividends declared, $.32 per share in 2012 and 2011	(535)	(535)

BALANCE AT END OF PERIOD	$63,488	$57,444

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31
	2012	2011
	(Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES	$3,138	$1,653

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	15,751	8,930
Purchases of available-for-sale securities	(62,638)	(25,917)
Final settlement payment for branch acquisition	(1,026)	0
Net decrease in loans	5,736	1,874
Proceeds from sale of premises and equipment	170	0
Additions to premises and equipment	(40)	(45)

Net cash from investing activities	(42,047)	(15,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	15,892	5,985
Net change in federal funds purchased and securities sold under repurchase agreements	(16,131)	1,582
Net change in borrowed funds	0	(3,000)
Cash dividends paid	(535)	(536)
Purchase of treasury stock	0	(76)

Net cash from financing activities	(774)	3,955

NET CHANGE IN CASH AND CASH EQUIVALENTS	(39,683)	(9,550)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,093	21,856

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,410	$12,306

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$845	$1,095

Federal income taxes	$0	$0

NON-CASH OPERATING ACTIVITY:
Change in deferred income taxes on net unrealized gain on available-for-sale securities	$83	$274

NON-CASH INVESTING ACTIVITY:
Change in net unrealized gain on available-for-sale securities	$244	$807

NON-CASH OPERATING AND INVESTING ACTIVITY:
Transfer of loans to other real estate owned	$90	$25

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Notes to Consolidated Financial Statements

March 31, 2012

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted. The Corporation’s Annual Report to Shareholders for the year ended December 31, 2011 (the “2011 Annual Report”), contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2012, are not necessarily indicative of the operating results for the full year.

Management evaluated subsequent events through April 27, 2012, the date the financial statements were issued. Events or transactions occurring after March 31, 2012, but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2012, have been recognized in the consolidated financial statements for the period ended March 31, 2012. Events or transactions that provided evidence about conditions that arose before the consolidated financial statements were issued, but did not exist at March 31, 2012, have not been recognized in the consolidated financial statements for the period ended March 31, 2012.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, The Financial Accounting Standards Board (FASB) issued ASU 2011-04, Fair Value Measurement; amending ASC Topic 820 which eliminates terminology differences between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS) on the measurement of fair value and related fair value disclosures. While largely consistent with existing fair value measurement principles and disclosures, the changes were made as part of the continuing efforts to converge GAAP and IFRS. This adoption of this guidance was effective for interim and annual periods beginning after December 15, 2011, and its adoption did not have a significant impact on the Corporation’s financial statements.

In June 2011, FASB issued ASU 2011-05 Comprehensive Income; amending ASC Topic 220 to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the guidance requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of stockholders’ equity was eliminated. In December 2011, FASB issued ASU 2011-12 to defer changes in ASU 2011-05 that relate to the presentation of reclassification adjustments until FASB has to time to reconsider the presentation of such adjustments. The remaining portion of ASU 2011-05 was effective for annual periods beginning after December 15, 2011, and its adoption did not have a significant impact on the Corporation’s financial statements.

In December 2011, FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, amending ASC Topic 210 requiring an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment is effective for the annual and interim periods beginning on or after January 1, 2013, and the Corporation has not yet determined the financial statement impact.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments were as follows:

	March 31, 2012		December 31, 2011

	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
		(Dollars in thousands)
FINANCIAL ASSETS

Cash and cash equivalents	$20,410	$20,410	$60,093	$60,093
Securities	274,825	274,825	229,126	229,126
Loans, net	291,225	299,861	297,187	302,984

Total	$586,460	$595,096	$586,406	$592,203

FINANCIAL LIABILITIES

Deposits	$517,866	$518,776	$501,837	$503,563
Federal funds purchased and securities sold under repurchase agreements	24,730	24,730	40,861	39,932
Borrowed funds	18,500	19,868	18,500	19,980

Total	$561,096	$563,374	$561,198	$563,475

The preceding summary does not include accrued interest receivable, cash surrender value of life insurance, dividends payable, and other liabilities which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.

The Bank also has unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit. The contract amount of such financial instruments totaled $83,368,000 at March 31, 2012 and $76,793,000 at December 31, 2011. Since many of these commitments are expected to expire without being drawn upon, these contract amounts do not necessarily represent future cash requirements.

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

Deposit Liabilities

The fair value of core deposits, including demand deposits, savings accounts, and certain money market deposits, is the amount payable on demand. The fair value of fixed-rate certificates of deposit is estimated using the rates offered at period end for deposits of similar remaining maturities. The estimated fair value does not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the marketplace.

Other Financial Instruments

The fair value of federal funds purchased, securities sold under repurchase agreements, as well as borrowed funds, is determined based on a discounted cash flow analysis using current interest rates.

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

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy due to the lack of observable quotes in inactive markets for those instruments at March 31, 2012 and December 31, 2011.

The following summarizes financial assets (there were no financial liabilities) measured at fair value as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
		(Dollars in thousands)
March 31, 2012
Recurring:
Securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$—	$174,288	$—	$174,288
Obligations of states and political subdivisions	—	96,343	—	96,343
Other	—	350	—	350

Total	$—	$270,981	$—	$270,981

Nonrecurring:
Other real estate owned	$—	$—	$1,824	$1,824
Impaired loans	—	—	15,696	15,696

Total	$—	$—	$17,520	$17,520

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
		(Dollars in thousands)
December 31, 2011
Recurring:
Securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$—	$137,244	$—	$137,244
Obligations of states and political subdivisions	—	87,688	—	87,688
Other	—	350	—	350

Total	$—	$225,282	$—	$225,282

Nonrecurring:
Other real estate owned	$—	$—	$1,877	$1,877
Impaired loans	—	—	15,876	15,876

Total	$—	$—	$17,753	$17,753

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include certain government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation did not have any securities classified as Level 1 or Level 3 at March 31, 2012 and December 31, 2011.

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

NOTE 5 – SECURITIES

Amortized cost and fair value of available-for-sale and held-to-maturity securities were as follows (dollars in thousands):

	March 31, 2012		December 31, 2011

	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Obligations of U.S. Government agencies and corporations	$171,847	$174,288	$135,929	$137,244

Obligations of states and political subdivisions	91,963	96,343	82,426	87,688

Other	350	350	350	350

Total available-for-sale	264,160	270,981	218,705	225,282

Restricted stock	3,844	3,844	3,844	3,844

Total	$268,004	$274,825	$222,549	$229,126

Gross unrealized gains and losses on available-for-sale and held-to-maturity securities were as follows (dollars in thousands):

	March 31, 2012		December 31, 2011

	Gross	Gross	Gross	Gross
	unrealized gains	unrealized losses	unrealized gains	unrealized losses

Obligations of U.S. Government agencies and corporations	$3,033	$592	$2,142	$827

Obligations of states and political subdivisions	4,618	238	5,264	2

Total	$7,651	$830	$7,406	$829

NOTE 6 – LOANS

The following presents the balances and activity in the allowance for loan losses for the period ended March 31, 2012 and December 31, 2011 (dollars in thousands):

	Commercial	Residential real estate	Non-residential real estate	Construction real estate	Consumer	Credit card	Total
Balance at December 31, 2011	$615	$1,905	$1,926	$179	$84	$69	$4,778
Provision charged to expense	(194)	274	(67)	75	34	3	125
Losses charged off	(2)	(138)	(158)	0	(19)	(9)	(326)
Recoveries	4	6	8	0	1	2	21

Balance at March 31, 2012	$423	$2,047	$1,709	$254	$100	$65	$4,598

	Commercial	Residential real estate	Non-residential real estate	Construction real estate	Consumer	Credit card	Total
Balance at December 31, 2010	$542	$1,857	$2,049	$347	$85	$75	$4,955
Provision charged to expense	(74)	720	256	(168)	14	27	775
Losses charged off	(56)	(746)	(903)	—	(38)	(43)	(1,786)
Recoveries	203	74	524	—	23	10	834

Balance at December 31, 2011	$615	$1,905	$1,926	$179	$84	$69	$4,778

The following presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011:

			Non-
		Residential	residential	Construction
		real	real	real		Credit
3/31/2012	Commercial	estate	estate	estate	Consumer	card	Total
		(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$525	$395	$53	$—	$—	$973
Collectively evaluated for impairment	423	1,522	1,314	201	100	65	3,625

Total	$423	$2,047	$1,709	$254	$100	$65	$4,598

Loans:
Loans individually evaluated for impairment	$607	$3,095	$10,948	$1,046	$—	$—	$15,696
Loans collectively evaluated for impairment	18,317	123,901	120,015	3,516	11,872	2,506	280,127

Total	$18,924	$126,996	$130,963	$4,562	$11,872	$2,506	$295,823

			Non-
		Residential	residential	Construction
		real	real	real		Credit
12/31/2011	Commercial	estate	estate	estate	Consumer	card	Total
		(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$496	$646	$53	$—	$—	$1,195
Collectively evaluated for impairment	615	1,409	1,280	126	84	69	3,583

Total	$615	$1,905	$1,926	$179	$84	$69	$4,778

Loans:
Loans individually evaluated for impairment	$685	$2,912	$11,220	$1,059	$—	$—	$15,876
Loans collectively evaluated for impairment	28,278	124,538	115,195	4,178	11,203	2,697	286,089

Total	$28,963	$127,450	$126,415	$5,237	$11,203	$2,697	$301,965

The following represents loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011 ( dollars in thousands):

3/31/2012	Unpaid principal balance	Recorded investment	Allowance for loan loss allocated
With no related allowance recorded:
Agricultural loans	$0	$0	$0
Commercial loans	551	551	0
Commercial overdraft LOC	56	56	0
Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	36	36	0
1 – 4 family real estate (1st mortgages)	874	874	0
1 – 4 family real estate (Jr. mortgages)	77	77	0
Multifamily real estate	290	290	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	8,129	8,129	0
Construction real estate	0	0	0
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0
With an allowance recorded:
Agricultural loans	0	0	0
Commercial loans	0	0	0
Commercial overdraft LOC	0	0	0
Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	0	0	0
1 – 4 family real estate (1st mortgages)	1,912	1,700	480
1 – 4 family real estate (Jr. mortgages)	128	118	45
Multifamily real estate	0	0	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	3,194	2,819	395
Construction real estate	1,046	1,046	53
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0

Total	$16,293	$15,696	$973

12/31/2011	Unpaid principal balance	Recorded investment	Allowance for loan loss allocated
With no related allowance recorded:
Agricultural loans	$0	$0	$0
Commercial loans	630	630	0
Commercial overdraft LOC	55	55	0
Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	19	19	0
1 – 4 family real estate (1st mortgages)	873	863	0
1 – 4 family real estate (Jr. mortgages)	77	77	0
Multifamily real estate	0	0	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	8,246	8,246	0
Construction real estate	0	0	0
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0
With an allowance recorded:
Agricultural loans	0	0	0
Commercial loans	0	0	0
Commercial overdraft LOC	0	0	0
Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	0	0	0
1 – 4 family real estate (1st mortgages)	2,097	1,818	433
1 – 4 family real estate (Jr. mortgages)	135	135	63
Multifamily real estate	0	0	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	3,395	2,974	646
Construction real estate	1,059	1,059	53
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0

Total	$16,586	$15,876	$1,195

The Bank categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank uses the following definitions for risk ratings:

•

Special Mention – Loans classified as “special mention” possess some credit deficiency or potential weakness that deserves close attention, but do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk of losses in the future.

•

Substandard – Loans classified as “substandard” are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard have well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are categorized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful – Loans classified as “doubtful” have all of the weaknesses of those classified as substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following presents loans as of March 31, 2012 and December 31, 2011 that are collectively evaluated for impairment and are considered not impaired. Investments in each category found below do not include loans that are deemed impaired and analyzed individually for impairment which were presented previously (dollars in thousands):

3/31/2012	Pass	Special mention	Substandard	Doubtful	Not rated
Agricultural loans	$1,851	$0	$0	$0	$0
Commercial loans	15,269	178	2	0	0
Commercial overdraft LOC	0	0	0	0	176
Commercial non-profit/political subdivisions	841	0	0	0	0
Open-end home equity	26,124	366	317	0	0
1 – 4 family real estate (1st mortgages)	83,867	1,457	2,373	0	0
1 – 4 family real estate (Jr. mortgages)	9,107	0	290	0	0
Multifamily real estate	6,486	0	2,507	0	0
Farm real estate	8,565	296	0	0	0
Non-farm/non-residential real estate	86,594	11,378	4,189	0	0
Construction real estate	2,562	0	954	0	0
Consumer loans – vehicle	4,055	1	4	0	0
Consumer overdraft LOC	0	0	0	0	243
Consumer loans – mobile home	671	0	0	0	0
Consumer loans – home improvement	193	0	0	0	0
Consumer loans – other	6,643	20	42	0	0
MasterCard/VISA	0	0	0	0	2,506

Total	$252,828	$13,696	$10,678	$0	$2,925

12/31/2011	Pass	Special mention	Substandard	Doubtful	Not rated
Agricultural loans	$3,207	$0	$0	$0	$0
Commercial loans	23,596	192	10	0	0
Commercial overdraft LOC	0	0	0	0	353
Commercial non-profit/political subdivisions	920	0	0	0	0
Open-end home equity	26,879	449	268	0	0
1 – 4 family real estate (1st mortgages)	83,743	1,233	2,250	0	0
1 – 4 family real estate (Jr. mortgages)	9,416	0	300	0	0
Multifamily real estate	5,973	0	2,856	0	0
Farm real estate	8,645	47	0	0	0
Non-farm/non-residential real estate	80,391	12,279	5,004	0	0
Construction real estate	3,220	0	958	0	0
Consumer loans – vehicle	3,408	3	5	0	0
Consumer overdraft LOC	0	0	0	0	236
Consumer loans – mobile home	706	18	0	0	0
Consumer loans – home improvement	194	0	0	0	0
Consumer loans – other	6,577	36	20	0	0
MasterCard/VISA	0	0	0	0	2,697

Total	$256,875	$14,257	$11,671	$0	$3,286

The following presents the recorded investment by class of loans which are not on nonaccrual and have collectively been evaluated for impairment as of March 31, 2012 and December 31, 2011 (dollars in thousands):

3/31/2012	30-89 days past due	90+ days past due	Total past due	Not past due	Total
Agricultural loans	$0	$0	$0	$1,851	$1,851
Commercial loans	0	0	0	15,449	15,449
Commercial overdraft LOC	0	0	0	176	176
Commercial non-profit/political subdivisions	0	0	0	841	841
Open-end home equity	260	137	397	26,410	26,807
1 – 4 family real estate (1st mortgages)	1,712	557	2,269	85,428	87,697
1 – 4 family real estate (Jr. mortgages)	103	0	103	9,294	9,397
Multifamily real estate	0	0	0	8,993	8,993
Farm real estate	0	0	0	8,861	8,861
Non-farm/non-residential real estate	569	49	618	101,543	102,161
Construction real estate	0	0	0	3,516	3,516
Consumer loans – vehicle	1	0	1	4,059	4,060
Consumer overdraft LOC	5	2	7	236	243
Consumer loans – mobile home	0	0	0	671	671
Consumer loans – home improvement	2	0	2	191	193
Consumer loans – other	16	20	36	6,669	6,705
MasterCard/VISA	11	14	25	2,481	2,506

Total	$2,679	$779	$3,458	$276,669	$280,127

12/31/2011	30-89 days past due	90+ days past due	Total past due	Not past due	Total
Agricultural loans	$0	$0	$0	$3,207	$3,207
Commercial loans	16	0	16	23,782	23,798
Commercial overdraft LOC	0	0	0	353	353
Commercial non-profit/political subdivisions	0	0	0	920	920
Open-end home equity	213	91	304	27,293	27,597
1 – 4 family real estate (1st mortgages)	2,046	566	2,612	84,614	87,226
1 – 4 family real estate (Jr. mortgages)	48	9	57	9,658	9,715
Multifamily real estate	0	0	0	8,829	8,829
Farm real estate	38	0	38	8,655	8,693
Non-farm/non-residential real estate	616	0	616	97,057	97,673
Construction real estate	0	0	0	4,178	4,178
Consumer loans – vehicle	6	0	6	3,410	3,416
Consumer overdraft LOC	9	0	9	227	236
Consumer loans – mobile home	18	0	18	706	724
Consumer loans – home improvement	0	0	0	194	194
Consumer loans – other	41	0	41	6,592	6,633
MasterCard/VISA	30	6	36	2,661	2,697

Total	$3,081	$672	$3,753	$282,336	$286,089

The following presents the recorded investment in loans past due 90 days or more still accruing, nonaccrual, and Troubled Debt Restructurings (TDR) by class as of March 31, 2012 and December 31, 2011 (dollars in thousands):

3/31/2012	Loans past due 90+ days and still accruing	Nonaccrual	TDR
Agricultural loans	$0	$0	$0
Commercial loans	0	40	39
Commercial overdraft LOC	0	0	0
Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	137	18	17
1 – 4 family real estate (1st mortgages)	557	2,078	713
1 – 4 family real estate (Jr. mortgages)	0	102	92
Multifamily real estate	0	290	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	49	684	3,166
Construction real estate	0	1,046	679
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	2	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	20	0	0
MasterCard/VISA	14	0	0

Total	$779	$4,258	$4,706

12/31/2011	Loans past due 90+ days and still accruing	Nonaccrual	TDR
Agricultural loans	$0	$0	$0
Commercial loans	0	88	54
Commercial overdraft LOC	0	0	0
Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	91	19	0
1 – 4 family real estate (1st mortgages)	566	2,338	413
1 – 4 family real estate (Jr. mortgages)	9	113	99
Multifamily real estate	0	0	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	0	1,054	3,569
Construction real estate	0	1,059	692
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	6	0	0

Total	$672	$4,671	$4,827

The following presents the recorded investment in TDR loans by class, which occurred during the quarter ended March 31, 2012 (dollars in thousands):

	Number of contracts	Recorded investment	Allowance for loan losses allocated
Agricultural loans	0	$0	$0
Commercial loans	0	0	0
Commercial overdraft LOC	0	0	0
Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	0	0	0
1 – 4 family real estate (1st mortgages)	2	173	0
1 – 4 family real estate (Jr. mortgages)	0	0	0
Multifamily real estate	0	0	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	0	0	0
Construction real estate	0	0	0
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0

Total	2	$173	$0

During the three-month period ended March 31, 2012, there was a recorded investment of restructured loans totaling $173,000 that resulted from TDR, however, of that, no balance was added to the Allowance for Loan Losses.

Within the TDR loan portfolio, one of the loan modifications resulted in delaying a portion of principal payments which results in a balloon payment of interest and principal at the maturity of the loan. The other loan modification resulted in a reduced interest rate.

NOTE 7 – STOCK BASED COMPENSATION

The Corporation established a Stock Option and Incentive Plan (the “Plan”) in 2002, which permitted the Corporation to award stock options and/or stock appreciation rights to directors and managerial and other key employees of the Corporation. The awards could be in the form of stock options and/or stock appreciation rights. The Plan, which provided for the issuance of up to 190,951 shares, expired in March 2012.

	Outstanding Stock Options			Exercisable Stock Options
		Weighted	Weighted		Weighted	Weighted
Exercise		Average	Average		Average	Average
Price		Exercise	Contractual		Exercise	Contractual
Range	Number	Price	Life (years)	Number	Price	Life (years)

$24.99	28,869	$24.99	8	0	N/A	N/A

The following summarizes stock option activity for the first three months of 2012:

Outstanding, January 1, 2012	28,869
Granted	—
Exercised	—

Outstanding, March 31, 2012	28,869

Exercisable, March 31, 2012	—

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

There were no new options granted in the first quarter 2012, however compensation expense related to options granted in 2011, which is included in salaries and wages in the consolidated statements of income for the three months ended March 31, 2012, amounted to $12,000. Compensation expense is recognized over the three year vesting period of the options. As of March 31, 2012, there was $55,000 of unrecognized compensation expense expected to be recognized over the vesting period.

NOTE 8 – BRANCH ACQUISITION

On August 31, 2011, the Bank entered into an agreement to purchase four branch offices of The Home Savings and Loan Company of Youngstown, Ohio, (“HSL”) located in Fremont, Clyde, and Tiffin, Ohio. Under the terms of the agreement, the Bank assumed all related deposits and purchased the related branch premises and certain loans. The transaction was completed on December 16, 2011, with assets acquired and deposits assumed being recorded at their estimated fair values as follows:

(Dollars in thousands)

Cash	$83,496
Loans	21,502
Bank premises and equipment	1,801
Goodwill	4,245
Core deposit intangible asset	1,269
Other assets	71

Total assets acquired	$112,384

Deposits assumed	$111,072
Other liability – payable to seller	1,312

Total liabilities assumed	$112,384

The “other liability—payable to seller” represents the changes in the amounts of certain assets acquired and liabilities assumed between the final settlement date and December 16, 2011, the actual closing (transfer) date. Under the terms of the agreement, a final closing statement was prepared by seller within 30 days after closing and received by the Bank on January 15, 2012, and the Bank made final payment to seller based on the final closing statement.

On December 16, 2011, the contractual balance of loans transferred was $21,697,000, and the contractual balance of deposits transferred was $109,970,000. Loans acquired include residential real estate and consumer loans secured by real estate and personal property that management determined to be risk graded as a pass rated loans as defined in Note 6.

The operating results of the acquired branches subsequent to the closing are included in the Corporation’s consolidated financial statements. The core deposit intangible asset is amortized on a sum of digits basis over a period of ten years, the CD market valuation is amortized on a straight-line basis over a two year period, and the discounted loan market valuation is accreted to income on a straight-line basis over a five year period.

Goodwill of $4,245,000 arose in the acquisition of the HSL branches because consideration paid effectively included amounts relating to the benefit of expected synergies, revenue growth, and future market development. These benefits are not recognized separately from goodwill because they do not meet the recognition requirement for identifiable intangible assets. All goodwill arising from this acquisition is expected to be deductible for tax purposes on a straight-line basis over a 15 year period.

The excess cash in the transaction was used to increase the Bank’s investment portfolio and cash balances. Going forward, excess cash will be used in the form of continued investment growth and to fund anticipated loan growth.

On March 12, 2012, the Bank made a payment of $1,026,000 to settle differences between the final settlement statement and the draft settlement statement. The settlement amount reduced the previously reported cash, goodwill, and other liability categories. Goodwill was reduced by $46,000, as result of the final payment, reducing related goodwill amount to $4,199,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Where appropriate, the following discussion relating to the Corporation contains the insights of management into known events and trends that have or may be expected to have a material effect on the Corporation’s operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties. When used herein, the terms “anticipates”, “believes”, “plans”, “intends”, “expects”, “estimates”, “projects”, “targets”, “will”, “would”, “should”, “could”, and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, but are not the exclusive means of identifying such statements. The Corporation’s actual results may differ materially from those expressed or implied in such forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in regional and/or national economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, changes in FDIC insurance assessment rates, demand for loans in the Corporation’s market area, and competitive conditions in the financial services industry. Additional information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements is available in the Corporation’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the disclosure in “Item 1A. Risk Factors” of Part I of Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”).

The Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except to the extent required by law.

PERFORMANCE SUMMARY

Net income for the three-month period ended March 31, 2012 was $934,000, or $.56 per common share, compared to $1,009,000, or $.60 per common share, for the same period in 2011, a decrease of $75,000 (7.4%). The results for the first quarter were positively affected by a $45,000 increase in net interest income, a $134,000 increase in non-interest income, and a $95,000 decrease in federal income taxes. Results were offset by a $324,000 increase in non-interest expenses and a $25,000 increase in the provision for loan losses.

Assets at March 31, 2012 totaled $628,971,000, compared to $629,651,000 at December 31, 2011. Total cash and cash equivalents decreased $39,683,000 during the quarter ended March 31, 2012. Total loans decreased to $295,823,000 from $301,965,000 at 2011 year end. Total securities increased to $274,825,000 from $229,126,000 at 2011 year end. Total deposits increased to $517,866,000 from $501,837,000 at 2011 year end.

FINANCIAL POSITION

The following comments are based upon a comparison of Croghan’s financial position at March 31, 2012 to December 31, 2011.

Total cash and cash equivalents decreased $39,683,000 (66.0%) and total securities increased $45,699,000 (19.9%) during the three-month period ended March 31, 2012. Total loans decreased $6,142,000 (2.0%) to $295,823,000 at March 31, 2012, compared to $301,965,000 at December 31, 2011. During the same period, deposits increased $16,029,000 (3.2%) to $517,866,000 at March 31, 2012, compared to $501,837,000 at December 31, 2011.

The increase in securities during the three-month period ended March 31, 2012 primarily resulted from purchases of available-for-sale securities of $62,638,000, with maturities during the period of $15,751,000. There were no sales of securities during the period. The security balance increase was the result of using the excess cash from the HSL acquisition to purchase securities, as well the continuation of investing pay downs and maturing securities back into the portfolio.

The total loan balance decreased $6,142,000 (2.0%) during the three-month period ended March 31, 2012. The decrease resulted from pay downs from commercial borrowers and a continuation of the soft demand in the Bank’s lending markets. The Bank is working on growing the portfolio through the increased markets gained from the HSL acquisition.

Components of the increase in deposits included a $25,087,000 (8.1%) increase in the liquid deposit category (demand, savings, NOW, and money market deposit accounts), which was partially offset by a $9,058,000 (4.7%) decrease in the time deposit category. Croghan strives to maintain a strong interest margin by balancing deposit needs to fund anticipated loan demand and by maintaining the necessary deposit pricing structure.

Stockholders’ equity at March 31, 2012 increased to $63,488,000, or $37.94 book value per common share, compared to $62,883,000, or $37.58 book value per common share, at December 31, 2011. The balance in stockholders’ equity at March 31, 2012 included accumulated other comprehensive income, consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes. At March 31, 2012, Croghan held $270,981,000 in available-for-sale securities with an unrealized gain of $4,502,000, net of income taxes. This compares to 2011 year-end holdings of $225,282,000 in available-for-sale securities with an unrealized gain of $4,341,000, net of income taxes.

Beginning in February 2002, Croghan instituted a stock buy-back program; however the Board of Directors opted not to renew the stock buy-back program during the first quarter of 2012. During the life span of the program, a total of 248,791 shares were repurchased by Croghan. The 240,729 treasury shares held as of March 31, 2012 and December 31, 2011 are reported at their acquired cost.

A cash dividend of $.32 per share was declared on March 13, 2012, payable on April 30, 2012 to shareholders of record as of April 13, 2012.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $45,000 (1.0%), for the three-month period ended March 31, 2012 as compared to the same period in 2011. The net interest yield decreased to 3.18% for the three-month period ended March 31, 2012, compared to 3.87% for the same period in 2011. The increase of $103,441,000 in average interest-earning assets and the increase of $109,441,000 in average interest bearing liabilities year-over-year was primarily due to acquisition of cash, loans, and deposits in the HSL branch acquisition. The excess cash that was acquired was used to increase the security portfolio.

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

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
	(Dollars in thousands)

Provision for loan losses charged to expense	$125	$100
Net loan charge-offs	305	313
Annualized net loan charge-offs as a percent of average outstanding loans	.41%	.43%

The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)

Nonaccrual loans	$3,023	$3,376
Loans contractually past due 90 days or more and still accruing interest	779	672

TDR-accruing	3,471	3,532
TDR-non-accruing	1,235	1,295

Total TDR loans	4,706	4,827

Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	10,034	18,161

Total potential problem and non-performing loans	$18,542	$27,036

Allowance for loan losses	$4,598	$4,778

Allowance for loan losses as a percent of period-end loans	1.55%	1.58%

During the first quarter of 2012, the Bank recognized a $125,000 provision for loan losses as compared to a $100,000 provision during the same period a year ago. Net loan charge-offs decreased $8,000 to $305,000 during the first quarter of 2012 compared to the same period a year ago. The continued downward trend in the 2012 and 2011 first quarter provision is the result of the loan loss calculation having decreases in the average historical loss rates, which are used to calculate certain segments of the allowance for loan losses.

Total potential problem and non-performing loans, which are summarized in the preceding table, decreased $8,494,000, or 31.4%, to $18,542,000 at March 31, 2012, compared to $27,036,000 at December 31, 2011. Favorable components included an $8,127,000 decrease in potential problem loans other than those past due 90 days or more, nonaccrual, or restructured. This was the result of one large commercial borrower having significant financial improvement, which allowed the Bank to upgrade this credit. Other favorable components included a $353,000 decrease in nonaccrual loans and a $121,000 decrease in the total TDR loan category. An unfavorable component was a $107,000 increase in loans contractually past due 90 days or more and still accruing interest.

As illustrated in the following table, $8,991,000, or 89.6%, of total potential problem loans are less than 30 days past due and $10,027,000, or 99.9%, are secured with collateral at March 31, 2012.

Croghan typically classifies credits as potential problem loans, regardless of collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the potential problem loans at March 31, 2012, totaling $10,034,000, are currently performing loans (less than 90 days past due) and a majority are collateralized by an interest in real property.

The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)

Potential problem loans not currently past due	$7,341	$16,984
Potential problem loans past due one day or more but less than 10 days	506	91
Potential problem loans past due 10 days or more but less than 30 days	1,144	167
Potential problem loans past due 30 days or more but less than 60 days	390	342
Potential problem loans past due 60 days or more but less than 90 days	653	577

Total potential problem loans	$10,034	$18,161

Total potential problem loans decreased $9,643,000 in the loans not currently past due category during the first quarter 2012, which was the result primarily from the previously mentioned commercial borrower being upgraded. This decrease was partially offset by a $1,516,000 increase in the aggregate amount of potential problem loans in the past due categories.

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)

Collateralized by an interest in real property	$10,007	$17,582
Collateralized by an interest in assets other than real property	20	575
Unsecured	7	4

Total potential problem loans	$10,034	$18,161

Management will continue to monitor asset quality trends throughout 2012 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management believes the allowance for loan losses at March 31, 2012 is adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $134,000, or 17.5%, for the three-month period ended March 31, 2012, compared to the same period in 2011. During the first quarter of 2012, service charges on deposits and other non-interest income increased $111,000. Also contributing to the increase during the first quarter of 2012, compared to the same period in 2011, was the absence of any security write downs, which totaled $111,000 for the same period in 2011. Decreasing in the non-interest income category was gains on sale of loans, which decreased $34,000 to $5,000 during the first quarter of 2012. The decrease was due to the Bank keeping many of these loans in-house instead of selling them into the secondary market. Also decreasing within the non-interest income category was trust income, which decreased $54,000 during the first quarter 2012 compared to 2011.

NON-INTEREST EXPENSES

Total non-interest expenses increased $324,000, or 8.5%, for the three-month period ended March 31, 2012, as compared to the same period in 2011. Salaries, wages, and employee benefits increased $64,000 (3.1%), between comparable three-month periods. Occupancy of premises expense increased $22,000 (9.5%), between comparable three-month periods. Amortization of core deposit intangible increased $86,000 between comparable three-month periods, due to the core deposit intangible that resulted from the HSL acquisition. Other operating expenses increased $152,000 (10.5%), between comparable three-month periods. These increases are attributable to the HSL acquisition and the fixed costs associated with operating the new banking centers.

Within the other operating expense category is the FDIC insurance expense. During the first quarter of 2012, the FDIC insurance expense was $100,000, compared to $129,000 during the same period in 2011. The Bank prepaid the amount of $1,797,000 in December 2009 and had a remaining prepaid balance of $795,000 at March 31, 2012. This prepaid assessment amount is included in other assets of the Corporation. Future quarterly assessments will be charged against the prepaid asset until such time as the prepaid asset has been full expensed, at which point the Bank will resume paying premiums to the FDIC.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense decreased $95,000, or 44.2%, between comparable three-month periods. The Corporation’s effective tax rate for the three months ended March 31, 2012 was 11.4%, compared to 17.6% for the same period in 2011. The decrease in the effective tax rate is a result of an increase in tax exempt interest income from investment securities, as well as a decrease in income before federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Short-term borrowings of federal funds purchased and repurchase agreements averaged $28,557,000 for the three-month period ended March 31, 2012. This compares to $22,228,000 for the three-month period ended March 31, 2011, and $23,433,000 for the twelve-month period ended December 31, 2011.

Borrowings from the Federal Home Loan Bank and Great Lakes Bankers Bank totaled $18,500,000 at March 31, 2012, and December 31, 2011, compared to $22,500,000 at March 31, 2011.

Capital expenditures for premises and equipment totaled $40,000 for the three-month period ended March 31, 2012, compared to $45,000 for the same period in 2011. The 2012 expenditures included improvements to the acquired HSL banking centers.

Loan commitments, including letters of credit, as of March 31, 2012 totaled $83,368,000 compared to $76,793,000 at December 31, 2011. Since many of these commitments are expected to expire without being drawn upon, these totals do not necessarily represent future cash requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in Croghan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”).

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Management is not aware of any pending legal proceedings, except for routine legal proceedings to which the Corporation’s subsidiary Bank is a party incidental to its banking business. Management considers none of those proceedings to be material.

ITEM 1A.    RISK FACTORS

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of the 2011 Form 10-K, which could materially affect our business, financial condition, and/or operating results. There have been no material changes from those risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the 2011 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

Exhibit Number	Description and Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer (included with this filing)

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer (included with this filing)

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer (included with this filing)

101	The following materials from Croghan Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012 and 2011 (unaudited); (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited); and (vi) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text (included with this filing)*

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

CROGHAN BANCSHARES, INC. Registrant

Date: April 27, 2012	By:	/s/ RICK M. ROBERTSON
Rick M. Robertson, President and CEO
(Principal Executive Officer)

Date: April 27, 2012	By:	/s/ KENDALL W. RIEMAN
Kendall W. Rieman, Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith

101	The following materials from Croghan Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012 and 2011 (unaudited); (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited); and (vi) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text*	Filed herewith

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