Form 10-Q
period 2012-06-30
CROGHAN BANCSHARES INC
filed 2012-07-30
CIK 887149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The Registrant had 1,673,380 common shares, par value $12.50 per share, outstanding as of July 30, 2012.

This document contains 41 pages. The Exhibit Index is on page 38 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROGHAN BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

	June 30 2012	December 31 2011
	(Dollars in thousands, except par value)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$17,671	$21,787
Interest-bearing deposits in other banks	550	38,306

Total cash and cash equivalents	18,221	60,093

SECURITIES
Available-for-sale, at fair value	254,168	225,282
Restricted stock	4,174	3,844

Total securities	258,342	229,126

LOANS	312,247	301,965
Less: Allowance for loan losses	4,451	4,778

Net loans	307,796	297,187

Premises and equipment, net	7,808	8,215
Cash surrender value of life insurance	10,933	10,766
Goodwill	14,629	14,675
Core deposit intangible asset, net	1,127	1,327
Accrued interest receivable	2,983	2,485
Other real estate owned	1,387	1,877
Other assets	3,066	3,900

TOTAL ASSETS	$626,292	$629,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$91,004	$77,056
Savings, NOW, and Money Market deposits	247,339	231,182
Time	180,271	193,599

Total deposits	518,614	501,837

Federal funds purchased and securities sold under repurchase agreements	19,791	40,861
Borrowed funds	18,244	18,500
Dividends payable	535	535
Other liabilities	4,249	5,035

Total liabilities	561,433	566,768

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	236	179
Retained earnings	43,897	42,662
Accumulated other comprehensive income	5,025	4,341
Treasury stock, 240,729 shares in 2012 and 2011, at cost	(8,225)	(8,225)

Total stockholders’ equity	64,859	62,883

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$626,292	$629,651

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

	Three months ended June 30
	2012	2011
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,207	$4,137
Securities:
Obligations of U.S. Government agencies and corporations	302	712
Obligations of states and political subdivisions	741	543
Other	51	45
Interest on deposits in other banks	2	1

Total interest income	5,303	5,438

INTEREST EXPENSE
Deposits	596	643
Other borrowings	193	185

Total interest expense	789	828

Net interest income	4,514	4,610

PROVISION FOR LOAN LOSSES	50	300

Net interest income, after provision for loan losses	4,464	4,310

NON-INTEREST INCOME
Gain on sale of securities	311	0
Gain on sale of loans	31	30
Trust income	285	297
Service charges on deposit accounts	445	334
Other	264	237

Total non-interest income	1,336	898

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	2,125	2,006
Occupancy of premises	236	210
Amortization of core deposit intangible asset	100	15
Other operating	1,632	1,299

Total non-interest expenses	4,093	3,530

Income before federal income taxes	1,707	1,678

FEDERAL INCOME TAXES	336	380

NET INCOME	$1,371	$1,298

Net income per share, based on 1,673,380 shares in 2012 and 2011	$0.82	$0.78

Dividends declared per share	$0.32	$0.32

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

	Six months ended June 30
	2012	2011
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$8,299	$8,251
Securities:
Obligations of U.S. Government agencies and corporations	739	1,353
Obligations of states and political subdivisions	1,476	1,070
Other	94	99
Interest on deposits in other banks	13	6

Total interest income	10,621	10,779

INTEREST EXPENSE
Deposits	1,321	1,408
Other borrowings	391	411

Total interest expense	1,712	1,819

Net interest income	8,909	8,960

PROVISION FOR LOAN LOSSES	175	400

Net interest income, after provision for loan losses	8,734	8,560

NON-INTEREST INCOME
Gain on sale of securities	311	0
Gain on sale of loans	36	69
Loss on write down of securities	0	(111)
Trust income	515	581
Service charges on deposit accounts	862	666
Other	512	459

Total non-interest income	2,236	1,664

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	4,284	4,101
Occupancy of premises	489	442
Amortization of core deposit intangible asset	200	29
Other operating	3,236	2,751

Total non-interest expenses	8,209	7,323

Income before federal income taxes	2,761	2,901

FEDERAL INCOME TAXES	456	594

NET INCOME	$2,305	$2,307

Net income per share, based on 1,673,380 shares in 2012 and 1,674,176 shares in 2011	$1.38	$1.38

Dividends declared per share	$0.64	$0.64

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30
	2012	2011
	(Dollars in thousands)

NET INCOME	$1,371	$1,298

Other comprehensive income
Unrealized gains (losses) on securities:
Unrealized holding gains during period	1,104	2,000

Reclassification adjustments for (gains) losses included in net income	(311)	0

Other comprehensive income, before income taxes	793	2,000

Less: Income tax expense related to other comprehensive income	270	680

Other comprehensive income	523	1,320

Total comprehensive income	$1,894	$2,618

	Six months ended June 30
	2012	2011
	(Dollars in thousands)

NET INCOME	$2,305	$2,307

Other comprehensive income
Unrealized gains (losses) on securities:
Unrealized holding gains during period	1,348	2,696

Reclassification adjustments for (gains) losses included in net income	(311)	111

Other comprehensive income, before income taxes	1,037	2,807

Less: Income tax expense related to other comprehensive income	353	954

Other comprehensive income	684	1,853

Total comprehensive income	$2,989	$4,160

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended June 30
	2012	2011
	(Dollars in thousands, except per share data)

BALANCE AT BEGINNING OF PERIOD	$63,488	$57,444

Comprehensive Income:
Net income	1,371	1,298
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	523	1,320

Total comprehensive income	1,894	2,618

Stock base compensation	12	0

Cash dividends declared, $.32 per share in 2012 and 2011	(535)	(535)

BALANCE AT END OF PERIOD	$64,859	$59,527

	Six months ended June 30
	2012	2011
	(Dollars in thousands, except per share data)

BALANCE AT BEGINNING OF PERIOD	$62,883	$56,513

Comprehensive Income:
Net income	2,305	2,307
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	684	1,853

Total comprehensive income	2,989	4,160

Purchase of 3,000 treasury shares in 2011	0	(76)

Stock based compensation	57	0

Cash dividends declared, $.64 per share in 2012 and 2011	(1,070)	(1,070)

BALANCE AT END OF PERIOD	$64,859	$59,527

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2012	2011
	(Dollars in thousands)

NET CASH FLOW FROM OPERATING ACTIVITIES	$6,639	$4,195

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	38,759	18,403
Purchases of available-for-sale securities	(77,286)	(30,282)
Purchases of held-to-maturity securities	(330)	0
Proceeds from sale of available-for-sale securities	7,858	0
Final settlement payment for branch acquisition	(1,026)	0
Net (increase) decrease in loans	(10,986)	1,361
Additions to premises and equipment	(141)	(258)

Net cash (used in) investing activities	(43,152)	(10,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	16,502	12,791
Net change in federal funds purchased and securities sold under repurchase agreements	(21,070)	1,398
Net change in borrowed funds	(256)	(3,000)
Cash dividends paid	(535)	(1,070)
Purchase of treasury stock	0	(76)

Net cash provided by (used in) financing activities	(5,359)	10,043

NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,872)	3,462

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,093	21,856

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,221	$25,318

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,688	$2,830

Federal income taxes	$100	$160

NON-CASH OPERATING ACTIVITY:
Change in deferred income taxes on net unrealized gain on available-for-sale securities	$(353)	$(954)

NON-CASH INVESTING ACTIVITY:
Change in net unrealized gain on available-for-sale securities	$1,037	$2,807

NON-CASH OPERATING AND INVESTING ACTIVITY:
Transfer of loans to other real estate owned	$182	$1,303

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Notes to Consolidated Financial Statements

June 30, 2012

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted. The Corporation’s Annual Report to Shareholders for the year ended December 31, 2011 (the “2011 Annual Report”), contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2012, are not necessarily indicative of the operating results for the full year.

Management evaluated subsequent events through July 30, 2012, the date the financial statements were issued. Events or transactions occurring after June 30, 2012, but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2012, have been recognized in the consolidated financial statements for the period ended June 30, 2012. Events or transactions that provided evidence about conditions that arose before the consolidated financial statements were issued, but did not exist at June 30, 2012, have not been recognized in the consolidated financial statements for the period ended June 30, 2012.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, The Financial Accounting Standards Board (FASB) issued ASU 2011-04, Fair Value Measurement; amending ASC Topic 820 which eliminates terminology differences between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS) on the measurement of fair value and related fair value disclosures. While largely consistent with existing fair value measurement principles and disclosures, the changes were made as part of the continuing efforts to converge GAAP and IFRS. The adoption of this guidance was effective for interim and annual periods beginning after December 15, 2011, and its adoption did not have a significant impact on the Corporation’s financial statements.

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)

Financial Assets
Cash and cash equivalents	$18,221	$18,221	$60,093	$60,093
Securities	258,342	258,342	229,126	229,126
Loans, net	307,796	316,117	297,187	302,984

Total	$584,359	$592,680	$586,406	$592,203

Financial Liabilities
Deposits	$518,614	$520,331	$501,837	$503,563

Federal Funds purchased and securities sold under repurchase agreements	19,791	19,791	40,861	39,932
Borrowed funds	18,244	19,584	18,500	19,980

Total	$556,649	$559,706	$561,198	$563,475

The preceding summary does not include accrued interest receivable, cash surrender value of life insurance, dividends payable, and other liabilities which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.

The Bank also has unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit. The contract amount of such financial instruments totaled $85,214,000 at June 30, 2012 and $76,793,000 at December 31, 2011. Since many of these commitments are expected to expire without being drawn upon, these contract amounts do not necessarily represent future cash requirements.

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

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy due to the lack of observable quotes in inactive markets for those instruments at June 30, 2012 and December 31, 2011.

The following summarizes financial assets (there were no financial liabilities) measured at fair value as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

6/30/2012	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
	(Dollars in Thousands)

Recurring
Securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$0	$155,971	$0	$155,971

Obligations of states and political subdivisions	0	97,847	0	97,847
Other	0	350	0	350

Total	$0	$254,168	$0	$254,168

Nonrecurring
Other real estate owned	$0	$0	$1,387	$1,387
Impaired loans	0	0	13,801	13,801

Total	$0	$0	$15,188	$15,188

12/31/2011	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
	(Dollars in Thousands)

Recurring
Securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$0	$137,244	$0	$137,244

Obligations of states and political subdivisions	0	87,688	0	87,688
Other	0	350	0	350

Total	$0	$225,282	$0	$225,282

Nonrecurring
Other real estate owned	$0	$0	$1,877	$1,877
Impaired loans	0	0	14,681	14,681

Total	$0	$0	$16,558	$16,558

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include certain government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation did not have any securities classified as Level 1 or Level 3 at June 30, 2012 and December 31, 2011.

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

NOTE 5 – SECURITIES

Amortized cost and fair value securities were as follows (dollars in thousands):

	June 30, 2012		December 31, 2011

	Amortized cost	Fair Value	Amortized cost	Fair Value

Obligations of U.S. Government agencies and corporations	$153,782	$155,971	$135,929	$137,244
Obligations of states and political subdivisions	92,421	97,847	82,426	87,688
Other	350	350	350	350

Total available-for-sale	246,553	254,168	218,705	225,282

Restricted stock	4,174	4,174	3,844	3,844

Total	$250,727	$258,342	$222,549	$229,126

	June 30, 2012		December 31, 2011
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

Obligations of U.S. Government agencies and corporations	$2,757	$568	$2,142	$827
Obligations of states and political subdivisions	5,521	95	5,264	2

Total	$8,278	$663	$7,406	$829

NOTE 6 – LOANS

The following presents the balances and activity in the allowance for loan losses for the period ended June 30, 2012 and June 30, 2011 (dollars in thousands):

6/30/2012	Commercial	Residential real estate	Non- residential real estate	Construction real estate	Consumer	Credit Card	Total
Balance at December 31, 2011	$615	$1,905	$1,926	$179	$84	$69	$4,778
Provision charged to expense	20	238	(232)	65	70	14	175
Losses charged off	(2)	(202)	(298)	0	(39)	(20)	(561)
Recoveries	8	10	26	0	11	4	59

Balance at June 30, 2012	$641	$1,951	$1,422	$244	$126	$67	$4,451

6/30/2011	Commercial	Residential real estate	Non- residential real estate	Construction real estate	Consumer	Credit Card	Total
Balance at December 31, 2010	$542	$1,857	$2,049	$347	$85	$75	$4,955
Provision charged to expense	1	240	56	106	(1)	(2)	400
Losses charged off	(19)	(303)	(435)	0	(14)	(13)	(784)
Recoveries	8	2	1	0	17	6	34

Balance at June 30, 2011	$532	$1,796	$1,671	$453	$87	$66	$4,605

The following presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011 (dollars in thousands):

6/30/2012	Commercial	Residential real estate	Non- residential real estate	Construction real estate	Consumer	Credit card	Total
Allowance for loan losses:
Ending Balance attributable to loans:
Individually evaluated for impairment	$30	$486	$259	$29	$0	$0	$804
Collectively evaluated for impairment	611	1,465	1,163	215	126	67	3,647

Total	$641	$1,951	$1,422	$244	$126	$67	$4,451

Loans individually evaluated for Impairment	$652	$3,242	$10,344	$367	$0	$0	$14,605
Loans collectively evaluated for impairment	25,453	124,817	125,974	4,046	14,796	2,556	297,642

Total	$26,105	$128,059	$136,318	$4,413	$14,796	$2,556	$312,247

12/31/2011	Commercial	Residential real estate	Non- residential real estate	Construction real estate	Consumer	Credit card	Total
Allowance for loan losses:
Ending Balance attributable to loans:
Individually evaluated for impairment	$0	$496	$646	$53	$0	$0	$1,195
Collectively evaluated for impairment	615	1,409	1,280	126	84	69	3,583

Total	$615	$1,905	$1,926	$179	$84	$69	$4,778

Loans individually evaluated for Impairment	$685	$2,912	$11,220	$1,059	$0	$0	$15,876
Loans collectively evaluated for impairment	28,278	124,538	115,195	4,178	11,203	2,697	286,089

Total	$28,963	$127,450	$126,415	$5,237	$11,203	$2,697	$301,965

The following represents loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011 (dollars in thousands):

6/30/2012

With no related allowance recorded:	Unpaid principal balance	Recorded investment	Allowance for loan loss allocated
Agricultural loans	$0	$0	$0
Commercial loans	506	506	0
Commercial overdraft LOC	58	58	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	34	34	0

1 – 4 family real estate (1st mortgages)	1,166	1,166	0
1 – 4 family real estate (Jr. mortgages)	84	84	0
Multifamily real estate	219	219	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	7,755	7,755	0
Construction real estate	0	0	0
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0

With an allowance recorded:
Agricultural loans	0	0	0
Commercial loans	88	88	30
Commercial overdraft LOC	0	0	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	0	0	0

1 – 4 family real estate (1st mortgages)	1,968	1,725	481
1 – 4 family real estate (Jr. mortgages)	24	14	5
Multifamily real estate	0	0	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	3,017	2,589	259
Construction real estate	367	367	29
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0

Total	$15,286	$14,605	$804

12/31/2011

With no related allowance recorded:	Unpaid principal balance	Recorded investment	Allowance for loan loss allocated
Agricultural loans	$0	$0	$0
Commercial loans	630	630	0
Commercial overdraft LOC	55	55	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	19	19	0

1 – 4 family real estate (1st mortgages)	873	863	0
1 – 4 family real estate (Jr. mortgages)	77	77	0
Multifamily real estate	0	0	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	8,246	8,246	0
Construction real estate	0	0	0
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0

With an allowance recorded:
Agricultural loans	0	0	0
Commercial loans	0	0	0
Commercial overdraft LOC	0	0	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	0	0	0

1 – 4 family real estate (1st mortgages)	2,097	1,818	433
1 – 4 family real estate (Jr. mortgages)	135	135	63
Multifamily real estate	0	0	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	3,395	2,974	646
Construction real estate	1,059	1,059	53
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0

Total	$16,586	$15,876	$1,195

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following presents loans as of June 30, 2012 and December 31, 2011 that are collectively evaluated for impairment and are considered not impaired. Investments in each category found below do not include loans that are deemed impaired and analyzed individually for impairment which were presented previously (dollars in thousands):

6/30/2012	Pass	Special mention	Substandard	Doubtful	Not rated
Agricultural loans	$2,465	$0	$0	$0	$0
Commercial loans	21,530	158	149	0	0

Commercial overdraft LOC	0	0	0	0	315

Commercial non-profit/political subdivisions	836	0	0	0	0

Open-end home equity	25,677	386	307	0	0

1 – 4 family real estate (1st mortgages)	86,349	1,130	2,107	0	0

1 – 4 family real estate (Jr. mortgages)	8,580	0	281	0	0

Multifamily real estate	7,141	0	2,485	0	0
Farm real estate	9,318	46	0	0	0

Non-farm/non-residential real estate	92,617	11,342	3,025	0	0

Construction real estate	3,095	0	951	0	0

Consumer loans – vehicle	5,152	0	3	0	0

Consumer overdraft LOC	0	0	0	0	249
Consumer loans – mobile home	611	0	0	0	0

Consumer loans – home improvement	228	0	0	0	0

Consumer loans – other	8,478	10	65	0	0
MasterCard/VISA	0		0	0	2,556

Total	$272,077	$13,072	$9,373	$0	$3,120

12/31/2011	Pass	Special mention	Substandard	Doubtful	Not rated
Agricultural loans	$3,207	$0	$0	$0	$0
Commercial loans	23,596	192	10	0	0

Commercial overdraft LOC	0	0	0	0	353

Commercial non-profit/political subdivisions	920	0	0	0	0

Open-end home equity	26,879	449	268	0	0

1 – 4 family real estate (1st mortgages)	83,743	1,233	2,250	0	0

1 – 4 family real estate (Jr. mortgages)	9,416	0	300	0	0

Multifamily real estate	5,973	0	2,856	0	0
Farm real estate	8,645	47	0	0	0

Non-farm/non-residential real estate	80,391	12,279	5,004	0	0

Construction real estate	3,220	0	958	0	0

Consumer loans – vehicle	3,408	3	5	0	0

Consumer overdraft LOC	0	0	0	0	236
Consumer loans – mobile home	706	18	0	0	0
Consumer loans – home improvement	194	0	0	0	0

Consumer loans – other	6,577	36	20	0	0
MasterCard/VISA	0	0	0	0	2,697

Total	$256,875	$14,257	$11,671	$0	$3,286

The following presents the recorded investment by class of loans which are not on nonaccrual and have collectively been evaluated for impairment as of June 30, 2012 and December 31, 2011 (dollars in thousands):

6/30/2012	30-89 days past due	90+ days past due	Total past due	Not past due	Total

Agricultural loans	$0	$0	$0	$2,465	$2,465
Commercial loans	0	0	0	21,837	21,837
Commercial overdraft LOC	0	0	0	315	315
Commercial non-profit/political subdivisions	0	0	0	836	836
Open-end home equity	329	35	364	26,006	26,370

1 – 4 family real estate (1st mortgages)	1,541	320	1,861	87,725	89,586

1 – 4 family real estate (Jr. mortgages)	54	8	62	8,799	8,861

Multifamily real estate	0	0	0	9,626	9,626
Farm real estate	0	0	0	9,364	9,364

Non-farm/non-residential real estate	261	47	308	106,676	106,984
Construction real estate	0	0	0	4,046	4,046
Consumer loans – vehicle	0	0	0	5,155	5,155
Consumer overdraft LOC	9	2	11	238	249
Consumer loans – mobile home	0	0	0	611	611

Consumer loans – home improvement	0	0	0	228	228
Consumer loans – other	48	1	49	8,504	8,553
MasterCard/VISA	31	0	31	2,525	2,556

Total	$2,273	$413	$2,686	$294,956	$297,642

12/31/2011	30-89 days past due	90+ days past due	Total past due	Not past due	Total

Agricultural loans	$0	$0	$0	$3,207	$3,207
Commercial loans	16	0	16	23,782	23,798
Commercial overdraft LOC	0	0	0	353	353
Commercial non-profit/political subdivisions	0	0	0	920	920
Open-end home equity	213	91	304	27,293	27,597

1 – 4 family real estate (1st mortgages)	2,046	566	2,612	84,614	87,226

1 – 4 family real estate (Jr. mortgages)	48	9	57	9,658	9,715
Multifamily real estate	0	0	0	8,829	8,829
Farm real estate	38	0	38	8,655	8,693

Non-farm/non-residential real estate	616	0	616	97,057	97,673
Construction real estate	0	0	0	4,178	4,178
Consumer loans – vehicle	6	0	6	3,410	3,416

Consumer overdraft LOC	9	0	9	227	236
Consumer loans – mobile home	18	0	18	706	724

Consumer loans – home improvement	0	0	0	194	194
Consumer loans – other	41	0	41	6,592	6,633
MasterCard/VISA	30	6	36	2,661	2,697

Total	$3,081	$672	$3,753	$282,336	$286,089

The following presents the recorded investment in loans past due 90 days or more still accruing, nonaccrual, and Troubled Debt Restructurings (TDR) by class as of June 30, 2012 and December 31, 2011 (dollars in thousands):

6/30/2012	Loans past due 90+ and still accruing	Nonaccrual	TDR
Agricultural loans	$0	$0	$0
Commercial loans	0	25	113
Commercial overdraft LOC	0	0	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	35	17	17

1 – 4 family real estate (1st mortgages)	320	2,345	753

1 – 4 family real estate (Jr. mortgages)	8	91	8
Multifamily real estate	0	219	0
Farm real estate	0	0	0

Non-farm/non-residential real estate	47	534	3,196
Construction real estate	0	367	—
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	2	0	0

Consumer loans – mobile home	0	0	0

Consumer loans – home improvement	0	0	0
Consumer loans – other	1	0	0
MasterCard/VISA	0	0	0

Total	$413	$3,598	$4,087

12/31/2011	Loans past due 90+ and still accruing	Nonaccrual	TDR
Agricultural loans	$0	$0	$0
Commercial loans	0	88	54
Commercial overdraft LOC	0	0	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	91	19	413

1 – 4 family real estate (1st mortgages)	566	2,338	99

1 – 4 family real estate (Jr. mortgages)	9	113	0
Multifamily real estate	0	0	0
Farm real estate	0	0	0

Non-farm/non-residential real estate	0	1,054	3,569
Construction real estate	0	1,059	692
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0

Consumer loans – mobile home	0	0	0

Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	6	0	0

Total	$672	$4,671	$4,827

The following presents the recorded investment in TDR loans by class, which occurred during the six-months ended June 30, 2012 (dollars in thousands):

6/30/2012	Number of Contracts	Recorded investment	Allowance for loan losses allocated
Agricultural loans	0	$0	$0
Commercial loans	1	68	0

Commercial overdraft LOC	0	0	0

Commercial non-profit/political subdivisions	0	0	0

Open-end home equity	0	0	0

1 – 4 family real estate (1st mortgages)	3	224	1

1 – 4 family real estate (Jr. mortgages)	1	8	0

Multifamily real estate	0	0	0
Farm real estate	0	0	0

Non-farm/non-residential real estate	0	0	0

Construction real estate	0	0	0

Consumer loans – vehicle	0	0	0

Consumer overdraft LOC	0	0	0

Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0

Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0

Total	5	$300	$1

During the six-month period ended June 30, 2012, there was a recorded investment of restructured loans totaling $300,000 that resulted from TDRs, of which $1,000 was added to the Allowance for Loan Losses.

Within the TDR loan portfolio, two of the loan modifications resulted in extending the maturity of each loan and a new amortization of the balance of the loan. Two loan modifications resulted in a reduced interest rate, and the last modification had an independent source bring the note current and agree to pay the payments for a period of time.

NOTE 7 – STOCK BASED COMPENSATION

The Corporation established a Stock Option and Incentive Plan (the “2002 Plan”) in 2002, which permitted the Corporation to award stock options and/or stock appreciation rights to directors and managerial and other key employees of the Corporation. The awards could be in the form of stock options and/or stock appreciation rights. The 2002 Plan, which provided for the issuance of up to 190,951 shares, expired in March 2012. At the 2012 Annual Meeting, the shareholders of the Corporation adopted the Croghan Bancshares Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which permits the Corporation to award stock options, stock appreciation rights, restricted stock, and other stock-based and performance-based awards to directors, employees, and other eligible participants. A total of 162,082 shares are available for issuance pursuant to the 2012 Plan. As of June 30, 2012, no awards had yet been granted under the 2012 Plan.

Exercise price range	Number	Weighted average exercise price	Weighted average contractual life (years)	Number	Weighted average exercise price	Weighted average contractual life (years)
24.99	28,869	$24.99	8	0	N/A	N/A

The following summarizes stock option activity for the first six months of 2012:

Outstanding, January 1, 2012	28,869
Granted	0
Exercised	0

Outstanding, June 30, 2012	28,869

Exercisable, June 30, 2012	9,623

The fair value of options granted is estimated at the date of grant using the Black Scholes option pricing model. The following shows the weighted-average fair value of options granted and the assumptions used in calculating that value for the years indicated:

2011
Weighted-average fair value of options granted	$3.62
Average dividend yield	5%
Expected volatility	25%
Risk-free interest rate	2.85%
Expected term (in years)	8

There were no new options granted in the first or second quarter of 2012, however compensation expense related to options granted in 2011, which is included in salaries and wages in the consolidated statements of income for the six months ended June 30, 2012, amounted to $24,000. Compensation expense is recognized over the three year vesting period of the options. As of June 30, 2012, there was $48,000 of unrecognized compensation expense expected to be recognized over the vesting period.

NOTE 8 - BRANCH ACQUISITION

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

(Dollars in thousands)
Cash	$83,496
Loans	21,502
Bank premises and equipment	1,801
Goodwill	4,245
Core deposit intangible asset	1,269
Other assets	71

Total assets acquired	$112,384

Deposits assumed	$111,072
Other liability - payable to seller	1,312

Total liabilities assumed	$112,384

The “other liability - payable to seller” represents the changes in the amounts of certain assets acquired and liabilities assumed between the final settlement date and December 16, 2011, the actual closing (transfer) date. Under the terms of the agreement, a final closing statement was prepared by seller within 30 days after closing and received by the Bank on January 15, 2012, and the Bank made final payment to seller based on the final closing statement.

On December 16, 2011, the contractual balance of loans transferred was $21,697,000, and the contractual balance of deposits transferred was $109,970,000. Loans acquired included residential real estate and consumer loans secured by real estate and personal property that management determined to be risk graded as a pass rated loans as defined in Note 6.

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

On March 12, 2012, the Bank made a payment of $1,026,000 to settle differences between the final settlement statement and the draft settlement statement. The settlement amount reduced the previously reported cash, goodwill, and other liability categories. Goodwill was reduced by $46,000, as result of the final payment, reducing the related goodwill amount to $4,199,000.

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

PERFORMANCE SUMMARY

Net income for the three-month period ended June 30, 2012 was $1,371,000, or $.82 per common share, compared to $1,298,000, or $.78 per common share, for the same period in 2011. Net income for the six-month period ended June 30, 2012 was $2,305,000, or $1.38 per common share, compared to $2,307,000, or $1.38 per common share, for the same period in 2011. The results for the second quarter 2012 compared to the second quarter 2011 were positively impacted by a decrease of $250,000 in the provision for loan losses, a $438,000 increase in non-interest income, and a decrease of $44,000 to the provision for federal income taxes. Results for the second quarter were adversely impacted by a $96,000 decrease in net interest income and a $563,000 increase in non-interest expenses.

Assets at June 30, 2012 totaled $626,292,000, compared to $629,651,000 at December 31, 2011. Total cash and cash equivalents decreased $41,872,000 to $18,221,000 during the six-month period ended June 30, 2012, and total securities increased $29,216,000 to $258,342,000 at June 30, 2012. Total loans increased $10,282,000 to $312,247,000 at June 30, 2012, from $301,965,000 at 2011 year end. Total deposits increased $16,777,000 to $518,614,000 at June 30, 2012, from $501,837,000 at 2011 year end.

FINANCIAL POSITION

The following comments are based upon a comparison of Croghan’s financial position at June 30, 2012 to December 31, 2011.

Total cash and cash equivalents decreased $41,872,000 (69.7%) and total securities increased $29,216,000 (12.8%) during the six-month period ended June 30, 2012. Total loans increased $10,282,000 (3.4%) to $312,247,000 at June 30, 2012, compared to $301,965,000 at December 31, 2011. During the same period, deposits increased $16,777,000 (3.3%) to $518,614,000 at June 30, 2012, compared to $501,837,000 at December 31, 2011.

The increase in securities during the six-month period ended June 30, 2012 primarily resulted from purchases of available-for-sale securities of $77,286,000, with maturities during the period of $38,759,000. Also, during the period there were sales of securities totaling $7,858,000. The security balance increase was the result of using the excess cash from the HSL acquisition to purchase securities, as well as the continuation of investing pay downs and maturing securities back into the portfolio. Securities were sold during the second quarter to fund loan growth.

The total loan balance increased during the six-month period ended June 30, 2012, due to the Bank being able to grow the portfolio through increased customer demand and the new markets gained from the HSL acquisition.

Components of the increase in deposits included a $30,105,000 (9.8%) increase in the liquid deposit category (demand, savings, NOW, and money market deposit accounts), which was partially offset by a $13,328,000 (6.9%) decrease in the time deposit category. Croghan strives to maintain a strong interest margin by balancing deposit needs to fund anticipated loan demand and by maintaining the necessary deposit pricing structure.

Stockholders’ equity at June 30, 2012 increased to $64,859,000, or $38.76 book value per common share, compared to $62,883,000, or $37.58 book value per common share, at December 31, 2011. The balance in stockholders’ equity at June 30, 2012 included accumulated other comprehensive income, consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes. At June 30, 2012, Croghan held $254,168,000 in available-for-sale securities with an unrealized gain of $5,025,000, net of income taxes. This compares to 2011 year-end holdings of $225,282,000 in available-for-sale securities with an unrealized gain of $4,341,000, net of income taxes.

During the first quarter 2012, the Board of Directors opted not to renew the stock buy-back program which began in February 2002. During the life span of the program, a total of 248,791 shares were repurchased by Croghan. The 240,729 treasury shares held as of June 30, 2012 and December 31, 2011 are reported at their acquired cost.

A cash dividend of $.32 per share was declared on June 12, 2012, payable on July 31, 2012 to shareholders of record as of July 13, 2012.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, decreased $51,000 (.6%), for the six-month period ended June 30, 2012 as compared to the same period in 2011. The net interest yield decreased to 3.18% for the six-month period ended June 30, 2012, compared to 3.97% for the same period in 2011. The increase of $109,256,000 in average interest-earning assets year-over-year was primarily due to acquisition of cash, loans, and deposits in the HSL branch acquisition. The excess cash acquired was used to increase the security portfolio during the six-month period.

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

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Six months ended June 30, 2012	Six months ended June 30, 2011
	(Dollars in thousands)

Provision for loan losses charged to expense	$175	$400
Net loan charge-offs	502	750
Annualized net loan charge-offs as a percent of average outstanding loans	.34%	.52%

The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans	$3,012	$3,376
Loans contractually past due 90 days or more and still accruing interest	413	672

TDR-accruing	3,501	3,532
TDR-non-accruing	586	1,295

Total TDR loans	4,087	4,827

Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	9,029	18,161

Total potential problem and non-performing loans	$16,541	$27,036

Allowance for loan losses	$4,451	$4,778

Allowance for loan losses as a percent of period-end loans	1.43%	1.58%

During the second quarter of 2012, the Bank recognized a $50,000 provision for loan losses as compared to a $300,000 provision during the same period a year ago. Net loan charge-offs decreased $248,000 to $502,000 during the first six months of 2012 compared to the same period a year ago. The continued downward trend in the 2012 and 2011 second quarter provision is the result of the loan loss calculation having decreases in the average historical loss rates, which are used to calculate certain segments of the allowance for loan losses, as well as the decreases in net loan charge-offs.

Total potential problem and non-performing loans, which are summarized in the preceding table, decreased $10,495,000, or 38.8%, to $16,541,000 at June 30, 2012, compared to $27,036,000 at December 31, 2011. Favorable components included a $9,132,000 decrease in potential problem loans other than those past due 90 days or more, nonaccrual, or restructured. This was the result of one large commercial borrower having significant financial improvement, which allowed the Bank to upgrade this credit. Other favorable components included a $364,000 decrease in nonaccrual loans, a $259,000 decrease in loans contractually past due 90 days or more and still accruing interest, and a $740,000 decrease in the total TDR loan category.

As illustrated in the following table, $8,485,000, or 94.0%, of total potential problem loans were less than 30 days past due and $9,024,000, or 99.9%, were secured with collateral at June 30, 2012.

Croghan typically classifies credits as potential problem loans, regardless of collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the potential problem loans at June 30, 2012, totaling $9,029,000, are currently performing loans (less than 90 days past due) and a majority are collateralized by an interest in real property.

The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)

Potential problem loans not currently past due	$6,595	$16,984
Potential problem loans past due one day or more but less than 10 days	579	91
Potential problem loans past due 10 days or more but less than 30 days	1,311	167
Potential problem loans past due 30 days or more but less than 60 days	246	342
Potential problem loans past due 60 days or more but less than 90 days	298	577

Total potential problem loans	$9,029	$18,161

Total potential problem loans decreased $10,389,000 in the loans not currently past due category during the first six months of 2012, which resulted primarily from one commercial borrower being upgraded. This decrease was partially offset by a $1,257,000 increase in the aggregate amount of potential problem loans in the past due categories.

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)

Collateralized by an interest in real property	$8,813	$17,582
Collateralized by an interest in assets other than real property	211	575
Unsecured	5	4

Total potential problem loans	$9,029	$18,161

Management will continue to monitor asset quality trends throughout 2012 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management believes the allowance for loan losses at June 30, 2012 is adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $438,000 (48.8%) for the three-month period ended June 30, 2012, compared to the same period in 2011, and increased $572,000 (34.4%) for the six-month period ended June 30, 2012, compared to the same period in 2011. During the second quarter of 2012, the Bank had gains on sale of securities of $311,000 compared to none during the second quarter of 2011. Also, during the second quarter of 2012, the Bank had gains on sale of loans of $31,000, which was up $1,000 compared to the second quarter of 2011, an increase of $111,000 in income stemming from service charges on deposit accounts, and an increase in other income of $27,000. These increases were offset by a decrease of $12,000 in trust income. The year-to-date comparison has an Other Than Temporarily Impaired security write down during the first quarter 2011 related to one security in the amount of $111,000.

NON-INTEREST EXPENSES

Total non-interest expenses increased $563,000 (15.9%) for the three-month period ended June 30, 2012, as compared to the same period in 2011, and increased $886,000 (12.1%) for the six-month period ended June 30, 2012, as compared to the same period in 2011. Salaries, wages, and employee benefits increased $119,000 (5.9%) between comparable three-month periods and $183,000 (4.5%) between comparable six-month periods. Occupancy of premises expense increased $26,000 (12.4%) between comparable three-month periods and increased $47,000 (10.6%) between comparable six-month periods. Amortization of core deposit intangible increased $85,000 between comparable three-month periods, and increased $171,000 between comparable six-month periods due to the core deposit intangible that resulted from the HSL acquisition. Other operating expenses increased $333,000 (25.6%) between comparable three-month periods and $485,000 (17.6%) between comparable six-month periods. These increases are a result of the HSL acquisition.

Within the other operating expense category is the FDIC insurance expense. During the six-month period ended June 30, 2012, the FDIC insurance expense was $200,000, compared to $211,000 during the same period in 2011. The Bank prepaid the amount of $1,797,000 in December 2009 and had a remaining prepaid balance of $695,000 at June 30, 2012. This prepaid assessment amount is included in other assets of the Corporation. Future quarterly assessments will be charged against the prepaid asset until such time as the prepaid asset has been full expensed, at which point the Bank will resume paying premiums to the FDIC.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense decreased $44,000 (11.6%) between comparable three-month periods and $138,000 (23.2%) between comparable six-month periods. The Corporation’s effective tax rate for the six months ended June 30, 2012 was 16.5 percent, compared to 20.5 percent for the same period in 2011. The decrease in the effective tax rate is a result of an increase in tax exempt interest income from investment securities, as well as a decrease in income before federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Short-term borrowings of federal funds purchased and repurchase agreements averaged $25,359,000 for the six-month period ended June 30, 2012. This compares to $21,719,000 for the six-month period ended June 30, 2011, and $23,433,000 for the twelve-month period ended December 31, 2011.

Borrowings from the Federal Home Loan Bank and Great Lakes Bankers Bank totaled $18,244,000 at June 30, 2012 and $18,500,000 at December 31, 2011, compared to $22,500,000 at June 30, 2011.

Capital expenditures for premises and equipment totaled $141,000 for the six-month period ended June 30, 2012, compared to $258,000 for the same period in 2011. The 2012 expenditures included improvements to the acquired HSL banking centers and ATM upgrades.

Loan commitments, including letters of credit, as of June 30, 2012, totaled $85,214,000 compared to $76,793,000 at December 31, 2011. Since many of these commitments are expected to expire without being drawn upon, these totals do not necessarily represent future cash requirements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description and Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer (included with this filing)

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer (included with this filing)

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer (included with this filing)

101	The following materials from Croghan Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2012 and 2011 (unaudited); (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited); and (vi) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)*

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

CROGHAN BANCSHARES, INC.
Registrant

Date: July 30, 2012	By:	/S/ RICK M. ROBERTSON
Rick M. Robertson, President and CEO
(Principal Executive Officer)

Date: July 30, 2012	By:	/S/ KENDALL W. RIEMAN
Kendall W. Rieman, Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith

101	The following materials from Croghan Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2012 and 2011 (unaudited); (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited); and (vi) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text and in detail*	Filed herewith

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