Form 10-Q
period 2012-09-30
CROGHAN BANCSHARES INC
filed 2012-10-26
CIK 887149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

The Registrant had 1,673,380 common shares, par value $12.50 per share, outstanding as of October 26, 2012.

This document contains 41 pages. The Exhibit Index is on page 38 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROGHAN BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

ASSETS	September 30 2012	December 31 2011
CASH AND CASH EQUIVALENTS	(Dollars in thousands, except par value)
Cash and due from banks	$9,016	$21,787
Interest-bearing deposits in other banks	232	38,306

Total cash and cash equivalents	9,248	60,093

SECURITIES
Available-for-sale, at fair value	249,241	225,282
Restricted stock	4,174	3,844

Total securities	253,415	229,126

LOANS	316,521	301,965
Less: Allowance for loan losses	4,343	4,778

Net loans	312,178	297,187

Premises and equipment, net	7,655	8,215
Cash surrender value of life insurance	11,029	10,766
Goodwill	14,629	14,675
Core deposit intangible asset, net	1,027	1,327
Accrued interest receivable	2,986	2,485
Other real estate owned	1,362	1,877
Other assets	2,670	3,900

TOTAL ASSETS	$616,199	$629,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$89,223	$77,056
Savings, NOW, and Money Market deposits	245,712	231,182
Time	172,142	193,599

Total deposits	507,077	501,837
Federal funds purchased and securities sold under repurchase agreements	19,126	40,861
Borrowed funds	17,973	18,500
Dividends payable	535	535
Other liabilities	4,722	5,035

Total liabilities	549,433	566,768

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	248	179
Retained earnings	44,645	42,662
Accumulated other comprehensive income	6,172	4,341
Treasury stock, 240,729 shares in 2012 and 2011, at cost	(8,225)	(8,225)

Total stockholders’ equity	66,766	62,883

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$616,199	$629,651

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

	Three months ended September 30
	2012	2011
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,280	$4,313
Securities:
Obligations of U.S. Government agencies and corporations	198	649
Obligations of states and political subdivisions	757	571
Other	51	45
Interest on deposits in other banks	4	5

Total interest income	5,290	5,583

INTEREST EXPENSE
Deposits	532	583
Other borrowings	190	176

Total interest expense	722	759

Net interest income	4,568	4,824

PROVISION FOR LOAN LOSSES	150	(100)

Net interest income, after provision for loan losses	4,418	4,924

NON-INTEREST INCOME
Gain on sale of securities	0	149
Gain on sale of loans	62	25
Loss on write down of securities	0	(283)
Trust income	300	260
Service charges on deposit accounts	448	386
Other	272	251

Total non-interest income	1,082	788

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	2,129	2,058
Occupancy of premises	235	216
Amortization of core deposit intangible asset	100	14
Other operating	1,466	1,408

Total non-interest expenses	3,930	3,696

Income before federal income taxes	1,570	2,016

FEDERAL INCOME TAXES	286	475

NET INCOME	$1,284	$1,541

Net income per share, based on 1,673,380 shares in 2012 and 2011	$0.77	$0.92

Dividends declared per share	$0.32	$0.32

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

	Nine months ended September 30
	2012	2011
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$12,579	$12,564
Securities:
Obligations of U.S. Government agencies and corporations	937	2,002
Obligations of states and political subdivisions	2,233	1,641
Other	145	144
Interest on deposits in other banks	17	11

Total interest income	15,911	16,362

INTEREST EXPENSE
Deposits	1,853	1,991
Other borrowings	581	587

Total interest expense	2,434	2,578

Net interest income	13,477	13,784

PROVISION FOR LOAN LOSSES	325	300

Net interest income, after provision for loan losses	13,152	13,484

NON-INTEREST INCOME
Gain on sale of securities	311	149
Gain on sale of loans	98	94
Loss on write down of securities	0	(394)
Trust income	815	841
Service charges on deposit accounts	1,310	1,052
Other	784	710

Total non-interest income	3,318	2,452

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	6,413	6,159
Occupancy of premises	724	658
Amortization of core deposit intangible asset	300	43
Other operating	4,702	4,159

Total non-interest expenses	12,139	11,019

Income before federal income taxes	4,331	4,917

FEDERAL INCOME TAXES	742	1,069

NET INCOME	$3,589	$3,848

Net income per share, based on 1,673,380 shares in 2012 and 1,673,907 shares in 2011	$2.15	$2.30

Dividends declared per share	$0.96	$0.96

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30
	2012	2011
	(Dollars in thousands)
NET INCOME	$1,284	$1,541
Other comprehensive income
Unrealized gains (losses) on securities:
Unrealized holding gains during period	1,737	1,782

Reclassification adjustments for (gains) losses included in net income	0	134

Other comprehensive income, before income taxes	1,737	1,916

Less: Income tax expense related to other comprehensive income	590	652

Other comprehensive income	1,147	1,264

Total comprehensive income	$2,431	$2,805

	Nine months ended September 30
	2012	2011
	(Dollars in thousands)
NET INCOME	$3,589	$3,848

Other comprehensive income
Unrealized gains (losses) on securities:
Unrealized holding gains during period	3,085	4,478

Reclassification adjustments for (gains) losses included in net income	(311)	245

Other comprehensive income, before income taxes	2,774	4,723

Less: Income tax expense related to other comprehensive income	943	1,606

Other comprehensive income	1,831	3,117

Total comprehensive income	$5,420	$6,965

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended September 30
	2012	2011
	(Dollars in thousands, except per share data)
BALANCE AT BEGINNING OF PERIOD	$64,859	$59,527
Comprehensive Income:
Net income	1,284	1,541
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	1,147	1,264

Total comprehensive income	2,431	2,805

Stock based compensation	11	0

Cash dividends declared, $.32 per share in 2012 and 2011	(535)	(535)

BALANCE AT END OF PERIOD	$66,766	$61,797

	Nine months ended September 30
	2012	2011
	(Dollars in thousands, except per share data)
BALANCE AT BEGINNING OF PERIOD	$62,883	$56,513

Comprehensive Income:
Net income	3,589	3,848
Change in net unrealized gain on securities available-for-sale, net of reclassification adjustments and related income taxes	1,831	3,117

Total comprehensive income	5,420	6,965

Purchase of 3,000 treasury shares in 2011	0	(76)

Stock based compensation	68	0

Cash dividends declared, $.96 per share in 2012 and 2011	(1,605)	(1,605)

BALANCE AT END OF PERIOD	$66,766	$61,797

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2012	2011
	(Dollars in thousands)
NET CASH FLOW FROM OPERATING ACTIVITIES	$10,896	$6,973

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	61,263	26,312
Purchases of available-for-sale securities	(94,762)	(58,991)
Purchases of restricted stock	(330)	0
Proceeds from sale of available-for-sale securities	7,858	4,005
Final settlement payment for branch acquisition	(1,026)	0
Net (increase) decrease in loans	(15,528)	14,486
Additions to premises and equipment	(177)	(386)

Net cash (used in) investing activities	(42,702)	(14,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	4,828	16,761
Net change in federal funds purchased and securities sold under repurchase agreements	(21,735)	1,291
Net change in borrowed funds	(527)	(13,000)
Cash dividends paid	(1,605)	(1,606)
Purchase of treasury stock	0	(76)

Net cash provided by (used in) financing activities	(19,039)	3,370

NET CHANGE IN CASH AND CASH EQUIVALENTS	(50,845)	(4,231)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,093	21,856

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,248	$17,625

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,415	$2,808

Federal income taxes	$250	$490

NON-CASH OPERATING ACTIVITY:
Change in deferred income taxes on net unrealized gain on available-for-sale securities	$(943)	$(1,606)

NON-CASH INVESTING ACTIVITY:
Change in net unrealized gain on available-for-sale securities	$2,774	$4,723

NON-CASH OPERATING AND INVESTING ACTIVITY:
Transfer of loans to other real estate owned	$1,023	$1,393

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Notes to Consolidated Financial Statements

September 30, 2012

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted. The Corporation’s Annual Report to Shareholders for the year ended December 31, 2011 (the “2011 Annual Report”), contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended September 30, 2012, are not necessarily indicative of the operating results for the full year.

Management evaluated subsequent events through October 26, 2012, the date the financial statements were issued. Events or transactions occurring after September 30, 2012, but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2012, have been recognized in the consolidated financial statements for the period ended September 30, 2012. Events or transactions that provided evidence about conditions that arose before the consolidated financial statements were issued, but did not exist at September 30, 2012, have not been recognized in the consolidated financial statements for the period ended September 30, 2012.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, The Financial Accounting Standards Board (FASB) issued ASU 2011-04, Fair Value Measurement, amending ASC Topic 820 which eliminates terminology differences between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS) on the measurement of fair value and related fair value disclosures. While largely consistent with existing fair value measurement principles and disclosures, the changes were made as part of the continuing efforts to converge GAAP and IFRS. The adoption of this guidance was effective for interim and annual periods beginning after December 15, 2011, and its adoption did not have a significant impact on the Corporation’s financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income, amending ASC Topic 220 to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the guidance requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of stockholders’ equity was eliminated. In December 2011, FASB issued ASU 2011-12 to defer changes in ASU 2011-05 that relate to the presentation of reclassification adjustments until FASB has time to reconsider the presentation of such adjustments. The remaining portion of ASU 2011-05 was effective for annual periods beginning after December 15, 2011, and its adoption did not have a significant impact on the Corporation’s financial statements.

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

In July 2012, FASB issued ASU 2012-02, Intangibles – Goodwill and Other, amending ASC Topic 350 to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012. Management does not expect the amendment to have any effect on the Corporation’s financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments were as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial Assets
Cash and cash equivalents	$9,248	$9,248	$60,093	$60,093
Securities	253,415	253,415	229,126	229,126
Loans, net	312,178	319,731	297,187	302,984

Total	$574,841	$582,394	$586,406	$592,203

Financial Liabilities
Deposits	$507,077	$508,879	$501,837	$503,563
Federal Funds purchased and securities sold under repurchase agreements	19,126	19,261	40,861	39,932
Borrowed funds	17,973	19,584	18,500	19,980

Total	$544,176	$547,724	$561,198	$563,475

The preceding summary does not include accrued interest receivable, cash surrender value of life insurance, dividends payable, and other liabilities which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.

The Bank also has unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit. The contract amount of such financial instruments totaled $85,633,000 at September 30, 2012 and $76,793,000 at December 31, 2011. Since many of these commitments are expected to expire without being drawn upon, these contract amounts do not necessarily represent future cash requirements.

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

Level 3 – Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect the Corporation’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available under the circumstances, which might include the Corporation’s own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy due to the lack of observable quotes in inactive markets for those instruments at September 30, 2012 and December 31, 2011.

The following summarizes financial assets (there were no financial liabilities) measured at fair value as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

9/30/2012	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
	(Dollars in Thousands)
Recurring
Securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$0	$145,589	$0	$145,589
Obligations of states and political subdivisions	0	103,302	0	103,302
Other	0	350	0	350

Total	$0	$249,241	$0	$249,241

Nonrecurring
Other real estate owned	$0	$0	$1,362	$1,362
Impaired loans	0	0	13,175	13,175

Total	$0	$0	$14,537	$14,537

12/31/2011	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
	(Dollars in Thousands)
Recurring
Securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$0	$137,244	$0	$137,244
Obligations of states and political subdivisions	0	87,688	0	87,688
Other	0	350	0	350

Total	$0	$225,282	$0	$225,282

Nonrecurring
Other real estate owned	$0	$0	$1,877	$1,877
Impaired loans	0	0	14,681	14,681

Total	$0	$0	$16,558	$16,558

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include certain government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation did not have any securities classified as Level 1 or Level 3 at September 30, 2012 and December 31, 2011.

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

NOTE 5 – SECURITIES

Amortized cost and fair value securities were as follows:

	September 30, 2012		December 31, 2011
	Amortized cost	Fair Value	Amortized cost	Fair Value
	(Dollars in Thousands)
Obligations of U.S. Government agencies and corporations	$142,935	$145,589	$135,929	$137,244
Obligations of states and political subdivisions	96,604	103,302	82,426	87,688
Other	350	350	350	350

Total available-for-sale	239,889	249,241	218,705	225,282
Restricted stock	4,174	4,174	3,844	3,844

Total	$244,063	$253,415	$222,549	$229,126

	September 30, 2012		December 31, 2011
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
	(Dollars in Thousands)
Obligations of U.S. Government agencies and corporations	$3,113	$459	$2,142	$827
Obligations of states and political subdivisions	6,712	14	5,264	2

Total	$9,825	$473	$7,406	$829

NOTE 6 – LOANS

The following presents the balances and activity in the allowance for loan losses for the period ended September 30, 2012 and September 30, 2011 (dollars in thousands):

9/30/2012	Commercial	Residential real estate	Non- residential real estate	Construction real estate	Consumer	Credit Card	Total
Balance at December 31, 2011	$615	$1,905	$1,926	$179	$84	$69	$4,778
Provision charged to expense	5	547	(345)	21	84	13	325
Losses charged off	(2)	(451)	(322)	0	(61)	(20)	(856)
Recoveries	11	22	46	0	12	5	96

Balance at September 30, 2012	$629	$2,023	$1,305	$200	$119	$67	$4,343

9/30/2011	Commercial	Residential real estate	Non- residential real estate	Construction real estate	Consumer	Credit Card	Total
Balance at December 31, 2010	$542	$1,857	$2,049	$347	$85	$75	$4,955
Provision charged to expense	(212)	310	188	(8)	11	11	300
Losses charged off	(56)	(460)	(628)	0	(34)	(31)	(1209)
Recoveries	196	72	523	0	20	7	818

Balance at September 30, 2011	$470	$1,779	$2,132	$339	$82	$62	$4,864

The following presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011 (dollars in thousands):

9/30/2012	Commercial	Residential real estate	Non- residential real estate	Construction real estate	Consumer	Credit card	Total
Allowance for loan losses:
Ending Balance attributable to loans:
Individually evaluated for impairment	$25	$335	$185	$0	$0	$0	$545
Collectively evaluated for impairment	604	1,688	1,120	200	119	67	3,798

Total	$629	$2,023	$1,305	$200	$119	$67	$4,343

Loans individually evaluated for impairment	$3,141	$3,087	$7,492	$0	$0	$0	$13,720
Loans collectively evaluated for impairment	27,249	126,246	127,794	3,663	14,930	2,919	302,801

Total	$30,390	$129,333	$135,286	$3,663	$14,930	$2,919	$316,521

12/31/2011	Commercial	Residential real estate	Non- residential real estate	Construction real estate	Consumer	Credit card	Total
Allowance for loan losses:
Ending Balance attributable to loans:
Individually evaluated for impairment	$0	$496	$646	$53	$0	$0	$1,195
Collectively evaluated for impairment	615	1,409	1,280	126	84	69	3,583

Total	$615	$1,905	$1,926	$179	$84	$69	$4,778

Loans individually evaluated for impairment	$685	$2,912	$11,220	$1,059	$0	$0	$15,876
Loans collectively evaluated for impairment	28,278	124,538	115,195	4,178	11,203	2,697	286,089

Total	$28,963	$127,450	$126,415	$5,237	$11,203	$2,697	$301,965

The following represents loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011 (dollars in thousands):

9/30/2012
With no related allowance recorded:	Unpaid principal balance	Recorded investment	Allowance for loan loss allocated
Agricultural loans	$0	$0	$0
Commercial loans	3,000	3,000	0
Commercial overdraft LOC	59	59	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	122	122	0

1 – 4 family real estate (1st mortgages)	1,484	1,419	0
1 – 4 family real estate (Jr. mortgages)	46	46	0
Multifamily real estate	212	212	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	5,007	5,007	0
Construction real estate	0	0	0
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0
With an allowance recorded:
Agricultural loans	0	0	0
Commercial loans	82	82	25
Commercial overdraft LOC	0	0	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	0	0	0

1 – 4 family real estate (1st mortgages)	1,448	1,288	335
1 – 4 family real estate (Jr. mortgages)	0	0	0
Multifamily real estate	0	0	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	2,635	2,485	185
Construction real estate	0	0	0
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0

Total	$14,095	$13,720	$545

12/31/2011
With no related allowance recorded:	Unpaid principal balance	Recorded investment	Allowance for loan loss allocated
Agricultural loans	$0	$0	$0
Commercial loans	630	630	0
Commercial overdraft LOC	55	55	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	19	19	0

1 – 4 family real estate (1st mortgages)	873	863	0
1 – 4 family real estate (Jr. mortgages)	77	77	0
Multifamily real estate	0	0	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	8,246	8,246	0
Construction real estate	0	0	0
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0
With an allowance recorded:
Agricultural loans	0	0	0
Commercial loans	0	0	0
Commercial overdraft LOC	0	0	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	0	0	0

1 – 4 family real estate (1st mortgages)	2,097	1,818	433
1 – 4 family real estate (Jr. mortgages)	135	135	63
Multifamily real estate	0	0	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	3,395	2,974	646
Construction real estate	1,059	1,059	53
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0

Total	$16,586	$15,876	$1,195

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following presents loans as of September 30, 2012 and December 31, 2011 that are collectively evaluated for impairment and are considered not impaired. Investments in each category found below do not include loans that are deemed impaired and analyzed individually for impairment which were presented previously (dollars in thousands):

9/30/2012	Pass	Special mention	Substandard	Doubtful	Not rated
Agricultural loans	$3,365	$0	$0	$0	$0
Commercial loans	22,833	32	146	0	0

Commercial overdraft LOC	0	0	0	0	107

Commercial non-profit/political subdivisions	766	0	0	0	0

Open-end home equity	25,783	379	307	0	0

1 – 4 family real estate (1st mortgages)	87,670	1,539	2,156	0	0

1 – 4 family real estate (Jr. mortgages)	8,102	46	264	0	0

Multifamily real estate	8,043	0	2,452	0	0
Farm real estate	8,966	295	0	0	0

Non-farm/non-residential real estate	95,079	9,960	2,999	0	0

Construction real estate	2,716	0	947	0	0

Consumer loans – vehicle	5,156	6	3	0	0

Consumer overdraft LOC	0	0	0	0	263
Consumer loans – mobile home	576	0	0	0	0
Consumer loans – home improvement	225	0	0	0	0
Consumer loans – other	8,677	8	16	0	0
MasterCard/VISA	0	0	0	0	2,919

Total	$277,957	$12,265	$9,290	$0	$3,289

12/31/2011	Pass	Special mention	Substandard	Doubtful	Not rated
Agricultural loans	$3,207	$0	$0	$0	$0
Commercial loans	23,596	192	10	0	0

Commercial overdraft LOC	0	0	0	0	353

Commercial non-profit/political subdivisions	920	0	0	0	0

Open-end home equity	26,879	449	268	0	0

1 – 4 family real estate (1st mortgages)	83,743	1,233	2,250	0	0

1 – 4 family real estate (Jr. mortgages)	9,416	0	300	0	0

Multifamily real estate	5,973	0	2,856	0	0
Farm real estate	8,645	47	0	0	0

Non-farm/non-residential real estate	80,391	12,279	5,004	0	0

Construction real estate	3,220	0	958	0	0

Consumer loans – vehicle	3,408	3	5	0	0

Consumer overdraft LOC	0	0	0	0	236
Consumer loans – mobile home	706	18	0	0	0
Consumer loans – home improvement	194	0	0	0	0
Consumer loans – other	6,577	36	20	0	0
MasterCard/VISA	0	0	0	0	2,697

Total	$256,875	$14,257	$11,671	$0	$3,286

The following presents the recorded investment by class of loans which are not on nonaccrual and have collectively been evaluated for impairment as of September 30, 2012 and December 31, 2011 (dollars in thousands):

9/30/2012	30-89 days past due	90+ days past due	Total past due	Not past due	Total
Agricultural loans	$0	$0	$0	$3,365	$3,365
Commercial loans	1	0	1	23,010	23,011

Commercial overdraft LOC	0	0	0	107	107
Commercial non-profit/political subdivisions	0	0	0	766	766
Open-end home equity	219	103	322	26,147	26,469

1 – 4 family real estate (1st mortgages)	2,354	281	2,635	88,730	91,365

1 – 4 family real estate (Jr. mortgages)	150	0	150	8,262	8,412

Multifamily real estate	0	0	0	10,495	10,495
Farm real estate	44	0	44	9,217	9,261

Non-farm/non-residential real estate	699	0	699	107,339	108,038
Construction real estate	0	0	0	3,663	3,663
Consumer loans – vehicle	9	0	9	5,156	5,165
Consumer overdraft LOC	8	1	9	254	263
Consumer loans – mobile home	6	0	6	570	576

Consumer loans – home improvement	0	0	0	225	225
Consumer loans – other	76	0	76	8,625	8,701
MasterCard/VISA	43	7	50	2,869	2,919

Total	$3,609	$392	$4,001	$298,800	$302,801

12/31/2011	30-89 days past due	90+ days past due	Total past due	Not past due	Total
Agricultural loans	$0	$0	$0	$3,207	$3,207
Commercial loans	16	0	16	23,782	23,798

Commercial overdraft LOC	0	0	0	353	353
Commercial non-profit/political subdivisions	0	0	0	920	920
Open-end home equity	213	91	304	27,293	27,597

1 – 4 family real estate (1st mortgages)	2,046	566	2,612	84,614	87,226

1 – 4 family real estate (Jr. mortgages)	48	9	57	9,658	9,715

Multifamily real estate	0	0	0	8,829	8,829
Farm real estate	38	0	38	8,655	8,693

Non-farm/non-residential real estate	616	0	616	97,057	97,673
Construction real estate	0	0	0	4,178	4,178
Consumer loans – vehicle	6	0	6	3,410	3,416
Consumer overdraft LOC	9	0	9	227	236
Consumer loans – mobile home	18	0	18	706	724

Consumer loans – home improvement	0	0	0	194	194
Consumer loans – other	41	0	41	6,592	6,633
MasterCard/VISA	30	6	36	2,661	2,697

Total	$3,081	$672	$3,753	$282,336	$286,089

The following presents the recorded investment in loans past due 90 days or more still accruing, nonaccrual, and Troubled Debt Restructurings (TDR) by class as of September 30, 2012 and December 31, 2011 (dollars in thousands):

9/30/2012	Loans past due 90+ and still accruing	Nonaccrual	TDR
Agricultural loans	$0	$0	$0
Commercial loans	0	11	93
Commercial overdraft LOC	0	0	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	103	17	105

1 – 4 family real estate (1st mortgages)	281	1,864	1043

1 – 4 family real estate (Jr. mortgages)	0	30	15
Multifamily real estate	0	212	0
Farm real estate	0	0	0

Non-farm/non-residential real estate	0	705	3,150
Construction real estate	0	—	—
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	1	0	0

Consumer loans – mobile home	0	0	0

Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	7	0	0

Total	$392	$2,839	$4,406

12/31/2011	Loans past due 90+ and still accruing	Nonaccrual	TDR
Agricultural loans	$0	$0	$0
Commercial loans	0	88	54
Commercial overdraft LOC	0	0	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	91	19	413

1 – 4 family real estate (1st mortgages)	566	2,338	99

1 – 4 family real estate (Jr. mortgages)	9	113	0
Multifamily real estate	0	0	0
Farm real estate	0	0	0

Non-farm/non-residential real estate	0	1,054	3,569
Construction real estate	0	1,059	692
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0

Consumer loans – mobile home	0	0	0

Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	6	0	0

Total	$672	$4,671	$4,827

The following presents the recorded investment in TDR loans by class, which occurred during the nine-months ended September 30, 2012 (dollars in thousands):

9/30/2012	Number of Contracts	Recorded investment	Allowance for loan losses allocated
Agricultural loans	0	$0	$0
Commercial loans	1	68	0

Commercial overdraft LOC	0	0	0

Commercial non-profit/political subdivisions	0	0	0

Open-end home equity	1	89	0

1 – 4 family real estate (1st mortgages)	6	581	25

1 – 4 family real estate (Jr. mortgages)	2	15	0

Multifamily real estate	0	0	0
Farm real estate	0	0	0

Non-farm/non-residential real estate	0	0	0

Construction real estate	0	0	0

Consumer loans – vehicle	0	0	0

Consumer overdraft LOC	0	0	0

Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0

Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0

Total	10	$753	$25

During the nine-month period ended September 30, 2012, there was a recorded investment of restructured loans totaling $753,000 that resulted from TDRs, of which $25,000 was added to the Allowance for Loan Losses.

Within the TDR loan portfolio, two of the loan modifications resulted in extending the maturity of each loan and a new amortization of the balance of the loan while another two loan modifications resulted in a reduced interest rate. Two modifications had an independent source bring the note current and agree to pay the payments for a period of time. Also within the TDR portfolio, two loans had a reduction of principal and interest to maturity resulting in a balloon payment at the stated maturity date, one TDR loan had its principal and interest suspended for 11 months, and one had interest only concession for six months.

NOTE 7 – STOCK BASED COMPENSATION

The Corporation established a Stock Option and Incentive Plan (the “2002 Plan”) in 2002, which permitted the Corporation to award stock options and/or stock appreciation rights to directors and managerial and other key employees of the Corporation. The awards could be in the form of stock options and/or stock appreciation rights. The 2002 Plan, which provided for the issuance of up to 190,951 shares, expired in March 2012. At the 2012 Annual Meeting, the shareholders of the Corporation adopted the Croghan Bancshares Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which permits the Corporation to award stock options, stock appreciation rights, restricted stock, and other stock-based and performance-based awards to directors, employees, and other eligible participants. A total of 162,082 shares are available for issuance pursuant to the 2012 Plan. As of September 30, 2012, no awards had yet been granted under the 2012 Plan.

	Outstanding Stock Options			Exercisable Stock Options
Exercise price range	Number	Weighted average exercise price	Weighted average contractual life (years)	Number	Weighted average exercise price	Weighted average contractual life (years)
24.99	28,869	$24.99	8	0	N/A	N/A

The following summarizes stock option activity for the first nine months of 2012:

Outstanding, January 1, 2012	28,869
Granted	0
Exercised	0

Outstanding, September 30, 2012	28,869

Exercisable, September 30, 2012	9,623

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

There were no new options granted during 2012; however compensation expense related to options granted in 2011, which is included in salaries and wages in the consolidated statements of income for the nine months ended September 30, 2012, amounted to $35,000. Compensation expense is recognized over the three year vesting period of the options. As of September 30, 2012, there was $32,000 of unrecognized compensation expense expected to be recognized over the vesting period.

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

PERFORMANCE SUMMARY

Net income for the three-month period ended September 30, 2012 was $1,284,000, or $.77 per common share, compared to $1,541,000, or $.92 per common share, for the same period in 2011. Net income for the nine-month period ended September 30, 2012 was $3,589,000, or $2.15 per common share, compared to $3,848,000, or $2.30 per common share, for the same period in 2011. The results for the third quarter 2012 compared to the third quarter 2011 were adversely impacted by a decrease of $256,000 in net interest income, a $250,000 increase in the provision for loan losses, and an increase of $234,000 in non-interest expenses. Results for the third quarter were positively impacted by a $294,000 increase in non-interest income and a $189,000 decrease to the provision for federal income taxes.

Assets at September 30, 2012 totaled $616,199,000, compared to $629,651,000 at December 31, 2011. Total cash and cash equivalents decreased $50,844,000 to $9,248,000 during the nine-month period ended September 30, 2012, and total securities increased $24,289,000 to $253,415,000 at September 30, 2012. Total loans increased $14,556,000 to $316,521,000 at September 30, 2012, from $301,965,000 at 2011 year end. Total deposits increased $5,240,000 to $507,077,000 at September 30, 2012, from $501,837,000 at 2011 year end.

FINANCIAL POSITION

The following comments are based upon a comparison of Croghan’s financial position at September 30, 2012 to December 31, 2011.

Total cash and cash equivalents decreased $50,845,000 (84.6%) and total securities increased $24,289,000 (10.6%) during the nine-month period ended September 30, 2012. Total loans increased $14,556,000 (4.8%) to $316,521,000 at September 30, 2012, compared to $301,965,000 at December 31, 2011. During the same period, deposits increased $5,240,000 (1.0%) to $507,077,000 at September 30, 2012, compared to $501,837,000 at December 31, 2011.

The increase in securities during the nine-month period ended September 30, 2012 primarily resulted from purchases of available-for-sale securities of $94,762,000, with maturities during the period of $61,263,000. Also, during the period there were sales of securities totaling $7,858,000. The security balance increase was the result of using the excess cash from the HSL acquisition to purchase securities, as well as the continuation of investing pay downs and maturing securities back into the portfolio. Securities were sold during the second quarter to fund loan growth.

The total loan balance increased during the nine-month period ended September 30, 2012, due to the Bank being able to grow the portfolio through increased customer demand and the new markets gained from the HSL acquisition.

Components of the increase in deposits included a $26,696,000 (8.7%) increase in the liquid deposit category (demand, savings, NOW, and money market deposit accounts), which was partially offset by a $21,457,000 (11.1%) decrease in the time deposit category. Croghan strives to maintain a strong interest margin by balancing deposit needs to fund anticipated loan demand and by maintaining the necessary deposit pricing structure.

Stockholders’ equity at September 30, 2012 increased to $66,766,000, or $39.90 book value per common share, compared to $62,883,000, or $37.58 book value per common share, at December 31, 2011. Stockholders’ equity at September 30, 2012 includes accumulated other comprehensive income, consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes. At September 30, 2012, Croghan held $249,241,000 of available-for-sale securities with a net unrealized gain of $6,172,000, net of income taxes, compared to $225,282,000 in available-for-sale securities at December 31, 2011, with a net unrealized gain of $4,341,000, net of income taxes.

During the first quarter of 2012, the Board of Directors opted not to renew the stock buy-back program which began in February 2002. During the life span of the program, a total of 248,791 shares were repurchased by Croghan. The 240,729 treasury shares held as of September 30, 2012 and December 31, 2011 are reported at their acquired cost.

A cash dividend of $.32 per share was declared on September 11, 2012, payable on October 31, 2012 to shareholders of record as of October 12, 2012.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, decreased $256,000 (5.3%) for the three-month period ended September 30, 2012 as compared to the same period in 2011. Net interest income decreased $307,000 (2.2%) for the nine-month period ended September 30, 2012, as compared to the same period in 2011. Croghan’s net interest margin decreased to 3.19 percent for the nine-month period ended September 30, 2012, compared to 4.05 percent for the same period in 2011. The increase of $110,027,000 in average interest-earning assets year-over-year was primarily due to acquisition of cash, loans, and deposits in the HSL branch acquisition. The decrease in net interest income partially resulted from the Bank recognizing interest of $206,000 during the third quarter of 2011, which resulted from the collection of a loan that had been on non-accrual. Contributing to help offset the decrease is the continued reduction in average cost of funds, and, as a result, reduced rates on interest-bearing deposits. This reduction is offset by the decrease in loan yields and the increase in available-for-sale securities which are lower yielding assets.

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

The following table details factors relating to the provision and allowance for loan losses for the periods noted:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
	(Dollars in thousands)
Provision for loan losses charged to expense	$325	$300
Net loan charge-offs	760	391
Annualized net loan charge-offs as a percent of average outstanding loans	.33%	.19%

The following table details factors relating to non-performing and potential problem loans as of the dates noted:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans	$2,033	$3,376
Loans contractually past due 90 days or more and still accruing interest	392	672
TDR-accruing	3,600	3,532

TDR-non-accruing	806	1,295

Total TDR loans	4,406	4,827

Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	9,027	18,161

Total potential problem and non-performing loans	$15,858	$27,036

Allowance for loan losses	$4,343	$4,778

Allowance for loan losses as a percent of period-end loans	1.37%	1.58%

During the third quarter of 2012, the Bank recognized a $150,000 provision for loan losses as compared to a negative provision of $100,000 during the same period a year ago. The negative provision in the third quarter 2011 resulted from the collection of a loan that was on nonaccrual and previously charged off. Net loan charge-offs increased $369,000 during the first nine months of 2012 compared to the same period a year ago. The 2012 third quarter provision was calculated by using average historical loss rates, as well as specific loss estimates on impaired loans, which together are used to calculate certain segments of loans and their corresponding allowance for loan losses.

Total potential problem and non-performing loans, which are summarized in the preceding table, decreased $11,178,000, or 41.3%, to $15,858,000 at September 30, 2012, compared to $27,036,000 at December 31, 2011. Favorable components included a $9,134,000 decrease in potential problem loans other than those past due 90 days or more, nonaccrual, or restructured. This decrease was partially the result of one large commercial borrower having significant financial improvement, which allowed the Bank to upgrade this credit. Other favorable components included a $1,343,000 decrease in nonaccrual loans, a $280,000 decrease in loans contractually past due 90 days or more and still accruing interest, and a $421,000 decrease in the total TDR loan category.

As illustrated in the following table, $7,968,000, or 88.3%, of total potential problem loans were less than 30 days past due and $9,022,000, or 99.9%, were secured with collateral at September 30, 2012.

Croghan typically classifies credits as potential problem loans, regardless of collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All of the potential problem loans at September 30, 2012, totaling $9,027,000, are currently performing loans (less than 90 days past due) and a majority are collateralized by an interest in real property.

The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Potential problem loans not currently past due	$6,509	$16,984
Potential problem loans past due one day or more but less than 10 days	187	91
Potential problem loans past due 10 days or more but less than 30 days	1,272	167
Potential problem loans past due 30 days or more but less than 60 days	878	342
Potential problem loans past due 60 days or more but less than 90 days	181	577

Total potential problem loans	$9,027	$18,161

Total potential problem loans not currently past due decreased $10,475,000 during the first nine months of 2012, which resulted primarily from one commercial borrower being upgraded. This decrease was partially offset by a $1,341,000 increase in the aggregate amount of potential problem loans in the past due categories.

The following table provides additional detail pertaining to the collateralization of Croghan’s potential problem loans as of the dates noted:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Collateralized by an interest in real property	$8,861	$17,582
Collateralized by an interest in assets other than real property	161	575
Unsecured	5	4

Total potential problem loans	$9,027	$18,161

Management will continue to monitor asset quality trends throughout 2012 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management believes the allowance for loan losses at September 30, 2012 is adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $294,000 (37.3%) for the three-month period ended September 30, 2012, compared to the same period in 2011, and increased $866,000 (35.3%) for the nine-month period ended September 30, 2012, compared to the same period in 2011. During the third quarter of 2012, the Bank had gains on sale of loans of $62,000, which was up $37,000 compared to the third quarter of 2011; an increase of $40,000 in trust income; an increase of $62,000 in income stemming from service charges on deposit accounts; and an increase in other income of $21,000. Comparatively, during the third quarter of 2011, the Bank had gains on sale of securities of $149,000 compared to none during the third quarter of 2012. Also, during the third quarter of 2011, the Bank had an Other Than Temporarily Impaired security write down related to one security in the amount of $283,000.

NON-INTEREST EXPENSES

Total non-interest expenses increased $234,000 (6.3%) for the three-month period ended September 30, 2012, as compared to the same period in 2011, and increased $1,120,000 (10.2%) for the nine-month period ended September 30, 2012, as compared to the same period in 2011. Salaries, wages, and employee benefits increased $71,000 (3.4%) between comparable three-month periods and $254,000 (4.1%) between comparable nine-month periods. Occupancy of premises expense increased $19,000 (8.8%) between comparable three-month periods and increased $66,000 (10.0%) between comparable nine-month periods. Amortization of core deposit intangible increased $86,000 between comparable three-month periods, and increased $257,000 between comparable nine-month periods due to the core deposit intangible that resulted from the HSL acquisition. Other operating expenses increased $58,000 (4.1%) between comparable three-month periods and $543,000 (13.1%) between comparable nine-month periods. These increases are a result of the HSL acquisition.

Within the other operating expense category is the FDIC insurance expense. During the nine-month period ended September 30, 2012, the FDIC insurance expense was $297,000, compared to $293,000 during the same period in 2011. The Bank prepaid the amount of $1,797,000 in December 2009 and had a remaining prepaid balance of $601,000 at September 30, 2012. This prepaid assessment amount is included in “Other assets” of the Corporation. Future quarterly assessments will be charged against the prepaid asset until such time as the prepaid asset has been full expensed, at which point the Bank will resume paying premiums to the FDIC.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense decreased $189,000 (39.8%) between comparable three-month periods and $327,000 (30.6%) between comparable nine-month periods. The Corporation’s effective tax rate for the nine months ended September 30, 2012 was 17.1 percent, compared to 21.8 percent for the same period in 2011. The decrease in the effective tax rate is a result of an increase in tax exempt interest income from investment securities, as well as a decrease in income before federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Short-term borrowings of federal funds purchased and repurchase agreements averaged $23,724,000 for the nine-month period ended September 30, 2012. This compares to $22,514,000 for the nine-month period ended September 30, 2011, and $23,433,000 for the twelve-month period ended December 31, 2011.

Borrowings from the Federal Home Loan Bank and Great Lakes Bankers Bank totaled $17,973,000 at September 30, 2012, compared to $18,500,000 at December 31, 2011, and $12,500,000 at September 30, 2011.

Capital expenditures for premises and equipment totaled $177,000 for the nine-month period ended September 30, 2012, compared to $386,000 for the same period in 2011. The 2012 expenditures included improvements to the acquired HSL banking centers, ATM upgrades, and an air conditioning unit upgrade.

Loan commitments, including letters of credit, as of September 30, 2012, totaled $85,633,000 compared to $76,793,000 at December 31, 2011. Since many of these commitments are expected to expire without being drawn upon, these totals do not necessarily represent future cash requirements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description and Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer (included with this filing)

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer (included with this filing)

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer (included with this filing)

101	The following materials from Croghan Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2012 and 2011 (unaudited); (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited); and (vi) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)*

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

CROGHAN BANCSHARES, INC.

Registrant

Date: October 26, 2012	By:	/s/ Rick M. Robertson
Rick M. Robertson, President and CEO (Principal Executive Officer)

Date: October 26, 2012	By:	/s/ Kendall W. Rieman
Kendall W. Rieman, Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith

101	The following materials from Croghan Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2012 and 2011 (unaudited); (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited); and (vi) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text and in detail*	Filed herewith

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