Form 10-Q
period 2013-09-30
CROGHAN BANCSHARES INC
filed 2013-11-14
CIK 887149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

0-20159

(Commission File Number)

CROGHAN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1073048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

323 Croghan Street, Fremont, Ohio	43420
(Address of principal executive offices)	(Zip Code)

(419) 332-7301

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 1,678,630 common shares, par value $12.50 per share, outstanding as of November 14, 2013.

This document contains 47 pages. The Exhibit Index is on page 44 immediately preceding the filed exhibits.

CROGHAN BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROGHAN BANCSHARES, INC.

Consolidated Balance Sheets (Unaudited)

ASSETS	September 30 2013	December 31 2012
CASH AND CASH EQUIVALENTS	(Dollars in thousands, except par value)
Cash and due from banks	$15,265	$19,388
Interest-bearing deposits in other banks	4,721	11,828

Total cash and cash equivalents	19,986	31,216

SECURITIES
Available-for-sale, at fair value	230,824	238,221
Restricted stock	4,177	4,174

Total securities	235,001	242,395

LOANS	326,862	321,277
Less: Allowance for loan losses	4,121	4,325

Net loans	322,741	316,952

Premises and equipment, net	7,218	7,514
Cash surrender value of life insurance	11,174	11,087
Goodwill	14,629	14,629
Core deposit intangible asset, net	723	927
Accrued interest receivable	2,672	2,591
Other real estate owned	919	1,295
Other assets	1,987	2,346

TOTAL ASSETS	$617,050	$630,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand, non-interest bearing	$100,327	$89,530
Savings, NOW, and Money Market deposits	273,043	261,860
Time	147,717	160,550

Total deposits	521,087	511,940
Federal funds purchased and securities sold under repurchase agreements	13,743	32,344
Borrowed funds	14,357	15,199
Dividends payable	537	0
Other liabilities	2,155	4,305

Total liabilities	551,879	563,788

STOCKHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 6,000,000 shares; issued 1,914,109 shares	23,926	23,926
Surplus	185	118
Retained earnings	47,412	45,361
Accumulated other comprehensive income	1,732	5,843
Treasury stock, 235,479 shares in 2013 and 2012, at cost	(8,084)	(8,084)

Total stockholders’ equity	65,171	67,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$617,050	$630,952

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

	Three months ended September 30
	2013	2012
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,092	$4,280
Securities:
Obligations of U.S. Government agencies and corporations	268	198
Obligations of states and political subdivisions	773	757
Other	49	51
Interest on deposits in other banks	4	4

Total interest income	5,186	5,290

INTEREST EXPENSE
Deposits	369	532
Other borrowings	144	190

Total interest expense	513	722

Net interest income	4,673	4,568

PROVISION FOR LOAN LOSSES	50	150

Net interest income, after provision for loan losses	4,623	4,418

NON-INTEREST INCOME
Gain on sale of loans	66	62
Trust income	300	300
Service charges on deposit accounts	480	448
Other	269	272

Total non-interest income	1,115	1,082

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	2,343	2,129
Occupancy of premises	209	235
Amortization of core deposit intangible asset	68	100
Other operating	1,925	1,466

Total non-interest expenses	4,545	3,930

Income before federal income taxes	1,193	1,570

FEDERAL INCOME TAXES	139	286

NET INCOME	$1,054	$1,284

Net income per share
Basic based on 1,678,630 shares in 2013 and 1,673,380 shares in 2012	$0.63	$0.77

Diluted based on 1,686,446 shares in 2013 and 1,680,716 shares in 2012	$0.62	$0.76

Dividends declared per share	$0.32	$0.32

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Operations (Unaudited)

	Nine months ended September 30
	2013	2012
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$12,194	$12,579
Securities:
Obligations of U.S. Government agencies and corporations	833	937
Obligations of states and political subdivisions	2,367	2,233
Other	151	145
Interest on deposits in other banks	22	17

Total interest income	15,567	15,911

INTEREST EXPENSE
Deposits	1,194	1,853
Other borrowings	440	581

Total interest expense	1,634	2,434

Net interest income	13,933	13,477

PROVISION FOR LOAN LOSSES	275	325

Net interest income, after provision for loan losses	13,658	13,152

NON-INTEREST INCOME
Gain on sale of securities	308	311
Gain on sale of loans	254	98
Trust income	930	815
Service charges on deposit accounts	1,352	1,310
Other	766	784

Total non-interest income	3,610	3,318

NON-INTEREST EXPENSES
Salaries, wages, and employee benefits	7,061	6,413
Occupancy of premises	674	724
Amortization of core deposit intangible asset	204	300
Other operating	4,996	4,702

Total non-interest expenses	12,935	12,139

Income before federal income taxes	4,333	4,331

FEDERAL INCOME TAXES	671	742

NET INCOME	$3,662	$3,589

Net income per share
Basic based on 1,678,630 shares in 2013 and 1,673,380 shares in 2012	$2.18	$2.15

Diluted based on 1,685,983 shares in 2013 and 1,679,934 shares in 2012	$2.17	$2.14

Dividends declared per share	$0.96	$0.96

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30
	2013	2012
	(Dollars in thousands)
NET INCOME	$1,054	$1,284

Other comprehensive income
Unrealized gains on available-for-sale securities	1,056	1,737

Reclassification adjustments for securities gains included in net income	0	0

Net unrealized gains	1,056	1,737

Income tax effect	359	590

Other comprehensive income	697	1,147

TOTAL COMPREHENSIVE INCOME	$1,751	$2,431

	Nine months ended September 30
	2013	2012
	(Dollars in thousands)
NET INCOME	$3,662	$3,589

Other comprehensive income
Unrealized gains (losses) on available-for-sale securities	(5,921)	3,085

Reclassification adjustments for securities gains included in net income	(308)	(311)

Net unrealized gains (losses)	(6,229)	2,774

Income tax effect	(2,118)	943

Other comprehensive income (loss)	(4,111)	1,831

TOTAL COMPREHENSIVE INCOME (LOSS)	$(449)	$5,420

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended September 30
	2013	2012
	(Dollars in thousands, except per share data)
BALANCE AT BEGINNING OF PERIOD	$63,931	$64,859

Net income	1,054	1,284

Other comprehensive income (loss)	697	1,147

Stock based compensation	26	11

Cash dividends declared, $.32 per share in 2013 and 2012	(537)	(535)

BALANCE AT END OF PERIOD	$65,171	$66,766

	Nine months ended September 30
	2013	2012
	(Dollars in thousands, except per share data)
BALANCE AT BEGINNING OF PERIOD	$67,164	$62,883

Net income	3,662	3,589

Other comprehensive income (loss)	(4,111)	1,831

Stock based compensation	67	68

Cash dividends declared, $.96 per share in 2013 and 2012	(1,611)	(1,605)

BALANCE AT END OF PERIOD	$65,171	$66,766

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2013	2012
	(Dollars in thousands)
NET CASH FLOW FROM OPERATING ACTIVITIES	$8,489	$10,726

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	64,861	61,263
Purchases of available-for-sale securities	(74,447)	(94,762)
Purchase of restricted stock	(3)	(330)
Proceeds from sale of available-for-sale securities	6,813	7,858
Proceeds from disposal of premises and equipment	79	170
Proceeds from sale of other real estate owned	942	0
Final settlement payment for branch acquisition	0	(1,026)
Net increase in loans	(6,671)	(15,528)
Additions to premises and equipment	(336)	(177)

Net cash used in investing activities	(8,762)	(42,532)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	9,560	4,828
Net change in federal funds purchased and securities sold under repurchase agreements	(18,601)	(21,735)
Net change in borrowed funds	(842)	(527)
Cash dividends paid	(1,074)	(1,605)

Net cash used in financing activities	(10,957)	(19,039)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,230)	(50,845)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,216	60,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,986	$9,248

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$1,668	$2,415

Federal income taxes	$580	$250

NON-CASH OPERATING ACTIVITY:
Change in deferred income taxes on net unrealized gain on available-for-sale securities	$2,118	$(943)

NON-CASH INVESTING ACTIVITY:
Change in net unrealized gain on available-for-sale securities	$(6,229)	$2,774

NON-CASH OPERATING AND INVESTING ACTIVITY:
Transfer of loans to other real estate owned	$636	$1,023

See notes to consolidated financial statements.

CROGHAN BANCSHARES, INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

Since the unaudited consolidated financial statements have been prepared in accordance with the the instructions to Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the Corporation’s consolidated financial statements and related footnote disclosures for the fiscal year ended December 31, 2012, which are contained in the Registration on Form S-4 (File No. 333-190362) filed by the Corporation with the SEC on August 2, 2013, as amended by the Amendment No. 1 to Registration Statement on Form S-4 filed by the Corporation with the SEC on September 12, 2013. The results of operations for the period ended September 30, 2013, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2013.

NEW ACCOUNTING PRONOUNCEMENT

In December 2011, FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, amending ASC Topic 210 requiring an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on their financial position. In January 2013, the FASB issued ASU 2013-01 clarifying that the scope of ASU 2011-11 was limited to derivatives and other specialized security borrowing and lending transactions that are offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to a master netting arrangement. The amendments were effective for interim and annual financial reporting periods beginning on or after January 1, 2013. The adoption of the amendments during the first quarter of 2013 did not have any impact on the Corporation’s consolidated financial statements.

SUBSEQUENT EVENTS

Management evaluated subsequent events through November 14, 2013, the date the financial statements were issued. Events or transactions occurring after September 30, 2013, but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2013, have been recognized in the consolidated financial statements for the period ended September 30, 2013. Events or transactions that provided evidence about conditions that arose before the consolidated financial statements were issued, but did not exist at September 30, 2013, have not been recognized in the consolidated financial statements for the period ended September 30, 2013.

NOTE 2 – SECURITIES

Amortized cost and fair value securities were as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amortized cost	Fair Value	Amortized cost	Fair Value
Obligations of U.S. Government agencies and corporations	$132,088	$133,719	$129,591	$131,990
Obligations of states and political subdivisions	95,762	96,755	99,427	105,881
Other	350	350	350	350

Total available-for-sale	228,200	230,824	229,368	238,221
Restricted stock	4,177	4,177	4,174	4,174

Total	$232,377	$235,001	$233,542	$242,395

	September 30, 2013		December 31, 2012
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Obligations of U.S. Government agencies and corporations	$2,072	$440	$2,865	$466
Obligations of states and political subdivisions	2,691	1,699	6,584	130

Total	$4,763	$2,139	$9,449	$596

There were no securities in a loss position greater than 12 months as of September 30, 2013 or December 31 2012.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses for the nine-month periods ended September 30, 2013, and 2012 (dollars in thousands):

9/30/2013	Commercial	Residential real estate	Non- residential real estate	Construction real estate	Consumer	Credit Card	Total
Balance at December 31, 2012	$621	$1,948	$1,367	$184	$127	$78	$4,325
Provision charged to expense	(139)	247	(90)	203	53	1	275
Losses charged off	0	(291)	(159)	0	(68)	(31)	(549)
Recoveries	10	8	4	0	41	7	70

Balance at September 30, 2013	$492	$1,912	$1,122	$387	$153	$55	$4,121

9/30/2012	Commercial	Residential real estate	Non- residential real estate	Construction real estate	Consumer	Credit Card	Total
Balance at December 31, 2011	$615	$1,905	$1,926	$179	$84	$69	$4,778
Provision charged to expense	5	547	(345)	21	84	13	325
Losses charged off	(2)	(451)	(322)	0	(61)	(20)	(856)
Recoveries	11	22	46	0	12	5	96

Balance at September 30, 2012	$629	$2,023	$1,305	$200	$119	$67	$4,343

The following presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012 (dollars in thousands):

9/30/2013	Commercial	Residential real estate	Non- residential real estate	Construction real estate	Consumer	Credit card	Total
Allowance for loan losses:
Ending Balance attributable to loans:
Individually evaluated for impairment	$0	$336	$127	$0	$0	$0	$463
Collectively evaluated for impairment	492	1,576	995	387	153	55	3,658

Total	$492	$1,912	$1,122	$387	$153	$55	$4,121

Loans individually evaluated for impairment	$779	$2,855	$3,406	$0	$0	$0	$7,040
Loans collectively evaluated for impairment	32,962	124,448	132,058	8,441	19,053	2,860	319,822

Total	$33,741	$127,303	$135,464	$8,441	$19,053	$2,860	$326,862

12/31/2012	Commercial	Residential real estate	Non- residential real estate	Construction real estate	Consumer	Credit card	Total
Allowance for loan losses:
Ending Balance attributable to loans:
Individually evaluated for impairment	$6	$283	$247	$0	$0	$0	$536
Collectively evaluated for impairment	615	1,665	1,120	184	127	78	3,789

Total	$621	$1,948	$1,367	$184	$127	$78	$4,325

Loans individually evaluated for impairment	$909	$2,642	$3,606	$0	$0	$0	$7,157
Loans collectively evaluated for impairment	34,394	125,610	132,331	3,635	15,234	2,916	314,120

Total	$35,303	$128,252	$135,937	$3,635	$15,234	$2,916	$321,277

The following represents loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012 (dollars in thousands):

9/30/2013
With no related allowance recorded:	Unpaid principal balance	Recorded investment	Allowance for loan loss allocated
Agricultural loans	$0	$0	$0
Commercial loans	720	720	0
Commercial overdraft LOC	60	60	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	174	174	0

1 – 4 family real estate (1st mortgages)	1,241	1,156	0
1 – 4 family real estate (Jr. mortgages)	9	9	0
Multifamily real estate	280	280	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	1,069	919	0
Construction real estate	0	0	0
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0
With an allowance recorded:
Agricultural loans	0	0	0
Commercial loans	0	0	0
Commercial overdraft LOC	0	0	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	72	72	63

1 – 4 family real estate (1st mortgages)	1,334	1,165	273
1 – 4 family real estate (Jr. mortgages)	0	0	0
Multifamily real estate	0	0	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	2,485	2,485	127
Construction real estate	0	0	0
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0

Total	$7,444	$7,040	$463

12/31/2012
With no related allowance recorded:	Unpaid principal balance	Recorded investment	Allowance for loan loss allocated
Agricultural loans	$0	$0	$0
Commercial loans	771	771	0
Commercial overdraft LOC	61	61	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	177	177	0

1 – 4 family real estate (1st mortgages)	1,110	1,103	0
1 – 4 family real estate (Jr. mortgages)	14	14	0
Multifamily real estate	200	200	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	788	638	0
Construction real estate	0	0	0
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0
With an allowance recorded:
Agricultural loans	0	0	0
Commercial loans	76	76	6
Commercial overdraft LOC	0	0	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	0	0	0

1 – 4 family real estate (1st mortgages)	1,297	1,133	267
1 – 4 family real estate (Jr. mortgages)	16	16	16
Multifamily real estate	0	0	0
Farm real estate	0	0	0
Non-farm/non-residential real estate	2,968	2,968	247
Construction real estate	—	—	—
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	0	0	0
Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0

Total	$7,478	$7,157	$536

The Bank categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, and current economic trends, among other factors. The Bank uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following presents loans as of September 30, 2013, and December 31, 2012, that are collectively evaluated for impairment and are not considered to be impaired. The loan amounts set forth below do not include loans that are deemed impaired and analyzed individually for impairment which were presented previously (dollars in thousands):

9/30/2013	Pass	Special mention	Substandard	Doubtful	Not rated
Agricultural loans	$2,627	$0	$0	$0	$0
Commercial loans	27,169	2,268	28	0	0

Commercial overdraft LOC	0	0	0	0	240

Commercial non-profit/political subdivisions	630	0	0	0	0

Open-end home equity	25,097	367	229	0	0

1 – 4 family real estate (1st mortgages)	89,609	1,493	1,452	0	0

1 – 4 family real estate (Jr. mortgages)	5,994	136	71	0	0

Multifamily real estate	10,691	0	2,349	0	0
Farm real estate	8,262	320	0	0	0

Non-farm/non-residential real estate	96,000	12,059	2,377	0	0

Construction real estate	8,441	0	0	0	0

Consumer loans – vehicle	7,942	41	9	0	0

Consumer overdraft LOC	0	0	0	0	251
Consumer loans – mobile home	396	0	8	0	0
Consumer loans – home improvement	223	0	0	0	0
Consumer loans – other	10,147	31	5	0	0
MasterCard/VISA	0	0	0	0	2,860

Total	$293,228	$16,715	$6,528	$0	$3,351

12/31/2012	Pass	Special mention	Substandard	Doubtful	Not rated
Agricultural loans	$5,283	$0	$0	$0	$0
Commercial loans	25,213	2,778	142	0	0

Commercial overdraft LOC	0	0	0	0	245

Commercial non-profit/political subdivisions	733	0	0	0	0

Open-end home equity	25,142	351	272	0	0

1 – 4 family real estate (1st mortgages)	88,183	1,635	2,034	0	0

1 – 4 family real estate (Jr. mortgages)	7,662	54	277	0	0

Multifamily real estate	7,599	0	2,431	0	0
Farm real estate	9,509	45	0	0	0

Non-farm/non-residential real estate	96,184	14,344	2,219	0	0

Construction real estate	3,007	628	0	0	0

Consumer loans – vehicle	5,249	10	5	0	0

Consumer overdraft LOC	0	0	0	0	454
Consumer loans – mobile home	561	0	0	0	0
Consumer loans – home improvement	220	0	0	0	0
Consumer loans – other	8,722	8	5	0	0
MasterCard/VISA	0	0	0	0	2,916

Total	$283,267	$19,853	$7,385	$0	$3,615

The following presents the recorded investment by class of loans which are not on nonaccrual and have collectively been evaluated for impairment as of September 30, 2013 and December 31, 2012 (dollars in thousands):

9/30/2013	30-89 days past due	90+ days past due	Total past due	Not past due	Total
Agricultural loans	$11	$0	$11	$2,616	$2,627
Commercial loans	110	0	110	29,355	29,465

Commercial overdraft LOC	0	0	0	240	240
Commercial non-profit/political subdivisions	0	0	0	630	630
Open-end home equity	124	71	195	25,498	25,693

1 – 4 family real estate (1st mortgages)	2,143	323	2,466	90,088	92,554

1 – 4 family real estate (Jr. mortgages)	76	0	76	6,125	6,201

Multifamily real estate	0	0	0	13,040	13,040
Farm real estate	0	0	0	8,582	8,582

Non-farm/non-residential real estate	866	0	866	109,570	110,436
Construction real estate	0	0	0	8,441	8,441
Consumer loans – vehicle	53	0	53	7,939	7,992
Consumer overdraft LOC	2	1	3	248	251
Consumer loans – mobile home	0	0	0	404	404

Consumer loans – home improvement	0	0	0	223	223
Consumer loans – other	48	0	48	10,135	10,183
MasterCard/VISA	56	26	82	2,778	2,860

Total	$3,489	$421	$3,910	$315,912	$319,822

12/31/2012	30-89 days past due	90+ days past due	Total past due	Not past due	Total
Agricultural loans	$0	$0	$0	$5,283	$5,283
Commercial loans	17	0	17	28,116	28,133

Commercial overdraft LOC	0	0	0	245	245
Commercial non-profit/political subdivisions	0	0	0	733	733
Open-end home equity	234	154	388	25,377	25,765

1 – 4 family real estate (1st mortgages)	1,885	770	2,655	89,197	91,852

1 – 4 family real estate (Jr. mortgages)	141	38	179	7,814	7,993

Multifamily real estate	0	0	0	10,030	10,030
Farm real estate	0	0	0	9,554	9,554

Non-farm/non-residential real estate	389	0	389	112,358	112,747
Construction real estate	0	0	0	3,635	3,635
Consumer loans – vehicle	37	0	37	5,227	5,264
Consumer overdraft LOC	4	1	5	449	454
Consumer loans – mobile home	0	0	0	561	561

Consumer loans – home improvement	0	0	0	220	220
Consumer loans – other	95	0	95	8,640	8,735
MasterCard/VISA	33	4	37	2,879	2,916

Total	$2,835	$967	$3,802	$310,318	$314,120

The following presents the recorded investment in loans past due 90 days or more still accruing interest, nonaccrual, and Troubled Debt Restructurings (TDR) by class as of September 30, 2013 and December 31, 2012 (dollars in thousands):

9/30/2013	Loans past due 90+ and still accruing	Nonaccrual	TDR
Agricultural loans	$0	$0	$0
Commercial loans	0	134	586
Commercial overdraft LOC	0	0	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	71	100	161

1 – 4 family real estate (1st mortgages)	323	1,720	813

1 – 4 family real estate (Jr. mortgages)	0	0	9
Multifamily real estate	0	280	280
Farm real estate	0	0	0

Non-farm/non-residential real estate	0	824	3,277
Construction real estate	0	0	0
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	1	0	0

Consumer loans – mobile home	0	0	0

Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	26	0	0

Total	$421	$3,058	$5,126

12/31/2012	Loans past due 90+ and still accruing	Nonaccrual	TDR
Agricultural loans	$0	$0	$0
Commercial loans	0	0	848
Commercial overdraft LOC	0	0	0

Commercial non-profit/political subdivisions	0	0	0
Open-end home equity	154	26	150

1 – 4 family real estate (1st mortgages)	770	1,595	1,038

1 – 4 family real estate (Jr. mortgages)	38	16	14
Multifamily real estate	0	200	0
Farm real estate	0	0	0

Non-farm/non-residential real estate	0	916	3,208
Construction real estate	0	—	—
Consumer loans – vehicle	0	0	0
Consumer overdraft LOC	1	0	0

Consumer loans – mobile home	0	0	0

Consumer loans – home improvement	0	0	0
Consumer loans – other	0	0	0
MasterCard/VISA	4	0	0

Total	$967	$2,753	$5,258

The following presents the recorded investment in TDR loans by class, which were restructured during the nine-months ended September 30, 2013 (dollars in thousands):

9/30/2013	Number of Contracts	Recorded investment	Allowance for loan losses allocated
Agricultural loans	0	$0	$0
Commercial loans	0	0	0

Commercial overdraft LOC	0	0	0

Commercial non-profit/political subdivisions	0	0	0

Open-end home equity	0	0	0

1 – 4 family real estate (1st mortgages)	0	0	0

1 – 4 family real estate (Jr. mortgages)	1	12	0

Multifamily real estate	1	280	0
Farm real estate	0	0	0

Non-farm/non-residential real estate	2	223	0

Construction real estate	0	0	0

Consumer loans – vehicle	0	0	0

Consumer overdraft LOC	0	0	0

Consumer loans – mobile home	0	0	0
Consumer loans – home improvement	0	0	0

Consumer loans – other	0	0	0
MasterCard/VISA	0	0	0

Total	4	$515	$0

TDR loans which were restructured during the nine-month period ended September 30, 2013, consisted of two non-farm/non-residential loans with a recorded investment aggregating $223,000. Principal payments for both loans ceased for a short period of time. Also during the period, in the multifamily real estate category, there was a consolidation of loans with additional collateral for one borrower that totaled $280,000, and in the 1 – 4 family real estate Jr Mortgage category one loan totaling $12,000, which had a monthly payment reduction. None of these loans resulted in any additional allocation to the loan loss category.

NOTE 4 – STOCK BASED COMPENSATION

In 2002 the Corporation established a Stock Option and Incentive Plan (the “2002 Plan”) which permitted the awarding of stock options and/or stock appreciation rights to directors, managerial, and other key employees of the Corporation. The 2002 Plan, which provided for the issuance of up to 190,951 shares, expired in March 2012.

At the 2012 Annual Meeting of Shareholders, the shareholders of the Corporation adopted the Croghan Bancshares, Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which permits the Corporation to award stock options, stock appreciation rights, restricted stock, and other stock-based and performance-based awards to directors, employees, and other eligible participants. A total of 162,082 shares are authorized for issuance pursuant to the 2012 Plan.

The Corporation issued options to purchase 28,869 during 2011 at an exercise price of $24.99 per share under the 2002 Plan. The options vest over a three-year period on the anniversary date of issuance. At September 30, 2013, a total of 19,246 of these options were vested and exercisable. There were no options granted or exercised during the nine-month period ended September 30, 2013. During the third quarter of 2013, an executive officer retired resulting in the forfeiture of 1,375 options.

Compensation expense related to issued stock options amounted to $26,000 and $68,000 for the nine-month periods ended September 30, 2013, and 2012, respectively. As of September 30, 2013, there was $20,000 of unrecognized compensation expense expected to be recognized over the next seven-month period.

The Corporation also issued a total of 5,250 shares of restricted stock in 2012 with a weighted average grant date fair value of $31.21 per share. Restricted stock awards vest over a five-year period. During the third quarter of 2013, 400 shares were forfeited as a result of the retirement of the aforementioned executive officer.

Compensation expense relating to restricted stock is recognized over the vesting period based on the market value of the shares on the issue date. Compensation expense related to the shares of restricted stock awarded and issued in 2012 totaled $41,000 during the nine-months ended September 30, 2013. As of September 30, 2013, there was $117,000 of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of five years.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments were as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
Financial Assets
Cash and cash equivalents	$19,986	$19,986	$31,216	$31,216
Securities	235,001	235,001	242,395	242,395
Loans, net	322,741	327,636	316,952	323,143

Total	$577,728	$582,623	$590,563	$596,754

Financial Liabilities
Deposits	$521,087	$522,939	$511,940	$513,710
Federal Funds purchased and securities sold under repurchase agreements	13,743	13,743	32,344	32,344
Borrowed funds	14,357	14,597	15,199	16,642

Total	$549,187	$551,279	$559,483	$562,696

The preceding summary does not include accrued interest receivable, cash surrender value of life insurance, dividends payable, and other liabilities which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.

The Bank also has unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit. The contract amount of such financial instruments totaled $111,331,000 at September 30, 2013 and $94,111,000 at December 31, 2012. Since many of these commitments are expected to expire without being drawn upon, these contract amounts do not necessarily represent future cash requirements.

The following methods and assumptions were used to estimate fair value of each class of financial instruments:

Cash and Cash Equivalents

Fair value is determined to be the carrying amount for these items because they represent cash or mature in 90 days or less and do not represent unanticipated credit concerns.

Securities

Securities consist of available-for-sale securities and restricted stock. The fair value of available-for-sale securities is determined based on quoted market prices of the individual securities or, if not available, estimated fair value is obtained by comparison to other known securities with similar risk and maturity characteristics. Such value does not consider possible tax ramifications or estimated transaction costs. The fair value of restricted stock is considered to be its carrying amount.

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

Other Financial Instruments

Federal funds purchased and securities sold under repurchase agreements are considered to be short-term borrowings and are valued at carrying value. Borrowed funds are typically long-term in nature with fair value determined based on a discounted cash flow analysis using current interest rates.

The fair value estimates of financial instruments are made at a specific point in time based on relevant market information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

NOTE 6 – FAIR VALUE MEASUREMENTS

Assets and liabilities carried at fair value are required to be classified under a fair value hierarchy based on valuation inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. There are three levels of determining fair value under the fair value hierarchy as follows:

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

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy due to the lack of observable quotes in inactive markets for those instruments at September 30, 2013 and December 31, 2012.

The following summarizes financial assets (there were no financial liabilities) measured at fair value as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

9/30/2013	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Recurring
Securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$0	$133,719	$0	$133,719
Obligations of states and political subdivisions	0	96,755	0	96,755
Other	0	350	0	350

Total	$0	$230,824	$0	$230,824

Nonrecurring
Other real estate owned	$0	$0	$919	$919
Impaired loans	0	0	6,577	6,577

Total	$0	$0	$7,496	$7,496

12/31/2012	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Recurring
Securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$0	$131,990	$0	$131,990
Obligations of states and political subdivisions	0	105,881	0	105,881
Other	0	350	0	350

Total	$0	$238,221	$0	$238,221

Nonrecurring
Other real estate owned	$0	$0	$1,295	$1,295
Impaired loans	0	0	6,621	6,621

Total	$0	$0	$7,916	$7,916

The fair value of impaired loans is reported net of a valuation allowance of $463,000 as of September 30, 2013 and $536,000 as of December 31, 2012.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, follows.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include certain government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation did not have any securities classified as Level 1 or Level 3 at September 30, 2013 and December 31, 2012.

Impaired Loans

The Corporation does not record impaired loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs, including recent appraisals, and Level 3 inputs based on customized discounting criteria. Due to the significance of the Level 3 inputs, impaired loans have been classified as Level 3.

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs. Such values are estimated primarily using appraisals and reflect a market value approach. Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3.

NOTE 7 – ACQUISITION

On June 20, 2013, the Corporation signed a definitive agreement pursuant to which it will acquire Indebancorp, an Ohio corporation and bank holding company, and its wholly-owned subsidiary, National Bank of Ohio, in a stock and cash merger transaction. Under terms of the agreement, the shareholders of Indebancorp will receive either $55.00 in cash, 1.63 shares of the Corporation, or a combination thereof subject to the overall consideration being 70% stock and 30% cash. Based on the 20 day average closing price of the Corporation’s common shares ending June 30, 2013, the transaction is valued at approximately $29.1 million and is expected to qualify as a tax-free reorganization. Indebancorp is headquartered in Oak Harbor, Ohio, with total assets of $232 million as of September 30, 2013 and four full-service branches and two loan production offices, all located within 30 miles of its corporate headquarters. The transaction is expected to be completed by the end of the fourth quarter of 2013. Professional and other expenses incurred during the nine-month period ended September 30, 2013, relating to the acquisition, amounted to $288,000 and are included in non-interest expenses in the 2013 consolidated statement of operations.

NOTE 8 – BRANCH SALE

On August 7, 2013, Croghan entered into an agreement to sell its Custar branch operations to Farmers and Merchants State Bank, including cash and due from bank deposits (approximately $16,655,000), loans (approximately $12,302,000), bank premises (approximately $295,000, net of depreciation), and customer deposits (approximately $29,302,000). Under the terms of the agreement, Croghan will receive a 4% premium for all core deposits and as a result expects to recognize a gain, net of tax, from the sale of approximately $770,000 ($.46 per share). The transaction is expected to be completed during the fourth quarter of 2013.

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

The Corporation’s actual results may differ materially from those expressed or implied in such forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in regional and/or national economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, changes in FDIC insurance assessment rates, demand for loans in the Corporation’s market area, and competitive conditions in the financial services industry. Additional information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements is available in the Corporation’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the risk factors disclosed in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

The Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except to the extent required by law.

PERFORMANCE SUMMARY

Net income for the three-month period ended September 30, 2013 was $1,054,000, or $.63 per common share, compared to $1,284,000, or $.77 per common share, for the same period in 2012. Net income for the nine-month period ended September 30, 2013 was $3,662,000, or $2.18 per common share, compared to $3,589,000, or $2.15 per common share, for the same period in 2012. The results for the third quarter of 2013 as compared to the third quarter of 2012 were positively impacted by increases of $105,000 (2.3%) in net interest income and $33,000 (3.0%) in non-interest income, and decreases of $100,000 in the provision for loan losses and $147,000 in the provision for federal income taxes, and were adversely impacted by a $615,000 (15.6%) increase in non-interest expenses. The results for the nine months ended September 30, 2013, as compared to the comparable period for 2012, were positively impacted by an increases of $456,000 (3.4%) in net interest income and $292,000 (8.8%) in non-interest income, and decreases of $50,000 in the provision for loan losses and $71,000 in the provision for federal income taxes, and adversely impacted by a $796,000 (6.6%) increase in non-interest expenses.

Assets at September 30, 2013 totaled $617,050,000, compared to $630,952,000 at December 31, 2012, a decrease of $13,902,000 (2.2%). Total cash and cash equivalents decreased $11,230,000 and total securities decreased $7,394,000 during the nine-month period ended September 30, 2013. Total loans increased $5,585,000 to $326,862,000 at September 30, 2013. Total deposits increased $9,147,000 to $521,087,000 at September 30, 2013, while federal funds purchased and securities sold under repurchase agreements decreased $18,601,000.

FINANCIAL POSITION

The following comments are based upon a comparison of Croghan’s financial position at September 30, 2013 to December 31, 2012.

Total cash and cash equivalents decreased $11,230,000 (36.0%) and total securities decreased $7,394,000 (3.1%) during the nine-month period ended September 30, 2013. Net loans increased $5,789,000 (1.8%) to $322,741,000 at September 30, 2013, compared to $316,952,000 at December 31, 2012. During the same period, deposits increased $9,147,000 (1.8%) to $521,087,000 at September 30, 2013, compared to $511,940,000 at December 31, 2012, and federal funds purchased and securities sold under repurchase agreements decreased $18,601,000 (57.5%) to $13,743,000 at September 30, 2013.

The decrease in cash was primarily used to fund repayment of securities sold under repurchase agreements. The component of the changes in available-for-sale securities during the period included purchases of $77,447,000, maturities of $64,861,000, and proceeds from the sale of $6,813,000 of securities which resulted in net gains of $308,000.

Net loans increased $5,789,000 during the nine-month period ended September 30, 2013, which included the impact of seasonal changes from certain commercial and non-residential real estate customers and growth in the construction and consumer loan portfolios. Croghan continues to focus on growing the portfolio in its established markets as well as those resulting from the December 2011 four branch acquisition.

A primary source of funding for Croghan is customer deposits, as well as federal funds purchased and securities sold under agreements to repurchase. The net decrease in these funding sources during the nine-month period ended September 30, 2013 was $9,454,000 (1.7%). Components of the aforementioned $9,147,000 increase in deposits included a $21,980,000 (6.3%) increase in the liquid deposit category (demand, savings, NOW, and money market deposit accounts) offset by a $12,833,000 (8.0%) decrease in the time deposit category. The decrease in the time deposit category is attributable to customers seeking other investment alternatives in the continued low rate environment. The decrease in the federal funds purchased and securities sold under agreements to repurchase category primarily resulted from cash outflows of certain large deposit customers due to seasonality, as well as the aforementioned low rate environment. Croghan strives to maintain a strong net interest margin by balancing deposit needs to fund anticipated loan demand and by maintaining the necessary deposit pricing structure.

Stockholders’ equity at September 30, 2013 decreased to $65,171,000, or $38.82 book value per common share, compared to $67,164,000, or $40.01 book value per common share, at December 31, 2012. The balance in stockholders’ equity at September 30, 2013 included accumulated other comprehensive income, consisting of net unrealized gains on securities classified as available-for-sale, net of related income taxes. At September 30, 2013, Croghan held $230,824,000 in available-for-sale securities with an unrealized gain, net of income taxes, of $1,732,000 compared to $238,221,000 of available-for-sale securities at December 31, 2012, with an unrealized gain, net of income taxes, of $5,843,000. The significant decrease in net unrealized security gains at September 30, 2013 as compared to December 31, 2012 is attributable to the increases in long-term bond rates that have occurred during the second and third quarters of 2013.

Croghan declared a cash dividend of $.32 per share on September 10, 2013, payable on October 31, 2013 to shareholders of record as of October 11, 2013. Year-to-date dividends declared by Croghan through September 30, 2013 amounted to $1,611,000, or $.96 per share.

NET INTEREST INCOME

Net interest income, which represents the excess revenue generated from interest-earning assets over the interest cost of funding those assets, increased $105,000 (2.3%) for the three-month period ended September 30, 2013, as compared to the same period in 2012, and $456,000 (3.4%) for the nine-month period ended September 30, 2013 as compared to the same period in 2012. The net interest yield increased to 3.25% for the three and nine-month period ended September 30, 2013, compared to 3.17% and 3.19% for the same periods in 2012. The increase in net interest income was largely attributable to the change in mix of interest-earning assets and the continued decrease in interest expense on deposits.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

Croghan’s comprehensive loan policy provides guidelines for managing credit risk and asset quality. The policy details acceptable lending practices, establishes loan-grading classifications, and stipulates the use of a loan review process. Croghan employs three staff members dedicated to the credit analysis function to facilitate the early identification of problem loans, to help ensure sound credit decisions, and to assist in the determination of the allowance for loan losses. Croghan also engages an outside credit review firm to supplement the credit analysis function and to provide an independent assessment of the loan review process. Croghan’s loan policy, loan review process, and credit analysis staff facilitate management’s evaluation of the credit risk inherent in the lending function.

The following table provides information relating to the provision and allowance for loan losses for the nine-month periods ended September 30, 2013 and 2012 (dollars in thousands):

	2013	2012
Provision for loan losses charged to expense	$275	$325
Net loan charge-offs	479	760
Annualized net loan charge-offs as a percent of average outstanding loans	.20%	.33%

The following table provides information relating to non-performing and potential problem loans as of the dates noted (dollars in thousands):

	September 30, 2013	December 31, 2012
Nonaccrual loans	$1,855	$1,837
Loans contractually past due 90 days or more and still accruing interest	421	967
TDR-accruing	3,923	4,342

TDR-non-accruing	1,203	916

Total TDR loans	5,126	5,258

Potential problem loans, other than those past due 90 days or more, nonaccrual, or restructured	6,309	6,542

Total potential problem and non-performing loans	$13,711	$14,604

Allowance for loan losses	$4,121	$4,325

Allowance for loan losses as a percent of period-end loans	1.26%	1.35%

During the third quarter of 2013, the Bank recognized a $50,000 provision for loan losses as compared to a $150,000 provision during the same period a year ago, a decrease of $100,000. The 2013 year-to-date provision for loan losses of $275,000 is $50,000 lower than the comparable periods a year ago. The decrease in the 2013 year-to-date provision for loan losses is primarily due to the decrease in total potential problem loans, including a $546,000 decrease in loans past due 90 days and still accruing. Net loan charge-offs decreased $281,000 to $479,000 during the first nine months of 2013 compared to the same period a year ago. Charge-offs for the first nine months of 2013 included $175,000 of charge-offs to one non-commercial loan customer.

Total potential problem and non-performing loans, which are summarized in the preceding table, decreased $893,000, or 6.1%, to $13,711,000 at September 30, 2013, compared to $14,604,000 at December 31, 2012.

Croghan typically classifies credits as potential problem loans, regardless of collateralization or the existence of contractually obligated guarantors, when a review of the borrower’s financial statements indicates that the borrowing entity does not generate sufficient operating cash flow to adequately service its debts. All potential problem loans at September 30, 2013 were performing loans (less than 90 days past due) with approximately 99% of outstanding borrowings collateralized by an interest in real property.

The following table provides additional detail pertaining to the past due status of Croghan’s potential problem loans as of the dates noted (dollars in thousands):

	September 30, 2013	December 31, 2012
Potential problem loans not currently past due	$2,399	$4,777
Potential problem loans past due one day or more but less than 10 days	342	406
Potential problem loans past due 10 days or more but less than 30 days	2,407	755
Potential problem loans past due 30 days or more but less than 60 days	598	130
Potential problem loans past due 60 days or more but less than 90 days	563	474

Total potential problem loans	$6,309	$6,542

As illustrated in the table, $5,148,000, or 81.6%, of total potential problem loans were less than 30 days past due.

Management will continue to monitor asset quality trends throughout the remainder of 2013 to ensure adequate provisions for loan losses are made in a timely manner. It is Croghan’s policy to maintain the allowance for loan losses at a level sufficient to provide for losses inherent in the portfolio. Management believes the allowance for loan losses at September 30, 2013 is adequate to provide for those losses identified as well as those losses inherent within the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $33,000 (3.0%) for the three-month period ended September 30, 2013, compared to the same period in 2012, and increased $292,000 (8.8%) for the nine-month period ended September 30, 2013, compared to the same period in 2012. The quarterly increase was primarily attributable to a $32,000 increase in service charges on deposit accounts. The increase in non-interest income for the comparable nine-month periods was largely attributable to increases of $156,000 in gains on sale of loans and $115,000 in trust income. The increase in trust income was largely attributable to a one-time fee for an estate settlement during the first quarter of 2013. The increase in gains on sale of loans resulted from significant mortgage loan refinancing activity, especially during the first quarter of 2013, in response to the decrease in long-term interest rates.

NON-INTEREST EXPENSES

Total non-interest expenses increased $615,000 (15.6%) for the three-month period ended September 30, 2013, as compared to the same period in 2012, and increased $796,000 (6.6%) for the nine-month period ended September 30, 2013, as compared to the same period in 2012. Salaries, wages, and employee benefits increased $214,000 (10.1%) between comparable three-month periods and $648,000 (10.1%) between comparable nine-month periods. Occupancy of premises expense decreased $26,000 (11.1%) between comparable three-month periods and $50,000 (6.9%) between comparable nine-month periods. Amortization of core deposit intangible assets decreased $32,000 between comparable three-month periods and $96,000 between comparable nine-month periods. Other operating expenses increased $459,000 (31.3%) between comparable three-month periods and $294,000 (6.3%) between comparable nine-month periods. The increase in salaries, wages, and employee benefits is attributable to certain employees hired in mid-2012, including mortgage loan originators hired to meet increased demand, as well as a commercial and real estate lender for the Bank’s Tiffin operations. The decrease in the core deposit intangible asset amortization is attributable to accelerated amortization methods used for the December 2011 four branch acquisition. The increases in other operating expenses on both a quarterly and year-over-year basis are a result of one-time expenses attributable to the pending merger transaction with Indebancorp.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense decreased $147,000 (51.4%) between comparable three-month periods and $71,000 (9.6%) between comparable nine-month periods. Croghan’s effective tax rate for the third quarter of 2013 was 11.7% compared to 18.2% for the third quarter of 2012, and was 15.5% for the nine months ended September 30, 2013 compared to 17.1% for the same period in 2012. The decrease in the effective tax rate for the third quarter of 2013 as compared to the third quarter of 2012 was primarily attributable to tax exempt security income comprising 64.8% of pre-tax income in 2013 compared to 48.2% in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Short-term borrowings of federal funds purchased and repurchase agreements averaged $17,235,000 for the nine-month period ended September 30, 2013 compared to $23,724,000 for the nine-month period ended September 30, 2012, and $23,552,000 for the year ended December 31, 2012.

Borrowed funds consist of borrowings from the Federal Home Loan Bank of Cincinnati (FHLB) and Great Lakes Bankers Bank (GLBB) and totaled $14,357,000 at September 30, 2013 compared to $15,199,000 at December 31, 2012. The only borrowed funds activity for the first nine months of 2013 was scheduled payments on the GLBB term loan.

Capital expenditures for premises and equipment totaled $336,000 for the nine-month period ended September 30, 2013, compared to $177,000 for the same period in 2012. Capital expenditures for the 2013 period included property purchased in the Port Clinton area, upgrades to the Bank’s firewall system and ATM machines, and new web hosting software.

Loan commitments, including letters of credit, as of September 30, 2013, totaled $111,331,000 compared to $94,111,000 at December 31, 2012. Since many of these commitments are expected to expire without being drawn upon, these totals do not necessarily represent future cash requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any pending legal proceedings, except for routine legal proceedings to which the Corporation’s subsidiary Bank is a party incidental to its banking business. Management considers none of those proceedings to be material.

ITEM 1A. RISK FACTORS

Set forth below is a description of risk factors related to the Corporation’s business, provided to enable investors to assess, and be appropriately apprised of, certain risks and uncertainties the Corporation faces in conducting its business. An investor should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect the Corporation’s business, results of operations, or financial condition. The risks and uncertainties discussed below are also applicable to forward-looking statements contained in this report and in other reports filed by the Corporation with the Securities and Exchange Commission (the “SEC”). Given these risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements.

Changes in interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s operating results are dependent to a significant degree on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors beyond the Corporation’s control, including general economic conditions, and the policies of various governmental and regulatory authorities (in particular, the Board of Governors of the Federal Reserve System). Changes in interest rates will influence the demand for loans, the prepayment of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits and borrowings, and these changes could have a material adverse effect on the Corporation’s financial condition and results of operations. The impact of these changes may be magnified if the Corporation does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates.

Changes in economic and political conditions could adversely affect the Corporation’s financial condition and results of operations.

The Corporation’s success depends, to a significant extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, change in interest rates, money supply, and other factors beyond the Corporation’s control may adversely affect its asset quality, deposit levels, and loan demand and, therefore, its earnings. Because the Corporation has a significant amount of real estate loans, further decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of the Corporation’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Corporation’s earnings. In addition, a substantial portion of the Corporation’s loans are to individuals and businesses located in Northwest Ohio. Consequently, a significant continued decline in the economy of this market area could have a materially adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s loan portfolio is concentrated in Northwest Ohio, and changes in the economic conditions and real estate valuations in this market area could adversely impact results of operations, financial condition and cash flows.

The Corporation’s lending and deposit gathering activities are concentrated in Huron, Ottawa, Sandusky, Seneca and Wood Counties in Northwest Ohio. The Corporation’s success has and will continue to depend on the general economic conditions in Northwest Ohio, particularly given that a significant portion of the Corporation’s lending relates to real estate located in this area. Real estate values in these Ohio communities have been negatively impacted by the recent economic crisis. Although there has been some improvement recently in some economic measures, including home prices and unemployment rates in Ohio, adverse changes in the economic conditions in the Northwest Ohio markets could impair the Corporation’s ability to collect payments on loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, increase devaluations recognized within the Corporation’s OREO portfolio, decrease the demand for the Corporation’s products and services and decrease the value of collateral for loans, especially real estate values, which could have a material adverse effect on the Corporation’s financial condition, results of operations and cash flows.

If actual loan losses exceed the allowance for loan losses, the Corporation’s net income will decrease.

The Corporation maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current economic conditions in the primary lending area, past loss experience, possible losses arising from specific problem loans, and changes in the composition of the loan portfolio. Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for losses within the portfolio. While the Corporation’s management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions and estimates used by management to determine the allowance for loan losses.

FDIC insurance premiums may increase materially, which would negatively affect the Corporation’s net income.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. The costs of resolving bank failures have increased during the last few years and decreased the Deposit Insurance Fund. The FDIC collected a special assessment in 2009 to replenish the Deposit Insurance Fund and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, deposit insurance premiums may also increase.

The Corporation’s businesses have been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally.

The capital and credit markets have been experiencing unprecedented levels of volatility since 2008. As a consequence of the U.S. economic recession, business activity across a wide range of industries has faced serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly. A sustained weakness or weakening in business and economic conditions generally or specifically in the markets in which the Corporation does business could have one or more of the following adverse effects on its businesses:

•	A decrease in the demand for loans and other products and services offered by the Corporation.

•	An impairment of certain intangible assets, such as goodwill.

•

An increase in the number of clients who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Corporation. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.

Legislative or regulatory changes or actions could adversely impact the Corporation’s business.

The financial services industry is extensively regulated. Banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance fund, not to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact the Corporation, possibly limiting the services it provides, increasing the ability of non-banks to compete with it, or requiring it to change the way it operates. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on the Corporation’s operations and financial condition.

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Recently, Congress and the federal bank regulators have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by Congress and regulations promulgated by federal bank regulators subject the Corporation, and other financial institutions, to additional restrictions, oversight and costs that may have an impact on the Corporation’s business and results of operations.

The Dodd-Frank Act was signed into law on July 21, 2010 and, although it became generally effective in July 2010, many of its provisions have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, could result in a number of adverse impacts. The levels of capital and liquidity with which the Corporation must operate may be subject to more stringent capital requirements. In addition, the Corporation may be subjected to higher deposit insurance premiums to the FDIC. The Corporation may also be subject to additional regulations under the newly established Consumer Financial Protection Bureau, which was given broad authority to implement new consumer protection regulations. These and other provisions of the Dodd-Frank Act may place significant additional costs on the Corporation, impede its growth opportunities and place it at a competitive disadvantage.

The Corporation may not be able to pay dividends in the future in accordance with past practice.

As a bank holding company, the Corporation’s principal source of funds to pay dividends on its common shares is dividends from the Bank. In the event that the Bank is unable to pay dividends, the Corporation may not be able to pay dividends on its common shares.

The ability of the Bank to pay dividends to the Corporation is subject to various legal limitations and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without the approval of the Division of Financial Institutions of the Ohio Department of Commerce, unless the total dividends in a calendar year exceed the total of the Bank’s net profits for the year combined with the Bank’s retained profits of the two preceding years. In the event that the Bank is unable to pay dividends, the Corporation in turn would likely have to reduce or stop paying dividends on its common shares. The Corporation’s failure to pay dividends on its common shares could, in turn, have a material adverse effect on the market price of the Corporation’s common shares.

The Corporation’s credit standards and on-going process of credit assessment might not protect it from significant credit losses.

The Corporation takes credit risk by virtue of making loans. The Corporation’s exposure to credit risk is managed through the use of consistent and conservative underwriting standards. The Corporation’s credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. While these procedures are designed to provide the Corporation with the information needed to implement policy adjustments where necessary, and to take proactive corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

The Corporation depends upon the accuracy and completeness of information about customers.

In deciding whether to extend credit or enter into other transactions with customers, the Corporation may rely on information provided by customers, including financial statements and other financial information. The Corporation may also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent accountants. For example, in deciding whether to extend credit to a business, the Corporation may assume that the customer’s financial statements conform with generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations, and cash flows of the customer. The Corporation may also rely on the reports of accounting firms issuing an opinion or other assurances on those financial statements. The Corporation’s financial condition and results of operation could be negatively impacted to the extent it relies on financial statements that do not comply with generally accepted accounting principles or that are materially misleading.

The Corporation may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

The Corporation and the Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. If the Bank experiences increased loan losses, additional capital may need to be infused. In addition, the Corporation may elect to raise additional capital to support its business or to finance acquisitions, or it may otherwise elect or be required to raise additional capital. The Corporation’s ability to raise additional capital, if needed, will depend on its financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside its control. Accordingly, there can be no assurance that the Corporation can raise additional capital if needed or on acceptable terms. If the Corporation cannot raise additional capital when needed, it may have a material adverse effect on the Corporation’s financial condition and results of operations. In addition, the Corporation’s issuance of additional common shares, preferred shares or other equity securities to raise additional capital may have a dilutive effect on our existing shareholders and could lead to a decline in the price of our common shares.

The Corporation operates in an extremely competitive market and the Corporation will suffer if it is unable to compete effectively.

In the Corporation’s market area, it encounters significant competition from other commercial banks, as well as from savings and loan associations, credit unions, brokerage firms, mutual funds, and loan production offices and other financial units of non-local bank holding companies. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology, product delivery systems, and the accelerating pace of consolidation among financial service providers. Many of the Corporation’s competitors have substantially greater resources and lending limits than it does and may offer services that it does not or cannot provide. The Corporation’s ability to maintain its history of strong financial performance will depend in part on its continued ability to compete successfully in its market area and on its ability to expand its scope of available financial services as needed to meet the needs and demands of its customers.

There is a limited trading market for the Corporation’s common shares and thus the ability to sell or purchase the Corporation’s common shares may be limited.

The ability to sell common shares of the Corporation or purchase additional common shares of the Corporation largely depends upon the existence of an active market for the Corporation’s common shares. Although the Corporation’s common shares are quoted on the OTC Bulletin Board, they are not listed on any securities exchange and the volume of trading of the Corporation’s common shares has been limited historically. As a result, it may be difficult to sell or purchase the Corporation’s common shares at the volume, time and price that is desired. In addition, a fair valuation of the purchase or sales price of the Corporation’s common shares also depends upon an active trading market, and thus the price received for a thinly traded stock, such as the Corporation’s common shares, may not reflect its true value.

Changes in accounting standards could impact the Corporation’s results of operations.

The accounting standard setters, including the Financial Accounting Standards Board, the SEC, and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Corporation’s consolidated financial statements. These changes can be difficult to predict and can materially affect how the Corporation records and reports its financial condition and results of operations. In some cases, the Corporation could be required to apply a new or revised standard retroactively, which would result in the restatement of its financial statements for prior periods.

Changes in tax laws could adversely affect the Corporation’s results of operations

The Corporation is subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to the Corporation’s taxes could have a material adverse effect on its results of operations. In addition, the Corporation’s customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by the Corporation’s customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for loans and deposit products. In addition, such negative effects on the Corporation’s customers could result in defaults on the loans made by the Bank and decrease the value of mortgage-backed securities in which the Bank has invested.

The Corporation relies heavily on its management team and the unexpected loss of key management may adversely affect its business and financial results.

The Corporation’s success to date has been strongly influenced by its ability to attract and to retain senior management experienced in banking in the markets that the Corporation serves. The Corporation’s ability to retain executive officers and the current management team will continue to be important to successful implementation of its strategies. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Corporation’s business and financial results.

The Corporation must stay current on technological changes in order to compete effectively and meet customer demands.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable the Corporation to reduce costs. The Corporation’s future success will depend, in part, on its ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in its operations. Some of the Corporation’s competitors have substantially greater resources to invest in technological improvements. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.

The Corporation’s information systems may experience an interruption or security breach.

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of its information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability.

The Corporation may be the subject of litigation which could result in legal liability and damage to its business and reputation.

From time to time, the Corporation and the Bank may be subject to claims or legal action from customers, employees or others. Financial institutions like the Corporation and the Bank are facing a growing number of significant class actions, including those based on the manner of calculation of interest on loans and the assessment of overdraft fees. Future litigation could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Corporation and the Bank are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and other agencies regarding their businesses. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other financial institutions, the Corporation and the Bank are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against the Corporation could materially adversely affect its business, financial condition or results of operations and/or cause significant reputational harm to its business.

The effect of changes to the healthcare laws in the United States may increase the number of employees who choose to participate in the Corporation’s healthcare plans, which may significantly increase the Corporation’s healthcare costs and negatively impact financial results.

The Corporation offers healthcare coverage to its eligible employees with part of the cost subsidized by the company. With recent changes to the healthcare laws in the United States becoming effective in 2014, more of the Corporation’s employees may choose to participate in the Corporation’s health insurance plans, which could increase the Corporation’s costs for such coverage and material adversely impact the Corporation’s cost of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description and Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer (included with this filing)

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer (included with this filing)

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer (included with this filing)

101	The following materials from Croghan Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2013 and 2012 (unaudited); (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited); and (vi) the Notes to Unaudited Consolidated Financial Statements (included with this filing)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROGHAN BANCSHARES, INC.

Registrant

Date: November 14, 2013	By:	/s/ Rick M. Robertson
Rick M. Robertson, President and CEO (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Kendall W. Rieman
Kendall W. Rieman, Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith

101	The following materials from Croghan Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2013 and 2012 (unaudited); (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited); and (vi) the Notes to Unaudited Consolidated Financial Statements	Filed herewith