Form 10-K
period 2013-12-31
CROGHAN BANCSHARES INC
filed 2014-03-28
CIK 887149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013.

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

None

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

Yes  [    ]    No  [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: The aggregate market value of the Registrant’s common shares, par value $12.50 per share, held by non-affiliates as of June 30, 2013, based on the closing price quoted on the OTC Bulletin Board on such date, was $54,619,560.

The Registrant had 2,270,729 common shares, par value $12.50 per share, outstanding as of February 28, 2014.

This Annual Report on Form 10K contains 124 pages. The Exhibit Index is on pages 51 through 52 and also immediately preceding the filed exhibits on pages 47 through 49.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2013 (the “2013 Annual Report to Shareholders”) are incorporated by reference into PART II of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

Croghan Bancshares, Inc. (the “Corporation”), was organized under the laws of the State of Ohio on September 27, 1983, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As the result of a reorganization effective in 1984, the Corporation acquired all of the voting shares of The Croghan Colonial Bank (the “Bank”), an Ohio chartered bank organized in 1888. The Bank is the only direct subsidiary of the Corporation and substantially all of the Corporation’s operations are conducted through the Bank. The Bank has one wholly-owned insurance company subsidiary, Croghan Insurance Agency LLC (“Croghan Insurance”), which was organized on August 21, 2009 as an Ohio limited liability company for the purpose of allowing the Bank to participate in certain commission revenue generated through its third party insurance agreement. The principal offices of the Corporation, the Bank, and Croghan Insurance are located at 323 Croghan Street, Fremont, Ohio. The Bank operates 16 Ohio offices, including one in Bellevue, one in Clyde, one in Curtice, five in Fremont, one in Green Springs, one in Monroeville, one in Norwalk, one in Oak Harbor, one in Oregon, one in Port Clinton, and two in Tiffin.

On December 6, 2013, the Corporation completed the acquisition of Indebancorp and its bank subsidiary, National Bank of Ohio (“NBOH”), in a stock and cash merger transaction. Under the terms of the merger agreement, the shareholders of Indebancorp received either $55.00 in cash, 1.63 common shares of the Corporation, or a combination thereof subject to the overall consideration being 70% stock and 30% cash. Based on the closing price of the Corporation’s common shares on December 6, 2013 (i.e., the date of closing), the transaction was valued at $29.15 million and is expected to qualify as a tax-free reorganization. Indebancorp and NBOH were headquartered in Oak Harbor, Ohio, and operated four full-service branches and two loan production offices, all located within 30 miles of its corporate headquarters. In the transaction, the Bank acquired a total of $223,095,000 in total assets, with $163,453,000 in net loans and $22,876,000 in securities, and assumed $194,491,000 in deposits.

In December 2013, the Bank also completed the sale of its Custar Branch to another financial institution. The branch sale included $28,328,000 of assets, including $16,590,000 of cash paid and cash on hand and $11,467,000 of loans, and the transfer of $29,500,000 of liabilities, including $29,483,000 of deposits.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K which are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “believes”, “anticipates”, “targets”, “plans”, “will”, “would”, “should”, “could”, and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such difference include, but are not limited to, the factors discussed under “ITEM 1A – RISK FACTORS” beginning on page 24 of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made and, except as required by law, the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to the Corporation or any person acting on its behalf are qualified by these cautionary statements.

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

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	December 31,

	2013	2012	2011	2010	2009

	(Dollars in thousands)
Type of Loan: (1)
Commercial, financial, and agricultural (2)	$ 44,134	$ 35,303	$ 28,963	$ 21,576	$ 27,311
Real estate – mortgage	387,936	264,189	253,865	254,371	276,416
Real estate – construction	11,608	3,635	5,237	4,084	5,828
Consumer	27,515	15,234	11,203	10,676	12,333
Credit card and other	3,555	2,916	2,697	2,598	2,596

	$474,748	$321,277	$301,965	$293,305	$324,484

(1)	The Bank made no foreign loans in 2013, 2012, 2011, 2010, or 2009.

(2)	Lease financing receivables included in commercial, financial, and agricultural, were $313,000 in 2013, $184,000 in 2012, $311,000 in 2011, $650,000 in 2010, and $859,000 in 2009.

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2013, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges after 2013:

	Maturing

	Within one year	After one but within five years	After five years	Total

	(Dollars in thousands)

Commercial, financial, and agricultural	$10,079	$21,484	$12,571	$44,134
Real estate – construction	2,715	1,816	7,077	11,608

Total	$12,794	$23,300	$19,648	$55,742

	Interest Sensitivity

	Fixed Rate	Variable Rate

	(Dollars in thousands)

Due after one but within five years	$21,587	$1,713
Due after five years	7,623	12,025

	$29,210	$13,738

The above maturity information is based on the contract terms at December 31, 2013, and does not include any possible “rollover” at maturity date. In the normal course of business, the Bank considers and acts upon the borrower’s request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower’s credit history, the collateral securing the loan, and the purpose for such request.

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

At December 31, 2013, the Bank had $44,134,000, or 9.3% of total loans, invested in commercial, financial, and agricultural loans. At December 31, 2013, the Bank had $188,000 of nonperforming loans of this type (i.e., those loans in nonaccrual status or past due 90 days or more).

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

At December 31, 2013, the Bank had $211,852,000, or 44.6% of total loans, invested in non-residential real estate loans, a majority of which were secured by properties located in the Northwestern Ohio area. At December 31, 2013, the Bank had $2,842,000 of nonperforming loans of this type.

Residential Real Estate Loans. The Bank’s residential real estate loans have either fixed or adjustable interest rates (“ARMs”). Interest rates on ARMs adjust every three or five years based upon the three or five year Constant Treasury Maturity (“CMT”) as published by the Wall Street Journal, plus an additional margin, that is in effect at the time of the applicable rate change. The three and five year ARMs typically have periodic adjustment caps of 2% and lifetime adjustment caps of 6%. The maximum amortization period for such loans is 30 years. The Bank does not engage in the practice of deeply discounting the initial rates on such loans, nor does the Bank engage in the practice of putting payment caps on loans which could lead to negative amortization. In addition to the three and five year ARM programs, where the loan is retained and serviced by the Bank, loans are originated by the Bank and sold into the secondary market (e.g., to Freddie Mac and Fannie Mae). The Bank retains the servicing and related support functions on loans that are sold into the secondary market. The establishment of this arrangement allows the Bank to maintain its customer relationships by providing very competitive residential real estate loan offerings, while at the same time eliminating the risks associated with long-term fixed-rate mortgage loan financing.

The Bank limits the amount of each residential real estate loan in relationship to the appraised value of the real estate and improvements at the time of origination of a residential real estate loan. The maximum LTV on residential real estate loans made by the Bank is 85%, subject to certain exceptions.

The Bank’s residential real estate loans amounted to $176,084,000 at December 31, 2013, which represented 37.1% of total loans. At December 31, 2013, the Bank had $2,663,000 of nonperforming loans of this type.

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

At December 31, 2013, the Bank’s construction loans amounted to $11,608,000, or 2.5% of total loans. At December 31, 2013, the Bank had no nonperforming loans of this type.

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

At December 31, 2013, the Bank had $27,515,000, or 5.8% of total loans, invested in consumer loans, of which $34,000 were nonperforming.

Credit Card and Other Loans. Credit card and other loans are made to individuals for personal expenditures and principally arise from bank credit cards. Such loans generally pose the most risk as they are most frequently unsecured.

At December 31, 2013, the Bank had $3,555,000, or 0.7% of total loans, invested in credit card and other loans, of which $37,000 were nonperforming.

Loan Solicitation and Processing. The Bank’s loan originations are developed from a number of sources, including continuing business with depositors, borrowers, and real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank’s lending staff, walk-in customers, director referrals, and loan participations purchased from other financial institutions.

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

Loan Origination and Other Fees. The Bank realizes loan origination fees and other fee income from its lending activities. The Bank also realizes income from late payment charges, application fees, and fees for other miscellaneous services. Loan origination fees and other fees realized by the Bank are a volatile source of income and vary with the volume of lending, loan repayments and general economic conditions. Nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan.

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

The following table presents information concerning the amount of loans which contain certain risk elements at the dates indicated:

	December 31,

	2013	2012	2011	2010	2009

	(Dollars in thousands)

Loans accounted for on a nonaccrual basis including Troubled Debt Restructuring (“TDR”) non-accruing (1)	$4,604	$2,753	$4,671	$4,127	$5,903

Loans contractually past due 90 days or more as to principal or interest payments and still accruing interest (2)	1,160	967	672	586	45

Loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest because of a deterioration in the financial position of the borrower (3)	6,081	4,342	3,532	4,665	3,191

(1)	The amount of gross interest income that would have been recorded had all nonaccrual loans been current in accordance with their terms approximated $151,000 in 2013, $161,000 in 2012, $200,000 in 2011, $270,000 in 2010, and $375,000 in 2009. Actual interest included in interest income on these loans amounted to $33,000 in 2013, $39,000 in 2012, $33,000 in 2011, $36,000 in 2010, and $33,000 in 2009.

(2)	Excludes loans accounted for on a nonaccrual basis.

(3)	Excludes loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to principal or interest payments.

In addition to the loan amounts identified in the preceding table, there was $7,079,000 of potential problem loans at December 31, 2013. While these loans are all currently performing, management has some doubt about the ability of the borrowers to continue to comply with all of their present loan repayment terms. Management typically classifies a loan as a potential problem loan, regardless of its collateralization or any contractually obligated guarantors, when a review of the borrower’s financial statements indicates the borrowing entity does not generate sufficient operating cash flow to adequately service its debts.

The Bank’s loans are spread over a broad range of industrial classifications. As of December 31, 2013, the Bank had no significant concentrations of loans (i.e., greater that 10% of total loans) to borrowers engaged in the same or similar industries.

Allowance for Loan Losses. The Bank maintains an allowance for loan losses to provide for loans that might not be repaid. At December 31, 2013, the Bank’s allowance for loan losses totaled $4,042,000. To determine the adequacy of the allowance for loan losses, the Bank performs a detailed quarterly analysis that focuses on delinquency trends within each loan category (i.e., commercial, real estate, and consumer loans), the status of nonperforming loans (i.e., impaired, nonaccrual and restructured loans, and loans past due 90 days or more), current and historic trends of charged-off loans within each category, existing local and national economic conditions, and changes in the volume and mix within each loan category. Additionally, loans that are identified as impaired are individually evaluated and specific reserves provided to the extent the loan amount exceeds anticipated future cash flows, including cash flows from the sale of the underlying collateral.

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

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for loan losses for such years:

	December 31,
	2013	2012	2011	2010	2009

	(Dollars in thousands)

Daily average amount of loans	$331,291	$306,343	$286,576	$306,924	$334,648

Allowance for loan losses at beginning of year	$4,325	$4,778	$4,955	$4,433	$3,287

Loan charge-offs:
Commercial, financial, and agricultural	(-)	(2)	(56)	(4)	(212)
Real estate – mortgage	(529)	(984)	(1,649)	(1,169)	(1,594)
Consumer	(73)	(75)	(38)	(97)	(141)
Credit card and other	(47)	(23)	(43)	(39)	(74)

	(649)	(1,084)	(1,786)	(1,309)	(2,021)

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	13	15	203	15	66
Real estate – mortgage	18	72	598	93	34
Consumer	51	13	23	42	57
Credit card and other	9	6	10	6	10

	91	106	834	156	167

Net charge-offs	(558)	(978)	(952)	(1,153)	(1,854)

Additions to allowance charged to expense	275	525	775	1,675	3,000

Allowance for loan losses at end of year	$4,042	$4,325	$4,778	$4,955	$4,433

Allowance for loan losses as a percent of year-end loans	.85%	1.35%	1.58%	1.69%	1.37%

Ratio of net charge-offs during the year to average net loans outstanding during the year	.17%	.32%	.34%	.38%	.56%

The amount of charge-offs and recoveries fluctuate from year to year due to factors relating to the condition of the general economy and specific business segments. During 2009, there were no commercial loan charge-offs exceeding $25,000; however, there was one recovery that totaled $34,000 that was recovered from a commercial loan that was charged off in 2008. Also during 2009, there were 15 real estate loan charge-offs individually exceeding $25,000 with the largest being $518,000, and others including $253,000, $224,000, and $178,000. There were no individual recoveries over $25,000 in the real estate loan category during 2009. There were also two consumer loan charge-offs that individually exceeded $25,000 during 2009 with the largest being $31,000. During 2010, there were no commercial loan charge-offs or recoveries exceeding $25,000. Also during 2010, there were 11 real estate loan charge-offs individually exceeding $25,000 with the largest being $273,000, and others including $180,000, $138,000, and $85,000. There were two individual recoveries over $25,000 in the real estate loan category during 2010. There were no consumer loan charge-offs or recoveries that individually exceeded $25,000 during 2010. During 2011, there was one commercial loan charge-off exceeding $25,000 that totaled $36,000 and there was a recovery from one borrower totaling $169,000. Also during 2011, there were 15 real estate loan charge-offs individually exceeding $25,000 with the largest being $335,000, and others including $308,000, $120,000, $112,000, and $100,000. There were two individual recoveries over $25,000 in the real estate loan category during 2011 totaling $519,000 and $66,000. There were no consumer loan charge-offs or recoveries that individually exceeded $25,000 during 2011. During 2012, there were no commercial loan charge-offs or recoveries exceeding $25,000. Also during 2012, there were 15 real estate loan charge-offs individually exceeding $25,000 with the largest being $150,000, and others including $83,000, $65,000, and two each of $59,000. There were no recoveries over $25,000 in the real estate loan category during 2012. There were no consumer loan charge-offs or recoveries that individually exceeded $25,000 during 2012. During 2013, there were no commercial loan charge-offs or recoveries exceeding $25,000, five real estate charge-offs exceeding $25,000 (with the largest charge-off being $159,000 and the aggregate being $305,000), and one consumer loan charge-off of $29,000. There were no other individual charge-offs or recoveries exceeding $25,000 during 2013. There were no lease financing charge-offs or recoveries in any of the years presented.

The Corporation recognized a provision for loan losses of $275,000 for the year ended December 31, 2013. The decrease in the provision for loan losses in 2013, as compared to 2012, was due to a decrease in the level of specifically analyzed loans in 2013, as compared to 2012, and a reduction in net loan charge-offs of $420,000. The Bank will continue to monitor the credit quality of its entire loan portfolio to maintain the allowance for loan losses at an appropriate level.

The following table allocates the allowance for loan losses for the periods indicated to each loan category. The allowance has been allocated to the categories of loans noted according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred based on specific credit analyses:

	December 31, 2013		December 31, 2012
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans

	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial, and agricultural	$ 456	9.3%	$ 621	11.0%
Real estate – mortgage	2,885	81.7%	3,315	82.2%
Real estate – construction	464	2.5%	184	1.1%
Consumer	164	5.8%	127	4.8%
Credit card and other	73	.7%	78	.9%

	$4,042	100.0%	$4,325	100.0%

	December 31, 2011		December 31, 2010
	Allowance	Percentage of loans to total loans	Allowance	Percentage of loans to total loans

	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial, and agricultural	$ 615	9.6%	$ 542	7.4%
Real estate – mortgage	3,831	84.1%	3,906	86.7%
Real estate – construction	179	1.7%	347	1.4%
Consumer	84	3.7%	85	3.6%
Credit card and other	69	.9%	75	.9%

	$4,778	100.0%	$4,955	100.0%

	December 31, 2009
	Allowance	Percentage of loans to total loans

	(Dollars in thousands)

Commercial, financial, and agricultural	$ 526	8.4%
Real estate – mortgage	3,649	85.2%
Real estate – construction	72	1.8%
Consumer	115	3.8%
Credit card and other	71	.8%

	$4,433	100.0%

The Bank decreased its allowance for loan losses to $4,042,000 at December 31, 2013, from $4,325,000 at December 31, 2012. There were specific reserves of $437,000 on individual credits at December 31, 2013. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance.

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

The following sets forth the carrying amount of securities at December 31, 2013, 2012, and 2011:

	December 31,
	2013	2012	2011

	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations (1)	$153,465	$131,990	$137,244
Obligations of states and political subdivisions (2)	98,657	105,881	87,688
Other securities (2)	5,387	4,524	4,194

	$257,509	$242,395	$229,126

(1)	There were no holdings of U.S. Treasury securities at December 31, 2013, 2012, or 2011.

(2)	There were no securities of any single “issuer” where the aggregate carrying amount of such securities exceeded ten percent of stockholders’ equity.

The following sets forth the maturities of securities at December 31, 2013 and the weighted average yields of such securities:

	Maturing
	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations	$23,321	.63%	$114,046	2.21%	$15,397	2.70%	$ 701	5.68%
Obligations of states and political subdivisions (1)	5,066	3.37%	22,631	3.26%	58,319	3.18%	12,641	2.72%

Total (2)	$28,387	1.12%	$136,677	2.20%	$73,716	3.07%	$13,342	2.86%

(1)	Weighted average yields on non-taxable obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

(2)	Excludes equity investments of $5,387,000 which have no stated maturity.

DEPOSITS AND BORROWINGS

General. Deposits have traditionally been the Bank’s primary funding source for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest and principal repayments on loans and income from other earning assets. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate in response to economic conditions and interest rates. The Bank has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs. At December 31, 2013, the Bank did not have any federal funds purchased, out of the $17,000,000 available under such lines of credit.

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2013, the Bank had $24,577,000 in retail repurchase agreements.

Neither the Corporation nor the Bank had any capital lease obligations as of December 31, 2013. The Bank had future operating lease obligations totaling $85,000 at December 31, 2013, related to the following lease arrangements: the Port Clinton banking center located in a retail supermarket in the Knollcrest Shopping Center, an ATM site north of Fremont, a loan production office in Perrysburg Ohio, and an ATM and Night Drop box in two separate locations on the Put In Bay Islands. Additionally, the Bank had various future operating lease obligations aggregating $47,000 at December 31, 2013, for photocopying and mail processing equipment.

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

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits for 2013, 2012, and 2011 as set forth in the following table:

	2013		2012		2011
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid

	(Dollars in thousands)

Non-interest bearing demand deposits	$102,355	-	$ 87,396	-	$ 68,977	-
Interest-bearing demand deposits	95,840	.07%	82,390	.08%	66,335	.07%
Savings, including Money Market, deposits	183,372	.13%	168,352	.19%	133,603	.28%
Time deposits	155,904	.84%	178,121	1.09%	131,081	1.67%

Total	$537,471		$516,259		$399,996

Maturities of time deposits of $100,000 or more outstanding at December 31, 2013 were as follows (dollars in thousands):

3 months or less	$ 8,991
Over 3 through 6 months	6,385
Over 6 through 12 months	7,530
Over 12 months	36,154

Total	$59,060

Borrowings. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds as needed to meet daily liquidity needs. As a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) since 1993, the Bank is authorized to obtain advances from the FHLB provided certain credit standards are met. The Bank had $10,276,000 in FHLB advances outstanding at December 31, 2013 and had an additional borrowing capacity of $43,033,000.

The following table sets forth the maximum month-end balance for the Bank’s outstanding short-term borrowings (i.e., federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest rates, for 2013, 2012, and 2011:

	2013	2012	2011

	(Dollars in thousands)

Balance at year-end	$24,577	$32,344	$40,861

Maximum balance at any month-end during the period	24,577	32,344	40,861

Average balance	17,192	23,552	23,432

Weighted average interest rate	.09%	.12%	.19%

The following sets forth the maximum month-end balance for the Bank’s outstanding long-term borrowings (i.e., FHLB advances and a note payable to a correspondent bank), along with the average aggregate balance and weighted average interest rates, for 2013, 2012, and 2011:

	2013	2012	2011

	(Dollars in thousands)

Balance at year-end	$14,346	$15,199	$18,500

Maximum balance at any month-end during the period	14,922	18,500	30,500

Average balance	14,826	18,015	20,075

Weighted average interest rate	3.86%	4.07%	3.44%

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

The Bank monitors its interest rate risk through a sensitivity analysis, which strives to measure potential changes in future earnings and the fair values of its financial instruments that could result from hypothetical changes in interest rates. The first step in this analysis is to estimate the expected cash flows from the Bank’s financial instruments using the interest rates in effect at December 31, 2013. To arrive at fair value estimates, the cash flows from the Bank’s financial instruments are discounted to their approximated present values. Hypothetical changes in interest rates are applied to those financial instruments, and the cash flows and fair value estimates are then simulated. When calculating the net interest income estimations, hypothetical rates are applied to the financial instruments based upon the assumed cash flows. The Bank applies interest rate “shocks” to its financial instruments of 100, 200, 300, and 400 basis points (1%, 2%, 3%, and 4%) up and down for its net interest income, and 200 basis points (2%) up and down for the value of its equity. However, because interest rates were below 1.0% at December 31, 2013, the sensitivity analysis could not be performed with respect to a negative 200, 300, and 400 basis point changes in market rates.

The following table presents the potential sensitivity in the Bank’s annual net interest income to 100, 200, 300, and 400 basis-point changes in market interest rates and the potential sensitivity in the present value of the Bank’s equity if a sudden and sustained 200 basis-point change in market interest rates occurred (dollars in thousands):

	December 31, 2013
	Change in Dollars ($)	Change in Percent (%)

Annual Net Interest Income Impact
For a Change of +100 Basis Points	(904)	(1.7)
For a Change of - 100 Basis Points	740	1.4
For a Change of +200 Basis Points	(555)	(1.1)
For a Change of - 200 Basis Points	N/A	N/A
For a Change of +300 Basis Points	(939)	(1.8)
For a Change of - 300 Basis Points	N/A	N/A
For a Change of +400 Basis Points	(1,398)	(2.7)
For a Change of - 400 Basis Points	N/A	N/A

Impact on the Net Present Value of Equity
For a Change of +200 Basis Points	6,388	3.3
For a Change of - 200 Basis Points	N/A	N/A

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

The following table sets forth, for the years ended December 31, 2013, 2012, and 2011, the distribution of assets, liabilities, and stockholders’ equity, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

	2013			2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

	(Dollars in thousands)
Assets

Interest-earning assets:
Loans (1) (2)	$331,291	$16,713	5.04%	$306,343	$16,797	5.48%	$286,576	$16,632	5.80%
Taxable securities	143,863	1,578	1.10%	156,354	1,231	.79%	98,876	2,724	2.75%
Non-taxable securities (3)	98,039	3,137	3.20%	93,521	3,006	3.21%	64,809	2,254	3.48%
Interest-earning deposits	9,777	28	.39%	8,188	25	.31%	7,327	12	.16%

Total interest-earning assets (4)	582,970	21,456	3.68%	564,406	21,059	3.73%	457,588	21,622	4.73%

Non-interest-earning assets:
Cash and due from banks	15,656			17,524			14,638
Unrealized gains on securities	4,759			8,461			3,389
Bank premises and equipment, net	7,493			7,824			6,568
Other assets	33,632			33,986			28,964
Less allowance for loan losses	(4,167)			(4,010)			(4,729)

Total	$640,343	$21,456		$628,191	$21,059		$506,418	$21,622

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	$279,212	$ 302	.11%	$250,742	$ 376	.15%	$199,938	$ 425	.21%
Time Deposits	155,904	1,303	.84%	178,121	1,947	1.09%	131,081	2,195	1.67%
Federal funds purchased and securities sold under repurchase agreements	17,193	16	.09%	23,552	29	.12%	23,432	44	.19%
Borrowed funds	14,825	573	3.86%	18,015	734	4.07%	20,075	691	3.44%

Total interest-bearing liabilities	467,134	2,194	.47%	470,430	3,086	.90%	374,526	3,355	.90%

Non-interest-bearing liabilities:
Demand deposits	102,355			87,396			68,977
Other liabilities	3,450			4,935			3,294

Total non-interest-bearing liabilities	105,805			92,331			72,271

Stockholders’ equity:
Stockholders’ equity	62,645			56,969			56,232
Unrealized gains on securities	4,759			8,461			3,389

Total stockholders’ equity	67,404			65,430			59,621

Total	$640,343	$2,194		$628,191	$3,086		$506,418	$3,355

Net interest income		$19,262			$17,973			$18,267

Net yield on interest-earning assets			3.30%			3.18%			3.99%

(1)	Included in loan interest income are loan fees of $676 in 2013, $717 in 2012, and $447 in 2011 (in thousands).

(2)	Non-accrual loans are included in loan totals and do not have a material impact on the analysis presented.

(3)	Interest and yield for non-taxable securities have not been tax-effected for the 34% exception for federal income taxes.

(4)	Excludes unrealized gains on taxable and non-taxable securities.

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate:

	2013 compared to 2012 Increase (decrease) due to volume/rate (1)			2012 compared to 2011 Increase (decrease) due to volume/rate (1)
	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)

Interest income:
Loans receivable	$1,313	$(1,397)	$(84)	$1,112	$(947)	$165
Taxable securities	(106)	453	347	1,076	(2,569)	(1,493)
Non-taxable securities	145	(14)	131	934	(182)	752
Interest bearing deposits	4	(1)	3	1	12	13

Total interest-earning assets	1,356	(959)	397	3,123	(3,686)	(563)

Interest expense:
Savings, NOW, and Money Market deposits	40	(114)	(74)	93	(142)	(49)
Time deposits	(223)	(421)	(644)	648	(896)	(248)
Federal funds purchased and securities sold under repurchase agreements	(7)	(6)	(13)	0	(15)	(15)
Borrowed funds	(126)	(35)	(161)	(76)	119	43

Total interest-bearing liabilities	(316)	(576)	(892)	665	(934)	(269)

Net interest income	$1,672	$(383)	$1,289	$2,458	$(2,752)	$(294)

(1)	The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.

The ratio of net income to daily average total assets and average stockholders’ equity, and certain other ratios, for the periods noted are as follows:

	Year ended December 31,
	2013	2012	2011

Percentage of net income to:
Average total assets	.69%	.77%	.94%
Average stockholders’ equity	6.60%	7.40%	7.97%

Percentage of cash dividends declared per common share to net income per common share -basic	49.61%	44.29%	45.07%

Percentage of average stockholders’ equity to average total assets	10.53%	10.42%	11.77%

COMPETITION

The Bank faces intense competition in its market areas. The Bank competes for commercial and individual deposits and/or loans with other commercial banks in Huron, Lucas, Ottawa, Sandusky, Seneca, and Wood counties in Northwestern Ohio, as well as with savings and loan associations in the trade area, credit unions, brokerage firms, mutual funds, and loan production offices and other financial units of non-local bank holding companies. Many competitors of the Bank have substantially greater resources and lending limits and can offer services that the Bank does not or cannot provide. The primary factors in competing for loans are interest rates charged and overall services provided to borrowers, while the primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience, hours of facilities, and quality of service provided to depositors. The Bank focuses on personalized service, convenience of facilities, pricing of products, community stature, and its local ownership and control in meeting its competition.

SUBSIDIARY ACTIVITIES

The Corporation’s only subsidiary is the Bank. The Bank’s only subsidiary is Croghan Insurance, which engages in activities related to the sale of insurance and, as a licensed insurance agency, receives commissions from insurance sales.

EMPLOYEES

As of December 31, 2013, the Corporation and its subsidiaries employed 174 full-time employees and 35 part-time employees. The Corporation and its subsidiaries believe that relations with its employees are excellent. The Corporation and its subsidiaries provide a variety of benefits to full-time employees, including health, disability, and life insurance benefits.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted into law on July 21, 2010. The Dodd-Frank Act is significantly changing the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on the Corporation will not be known for months and even years. The following summarizes significant aspects of the Dodd-Frank Act that may affect the Corporation and the Bank:

—	a new Consumer Financial Protection Bureau has been established with broad powers to adopt and enforce consumer protection regulations;

—	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

—	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000 and non-interest-bearing transaction accounts have unlimited insurance through December 31, 2012;

—	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

—	public companies in all industries are or will be required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation;

—	new capital regulations for bank holding companies have been adopted, which will impose stricter requirements, and any new trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

—	new corporate governance requirements applicable generally to all public companies in all industries require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors, and to make additional disclosures in proxy statements with respect to compensation matters.

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

The following sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio, and Leverage Ratio for the Corporation and the Bank at December 31, 2013:

	At December 31, 2013
	Corporation		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Tier 1 risk-based	$56,036	11.0%	$59,574	11.8%
Minimum capital requirement	20,339	4.0	20,277	4.0

Excess	$35,697	7.0%	$39,297	7.8%

Total risk-based	$60,078	11.8%	$63,616	12.6%
Minimum capital requirement	40,678	8.0	40,555	8.0

Excess	$19,400	3.8%	$23,061	4.6%

Leverage ratio	$56,036	8.6%	$59,574	9.1%
Minimum capital requirement	26,089	4.0	26,075	4.0

Excess	$29,947	4.6%	$33,499	5.1%

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

The Bank’s capital levels at December 31, 2013 met the standards for the highest level, a “well capitalized” institution.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which proposed new capital requirements for banking organizations. On July 2, 2013, the Federal Reserve Board adopted a final rule implementing a revised capital framework based in part on the Basel III capital standards and, on July 9, 2013, the Office of the Comptroller of the Currency also adopted a final rule and the FDIC adopted an interim final rule implementing a revised capital framework based in part on the Basel III capital standards. The rule will not begin to phase in until January 1, 2014 for larger institutions and January 1, 2015 for smaller, less complex banking organizations such as the Corporation. The rule will be fully phased in by January 1, 2019.

The implementation of the final rule will lead to higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Specifically, the rule imposes the following minimum capital requirements on federally insured financial institutions: (1) a new minimum common equity tier 1 capital to risk-weighted assets ratio of 4.5%; (2) a leverage capital ratio of 4%; (3) a tier 1 risk-based capital ratio of 6%; and (4) a total risk-based capital ratio of 8%. Under the rule, common equity generally consists of common stock, retained earnings and limited amounts of minority interests in the form of common stock. In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the rule requires insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above its minimum risk-based capital requirements. The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. The rule will also revise the regulatory agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity. Until the rule is fully phased in, we cannot predict the ultimate impact it will have upon the financial condition or results of operations of the Corporation.

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

FDIC DEPOSIT INSURANCE

The FDIC is an independent federal agency which insures the deposits of federally-insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The deposits of the Bank are subject to the deposit insurance assessments of the FDIC. Under the FDIC’s deposit insurance assessment system, the assessment rate for any insured institution may vary according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that poses a serious threat to the insurance fund and may initiate enforcement actions against a bank, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may also terminate the deposit insurance of any institution that has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, order or condition imposed by the FDIC.

On February 7, 2011, the FDIC approved a final rule that changed the deposit insurance assessment base, as required by the Dodd-Frank Act. As adopted, the final rule changed the deposit insurance assessment base from domestic deposits to average assets minus average tangible equity. In addition, the final rule also adopted a new large-bank pricing assessment scheme and established a target size for the Deposit Insurance Fund. The final rule went into effect beginning with the second quarter of 2011.

FRB RESERVE REQUIREMENTS

For 2013, FRB regulations required depository institutions to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to and including $79,500,000 (subject to an exemption for the first $12,400,000 of net transaction accounts), and of 10% of net transaction accounts in excess of $79,500,000. For 2014, the applicable threshold for net transaction accounts have been increased by the FRB to $89,000,000 (subject to an exemption for the first $13,300,000 of net transaction accounts).

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

SEC REGULATION

Through the third quarter of 2012, the Corporation was an SEC-reporting company and filed reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, with the SEC under the Exchange Act. The Corporation was also required to comply with regulations governing proxy solicitations and certain shareholders were required to file security ownership reports. In April 2012, the JOBS Act was signed into law and amended Sections 12(g) and 15(d) of the Exchange Act to increase the holders of record threshold for banks and bank holding companies to terminate the proxy solicitation and security ownership reports and to suspend their obligations to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. With respect to the Corporation, the JOBS Act increased the holder of record threshold from 300 to 1,200. Because the Corporation had fewer than 700 holders of record of its common shares at the time of the adoption of the JOBS Act, the Corporation became eligible to suspend and terminate those obligations. Due to the expense associated with preparing and filing periodic reports with the SEC and the historically low trading volume of the

Corporation’s common shares, among other reasons, the Board of Directors of the Corporation approved deregistration of the Corporation’s common shares under Section 12(g) of the Exchange Act and the suspension of the Corporation’s reporting obligations under Section 15(d) of the Exchange Act during the fourth quarter of 2012. The Corporation subsequently filed with the SEC Form 15 on November 13, 2012 to terminate the registration of its common shares under Section 12(g) and Form 15 on March 27, 2013 to suspend its reporting obligations under Section 15(d).

Because the common shares issued to shareholders of Indebancorp in the merger that was completed in December 2013 were being registered with the SEC pursuant to a Registration Statement on Form S-4, the Corporation was required to recommence filing reports with the SEC under Section 15(d) of the Exchange Act beginning with the filing of the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2013. The Corporation’s obligation to file reports under Section 15(d) of the Exchange Act continues through the filing of this Annual Report on Form 10-K for the fiscal year ending December 31, 2013 (which is the year in which the Registration Statement on Form S-4 became effective) and will then automatically terminate because the Corporation had fewer than 1,200 holders of record as of the first day of the 2014 fiscal year. As a result, the Corporation intends to suspend its reporting obligations under Section 15(d) of the Exchange Act following the filing of this Annual Report on Form 10-K.

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

The Corporation’s lending and deposit gathering activities are concentrated in Huron, Lucas, Ottawa, Sandusky, Seneca and Wood Counties in Northwest Ohio. The Corporation’s success has and will continue to depend on the general economic conditions in Northwest Ohio, particularly given that a significant portion of the Corporation’s lending relates to real estate located in this area. Real estate values in these Ohio communities have been negatively impacted by the recent economic crisis. Although there has been some improvement recently in some economic measures, including home prices and unemployment rates in Ohio, adverse changes in the economic conditions in the Northwest Ohio markets could impair the Corporation’s ability to collect payments on loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, increase devaluations recognized within the Corporation’s OREO portfolio, decrease the demand for the Corporation’s products and services and decrease the value of collateral for loans, especially real estate values, which could have a material adverse effect on the Corporation’s financial condition, results of operations and cash flows.

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

The capital and credit markets have been experiencing unprecedented levels of volatility since 2008. As a consequence of the U.S. economic recession, business activity across a wide range of industries has faced serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly. A sustained weakness or weakening in business and economic conditions generally or specifically in the markets in which the Corporation does business could have one or more of the following adverse effects on its businesses:

—	A decrease in the demand for loans and other products and services offered by the Corporation.

—	An impairment of certain intangible assets, such as goodwill.

—	An increase in the number of clients who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Corporation. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.

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

There is a limited trading market for the Corporation’s common shares, thus the ability to sell or purchase the Corporation’s common shares may be limited.

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

Changes in tax laws could adversely affect the Corporation’s results of operations.

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

The Corporation may be the subject of litigation, which could result in legal liability and damage to its business and reputation.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

The Corporation neither owns nor leases any properties. The principal offices of the Corporation, the Bank, and Croghan Insurance are located at 323 Croghan Street, Fremont, Ohio. In addition, the Bank operates 15 banking centers, including one in Bellevue, one in Clyde, one in Curtice, four in Fremont, one in Green Springs, one in Monroeville, one in Norwalk, one in Oak Harbor, one in Oregon, one in Port Clinton, and two in Tiffin, Ohio. The Bank also operates a Loan Production Office in Perrysburg, Ohio. The Bank’s operations center is also located in Fremont, Ohio. With the exception of the Port Clinton banking center, located in a retail supermarket in the Knollcrest Shopping Center, Perrysburg office, an ATM site north of Fremont, and two ATM night deposits on the Put In Bay Islands, which are leased, all other premises are owned by the Bank.

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

ITEM 4. Mine Safety Disclosures

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and

Issuer Purchases of Equity Securities

The Corporation’s common shares are quoted on the OTC Bulletin Board under the symbol “CHBH”. There were approximately 998 holders of record of the Corporation’s common shares as of February 28, 2014.

The other information required by Items 201(a), 201(b) and 201(c) of SEC Regulation S-K is contained in (a) Financial Statement Note 19, captioned “REGULATORY MATTERS,” on pages 51 through 52 of the 2013 Annual Report to Shareholders, (b) the section captioned “DIVIDEND RESTRICTIONS”, in Item 1 of Part 1 of this Annual Report on Form 10-K, and (c) the section captioned “MARKET PRICE AND DIVIDENDS ON COMMON SHARES” on page 5 of the 2013 Annual Report to Shareholders, and each of (a), (b) and (c) is incorporated herein by reference.

The Corporation did not repurchase any of its common shares during 2012 or 2013.

ITEM 6. Selected Financial Data

The information required by this Item 6 is contained under the caption “FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA” on page 6 of the 2013 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

The information required by this Item 7 is contained under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 7 through 21 of the 2013 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item 7A is contained in the discussion of interest rate sensitivity included in the section captioned “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - INTEREST RATE RISK”, beginning on page 19 of the 2013 Annual Report to Shareholders and is incorporated herein by reference, and in the section captioned “ASSET/LIABILITY MANAGEMENT” in Item 1 of Part I of this Form 10-K. In addition, discussions of the Corporation’s contractual obligations, contingent liabilities and commitments, and off-balance sheet arrangements is included in the section captioned “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS” on page 20 of the 2013 Annual Report to Shareholders, and in Financial Statement Note 18, captioned “FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” on page 51 of the 2013 Annual Report to Shareholders, and both are incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The following consolidated financial statements (and reports thereon) are set forth on pages 23 through 59 of the 2013 Annual Report to Shareholders and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2013 and 2012
Consolidated Statements of Operations – Years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements

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

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of Croghan Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles. Internal control over financial reporting of Croghan Bancshares, Inc. and its subsidiary (the “Corporation”) includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

With the supervision and participation of our President and Chief Executive Officer and our Treasurer, management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth for effective internal control over financial reporting as described in the “Internal Control Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Corporation’s system of internal control over financial reporting is effective as of December 31, 2013.

This Annual Report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to applicable rules and regulations.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following sets forth information concerning each director of the Corporation (including each director nominated for re-election as a director of the Corporations at the 2014 Annual Meeting of Shareholders to be held on May 13, 2014). Unless otherwise indicated, each person has held his or her principal occupation for more than five years. All directors of the Corporation also serve as members of the Board of Directors of the Bank.

Board Nominations

The following sets forth information, as of the date of this Proxy Statement, concerning each Board nominee for election as a director of the Corporation. Unless otherwise indicated, each person has held his or her principal occupation for more than five years. All directors of the Corporation also serve as members of the Board of Directors of the Bank.

Name	Age	Position(s) Held with the Company and the Bank and Principal Occupation(s)	Director of the Company Continuously Since	Nominee for Term Expiring In

John J. Caputo	67	Semi-Retired, Co-Owner/Vice President of Jack Bradley Realty Company located in Ottawa County since 1976 and operating in Sandusky County since 1990. Mr. Caputo was elected as a director of the Company and the Bank upon the closing of the merger of Indenbancorp with and into the Company on December 6, 2013.	2013	2017

James C. Dunn	67	Co-Owner of Dunn Chevrolet Buick located in Oregon, Ohio. Mr. Dunn was elected as a director of the Company and the Bank upon the closing of the merger of Indenbancorp with and into the Company on December 6, 2013.	2013	2016

Claire F. Johansen	60	Owner of Lane of Dreams Farm LLC, an equestrian training center located in Tiffin, Ohio.	2000	2017

Rick M. Robertson	61	President and Chief Executive Officer of the Company and the Bank since September 2010. Previously served as Executive Vice President and Chief Banking Officer at ViewPoint Bank headquartered in Plano, Texas, from February 2006 to August 2010, and served as Chairman at ViewPoint Bankers Mortgage, Inc., a wholly-owned subsidiary of ViewPoint Bank, from September 2007 to August 2010.	2010	2017

Gary L. Zimmerman	67	Owner and Partner of Swint-Reineck Company, a real estate holding company located in Fremont, Ohio. Formerly Owner and President of Swint-Reineck Hardware, Inc.	1991	2017

Continuing Directors

The following sets forth information, as of the date of this Proxy Statement, concerning the current directors whose terms will continue after the Annual Meeting. Unless otherwise indicated, each person has held his principal occupation for more than five years. All directors of the Company also serve as members of the Board of Directors of the Bank.

Name	Age	Position(s) Held with the Company and the Bank and Principal Occupation(s)	Director of the Company Continuously Since	Term Expires In

Michael D. Allen Sr.	68	Executive Vice President and General Manager of International Metal Hose Company, a manufacturer of flexible conduit and metal tubing located in Bellevue, Ohio.	2002	2015

James E. Bowlus	65	President and Treasurer of Fremont Candy & Cigar Inc., located in Fremont, Ohio. Lead Independent Director of the Company and the Bank since October 2010.	2000	2016

James R. Faist	66	Retired in 2011 as Vice President of Finance of Crown Battery Manufacturing Company located in Fremont, Ohio.	2007	2016

Stephen A. Kemper	74	Owner and President of Kemper Iron and Metal Company, a recycler and scrap processor located in Bellevue, Ohio.	1996	2015

Daniel W. Lease	65	Vice President of Administration and CFO of WT Holdings LCC, a manufacturing holding company located in Cabot, Pennsylvania. Formerly President of KL&L, Inc., a refractory construction company located in Braddock, Pennsylvania. Formerly Vice President of Administration and CFO of Whetstone Technology, LLC, a refractory products manufacturer located in Cabot, Pennsylvania.	1994	2016

Thomas W. McLaughlin	61	Vice President of Underground Utilities, Inc., a construction company located in Monroeville, Ohio.	2006	2015

Allan E. Mehlow	59	Chief Financial Officer of The Mosser Group/WMOG Inc. located in Fremont, Ohio.	2000	2016

The following are the executive officers of the Company and the Bank, all of whom are elected annually and serve at the pleasure of the Board of Directors of the Corporation and the Bank.

Name	Age	Position and Business Background

Charles T. Barteck	51

Mr. Barteck is Vice President and Retail Sales Manager of the Bank and has served in such position since December 2011. He previously served as President/Owner of Buckeye Land Title LTD in Genoa, Ohio from 2009 to 2011. Prior to joining Buckeye Land Title LTD, he served as Vice President of Commercial Lending from 2007 to 2009 and 2000 to 2004 at Genoa Banking Company. He also served as Vice President of Retail at Genoa Banking Company from 2004 to 2007.

Stacy A. Cox	46

Ms. Cox is Senior Vice President and Chief Operations Officer of the Bank and has served is such position since September 2011. She previously served as Vice President of Core Banking Operations and Information Technology at First National Bank in Omaha, Nebraska from September 2008 to September 2011. Prior to joining First National Bank Omaha, she worked at Huntington National Bank (Sky Financial Group) from 1992 until 2008 as Senior Vice President.

Thomas J. Elder Jr.	66

Mr. Elder was Executive Vice President/Chief Lending Officer of the Bank until his retirement on July 26, 2013. He had served in such position since May 2010. He joined the Bank in February 2003 and served as Senior Vice President/Chief Lending Officer of the Bank from May 2008 to May 2010, and as Vice President/Chief Lending Officer of the Bank from October 2003 to May 2008. He had also served as Vice President of the Corporation since July 2006.

Barry F. Luse	61

Mr. Luse is Senior Vice President & Trust Officer of the Bank and has served in such position since May 2010. He joined the Bank in 1990 and served as Trust Officer of the Bank from 1990 to 1993, as Vice President/Trust Officer of the Bank from 1993 to 2009, and as Vice President/Senior Trust Officer of the Bank from May 2009 to May 2010. He has also served as Secretary of the Corporation since March 2001. Mr. Luse is a lawyer and has been a member of the Ohio Bar since 1983.

Kendall W. Rieman	43	Mr. Rieman is Executive Vice President and Chief Financial Officer of the Bank and has served in such position since September 2011. He joined the Bank in 2006 and served as Vice President and Chief Financial Officer/Chief Operations Officer of the Bank from June 2006 to May 2010, as Senior Vice President and Chief Financial Officer/Chief Operations Officer of the Bank from May 2010 to January 2011, and as Executive Vice President and Chief Financial Officer/Chief Operations Officer of the Bank from January 2011 to September 2011. He has also served as Treasurer of the Corporation since July 2006.

Rick M. Robertson	61

Mr. Robertson is President and Chief Executive Officer of the Corporation and the Bank and has served in such position since September 2010. Before joining the Corporation and the Bank, Mr. Robertson served as Executive Vice President and Chief Banking Officer of ViewPoint Bank headquartered in Plano, Texas, from February 2006 until August 2010, and served as Chairman of ViewPoint Bankers Mortgage, Inc., a wholly-owned subsidiary of ViewPoint Bank, from September 2007 until August 2010. Prior to joining ViewPoint Bank, Mr. Robertson worked for Key Bank as Michigan District President from February 2002 until February 2006.

Daniel N. Schloemer	57

Mr. Schloemer is Senior Vice President and Chief Lending Officer of the Bank and has served in such position since July 2013. He joined the Bank in 2002 and has served as Vice President and Commercial Loan Officer from 2002 to 2011 and as Senior Vice President and Commercial Loan Officer from 2011 to 2013.

Compliance With Section 16(a) of the Exchange Act

Not applicable – The Corporation does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Nominating Procedures for Directors

The Corporation does not currently have a separate nominating committee of the Board of Directors. Instead, all of the independent directors of the Corporation meet in executive session to consider and recommend nominees for election or re-election to the Board of Directors of the Corporation. The Board of Directors believes that the independent directors as a group are able to perform the nominating functions in a fair and impartial manner. As a result, the Board of Directors believes it is unnecessary to create a separate nominating committee at this time.

The independent directors consider nominees proposed by shareholders of the Corporation in the same manner as nominees proposed by the Board of Directors. Section 2.04 of the Regulations prescribes the method by which a shareholder may nominate a candidate for election to the Board of Directors. Nominations for the election of directors at an annual meeting, other than those made by or on behalf of the existing Board of Directors of the Corporation, must be made in writing and must be received by the Secretary of the Corporation on or before the December 31st immediately preceding the annual meeting, or within a reasonable time as determined by the Board of Directors. Such notification must contain the following information:

—	The name, age, business or residence address of each nominee;

—	The principal occupation or employment of each nominee;

—	The number of common shares of the Corporation owned beneficially and/or of record by each nominee; and

—	The length of time each nominee has owned such shares.

Audit Committee

The Board of Directors of the Corporation has an Audit Committee that is comprised of Michael D. Allen Sr., Daniel W. Lease, and Thomas W. McLaughlin (Chair).

The Board of Directors of the Corporation has determined that each of Messrs. Lease and McLaughlin qualifies as an “audit committee financial expert” as defined in SEC rules. Mr. Lease has been a Certified Public Accountant since 1976, has served as Chief Financial Officer of Whetstone Technology, LLC since 2001, and served as President and Chief Executive Officer of Wahl Refractories, Inc. prior to 2001. Mr. McLaughlin has been a Certified Public Accountant since 1976, has served as Vice President and Chief Financial Officer of Underground Utilities, Inc. since December 2005, and practiced in the public accounting profession for more than 30 years prior to joining Underground Utilities, Inc.

Code of Ethics

The Corporation has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that is applicable to all employees of the Corporation and the Bank, including the Corporation’s principal executive officer and principal financial officer. The Code of Ethics is included in Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11. Executive Compensation

Compensation of Directors

During the 2013 fiscal year, each director of the Corporation received a fee of $900 for attendance at each meeting of the Board of Directors of the Bank and a fee of $450 for attendance at each committee meeting. Each chair of a committee of the Board of Directors received an additional fee of $100 for attendance at each meeting and the Board’s Lead Independent Director receives an additional fee of $100 for attendance at each Board of Directors meeting.

No compensation was paid to directors for attendance at meetings of the Board of Directors of the Corporation in 2013. Directors who are also officers of Corporation or the Bank do not receive compensation for attendance at committee meetings.

The following contains information regarding the compensation awarded or paid to, or earned by, the directors during the 2013 fiscal year.

Director Compensation

Name (1)	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Michael D. Allen Sr.	$26,200.00	$0	$26,200.00
James E. Bowlus (2)	$34,550.00	$0	$34,550.00
John J. Caputo (3)	$0.00	$0	$0.00
James C. Dunn (3)	$900.00	$0	$900.00
James R. Faist	$20,700.00	$0	$20,700.00
Claire F. Johansen	$25,300.00	$0	$25,300.00
Stephen A. Kemper	$25,200.00	$0	$25,200.00
Daniel W. Lease	$19,650.00	$0	$19,650.00
Thomas W. McLaughlin	$23,000.00	$0	$23,000.00
Allan E. Mehlow	$23,400.00	$0	$23,400.00
Gary L. Zimmerman	$18,900.00	$0	$18,900.00

(1)	Rick M. Robertson is not included in the above table because he served as a named executive officer of the Corporation during the 2013 fiscal year, and the fees paid to Mr. Robertson in his capacity as director of the Bank are fully reflected in the Summary Compensation Table below.

(2)	Includes a $5,000 fee paid to Mr. Bowlus in recognition of additional time and effort devoted to the Indebancorp merger transaction.

(3)	John J. Caputo and James C. Dunn were elected as directors of the Corporation and the Bank effective December 6, 2013.

Compensation of Executive Officers

Provided below is an overview of the Corporation’s compensation policies and practices for its executive officers, including named executive officers. The term “named executive officers” refers to the Corporation’s Chief Executive Officer and those other executive officers of the Corporation included in the Summary Compensation Table.

Objectives of Croghan Compensation Programs

The primary objective of the Corporation’s compensation programs is to provide competitive compensation to attract, retain, and motivate qualified employees who will contribute to the long-term success of the Corporation. In furtherance of this objective, the Corporation regularly evaluates the compensation provided to the Corporation’s executive officers to ensure that it remains competitive in relation to the compensation paid to similarly situated executive officers at other financial institutions of comparable size and performance. In addition, the Corporation endeavors to ensure that the compensation provided to the Corporation’s executive officers is internally equitable based upon the skill requirements and responsibilities associated with each executive position.

The Corporation’s compensation programs are designed to reward each executive officer’s job performance and contributions to the Corporation. These factors are generally determined in the subjective judgment of the Corporation’s Compensation Committee for the Chief Executive Officer and with the benefit of performance reviews and salary recommendations by the Chief Executive Officer and the Corporation’s human resources department for other executive officers.

In making compensation decisions, the Compensation Committee places significant emphasis on the Corporation’s performance relative to the Corporation’s industry and peers. The Compensation Committee generally has not considered stock price as an indicator of company performance in making compensation decisions because the price of the Corporation’s common shares is subject to a variety of factors outside of the Corporation’s control.

Components of 2013 Executive Compensation

The following are general components to the annual compensation that the Corporation provides to its executive officers:

—	base salary

—	cash bonuses

—	retirement and death benefits

—	equity-based awards

—	perquisites and other benefits

Base Salary

Base salary represents the primary component of annual compensation paid to the Corporation’s executive officers. When recommending an executive officer’s salary within the pay range established by peer group comparison data, the Corporation’s Compensation Committee primarily considers the executive officer’s job performance and contribution to the objectives of the Corporation. As discussed above, these factors are determined in the subjective judgment of the Compensation Committee for the Chief Executive Officer and with the benefit of performance reviews and salary recommendations by the Chief Executive Officer for other executive officers of the Corporation and the Bank. To a lesser extent, the Compensation Committee also considers local and national economic conditions and future business prospects of the Bank in setting base salary levels.

Cash Bonuses

Effective January 1, 2003, the Bank introduced the “Performance Compensation for STAKEHOLDERS™” program in which all employees, including the named executive officers, participate. Pursuant to this program, employees of the Corporation and the Bank are eligible to receive annual cash bonuses based on the attainment of established company-wide performance goals. These goals focus on four general areas of company performance: growth, profitability, loan quality, and productivity. Performance targets and bonus levels under the program are established at the start of the each fiscal year through a collaborative effort involving management and the Compensation Committee, and are subject to final approval by the Board of Directors. Additionally, the Corporation and the Bank occasionally award discretionary cash bonuses to its executive officers to attract new executive officers, to reward exceptional job performance, or to address special circumstances. Discretionary bonuses are awarded on a limited basis and are not contemplated or anticipated when setting annual compensation for the Corporation’s executive officers.

Equity-Based Awards

The Corporation believes that it is also important to provide compensation which serves as an incentive for pursuing the long-term growth, profitability and financial success of the Corporation. Accordingly, the Board of Directors adopted the Croghan Bancshares, Inc. 2002 Stock Option and Incentive Plan (the “2002 Plan”), which was approved by the shareholders of the Corporation at the 2002 Annual Meeting of Shareholders. The 2002 Plan expired in accordance with its terms in March 2012, as a result of which no further awards may be granted under the 2002 Plan. The Board subsequently adopted the Croghan Bancshares, Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which was approved by the shareholders of the Corporation at the 2012 Annual Meeting of Shareholders.

Perquisites and Other Benefits

The Corporation provides its executive officers with certain perquisites and other benefits that the Compensation Committee believes are reasonable to enable the Corporation to attract and retain qualified executive officers and to promote business development activities by the executive officers in the communities served by the Bank. In accordance with past practice, the Corporation approved cash bonuses in 2013 to reimburse certain executive officers, including certain named executive officers, for the cost of dues to the Fremont Country Club and the Catawba Island Club. The Compensation Committee believes that these perquisites and other benefits are reasonable in amount and consistent with those provided by similarly situated financial institutions in the Corporation’s market area.

The executive officers of the Corporation are eligible to participate in the Bank’s 401(k) Profit Sharing Plan on the same basis as all full-time employees of the Bank. For each executive officer or other employee who participates in the 401(k) Profit Sharing Plan, the Bank matches 50% of contributions up to 6% of the participant’s annual compensation, with a maximum match of 3% of annual compensation. The Corporation may also provide an annual discretionary contribution to the 401(k) Profit Sharing Plan on behalf of executive officers and other employees based upon a Board-established target percentage of employee compensation for those eligible to participate in the plan.

The executive officers of the Corporation are also eligible to participate in all of the employee benefit plans, such as medical, dental, group term life insurance, and disability insurance, which are generally available to all employees of the Corporation and the Bank on a non-discriminatory basis.

SUMMARY COMPENSATION TABLE

The following contains information regarding the compensation earned by the named executive officers of the Corporation during the fiscal years ended December 31, 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus & Non-Equity Incentive Plan Compensation ($) (1)	Stock Awards (2)	All Other Compensation ($)	Total ($)

Rick M. Robertson President and Chief Executive Officer of the Corporation and the Bank	2013 2012	$271,415 (3) $247,570 (5)	$60,000 $41,650	$0 $51,965	$29,051 (4) $24,469 (6)	$360,466 $365,654

Kendall W. Rieman Vice President and Treasurer of the Corporation and Executive Vice President and Chief Financial Officer of the Bank	2013 2012	$156,874 $145,711	$38,824 $16,759	$0 $26,060	$20,042 (7) $16,691 (8)	$215,740 $205,221

Thomas J. Elder Jr. Vice President of the Corporation and Executive Vice President and Chief Lending Officer of the Bank until July 26, 2013	2013 2012	$89,307 $138,027	$15,000 $15,183	$0 $15,605	$7,832 (9) $9,299 (10)	$112,139 $178,114

Stacy A. Cox Senior Vice President and Chief Operating Officer of the Bank	2013 2012	$126,311 $122,635	$35,157 $13,489	$0 $15,605	$10,940 (11) $6,891 (12)	$172,408 $158,620

(1)	Includes discretionary bonuses and non-equity incentive plan compensation paid pursuant to the StakeholdersTM Program.

(2)	Stock awards consist of restricted stock awards granted to employees during the fiscal year ended December 31, 2012 under the 2012 Equity Incentive Plan. Shares awarded in 2012 will vest annually over a five year period, starting April 30, 2013. The dollar value shown in the Stock Awards Column above represent the aggregate grant date fair value computed using the Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation – Stock Compensation.” Grant date fair value for restricted stock is calculated using the closing stock price on the date of grant, which was $31.21 per share for all 2012 grants.

(3)	Includes director fees of $15,300 paid to Mr. Robertson for attendance at meetings of the Board of Directors of the Bank.

(4)	Includes (a) $10,018 reimbursed to Mr. Robertson for the payment of club dues and (b) $9,082 of matching contributions and a $9,951 discretionary contribution made by the Bank to the 401(k) Profit Sharing Plan on behalf of Mr. Robertson.

(5)	Includes director fees of $10,800 paid to Mr. Robertson for attendance at meetings of the Board of Directors of the Bank.

(6)	Includes (a) $7,831 reimbursed to Mr. Robertson for the payment of club dues and (b) $8,411 of matching contributions and $8,227 discretionary contribution made by the Bank to the 401(k) Profit Sharing Plan of behalf of Mr. Robertson.

(7)	Includes (a) $6,139 reimbursed to Mr. Rieman for the payment of club dues and (b) $5,833 of matching contributions and $8,070 discretionary contribution made by the Bank to the 401(k) Profit Sharing Plan on behalf of Mr. Rieman.

(8)	Includes (a) $6,645 reimbursed to Mr. Rieman for the payment of club dues and (b) $4,425 of matching contributions and $5,621 discretionary contribution made by the Bank to the 401(k) Profit Sharing Plan on behalf of Mr. Rieman.

(9)	Includes $3,323 of matching contributions and $4,509 discretionary contribution made by the Bank to the 401(k) Profit Sharing Plan on behalf of Mr. Elder.

(10)	Includes $4,140 of matching contributions and $5,159 discretionary contribution made by the Bank to the 401(k) Profit Sharing Plan on behalf of Mr. Elder.

(11)	Includes $4,794 of matching contributions and $6,146 discretionary contribution made by the Bank to the 401(k) Profit Sharing Plan on behalf of Ms. Cox.

(12)	Includes $2,709 of matching contributions and $4,182 discretionary contribution made by the Bank to the 401(k) Profit Sharing Plan on behalf of Ms. Cox.

Grants of Plan-Based Awards for 2012 Fiscal Year

Under the 2012 plan, the Corporation awarded 5,250 restricted shares to certain employees during the fiscal year ended December 31, 2012. Of the restricted shares awarded, Rick Robertson received 1,665 shares, Kendall Rieman 835 shares, Thomas Elder Jr. 500 shares, and Stacy Cox 500 shares. Shares awarded in 2012 vest annually over a five year period, starting April 30, 2013.

Grants of Plan-Based Awards for 2013 Fiscal Year

No plan-based awards were granted by the Corporation during the 2013 fiscal year.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information regarding the unexercised stock options held by each of the named executive officers as of the end of the 2013 fiscal year. Dollar amounts have been rounded up to the nearest whole dollar.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (2)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market Value of shares or units of stock that have not vested (3)

Rick M. Robertson	5,500	2,750	$24.99	05-09-2021	1,332	$45,621

Kendall W. Rieman	2,750	1,375	$24.99	05-09-2021	668	$22,879

Barry F. Luse	2,750	1,375	$24.99	05-09-2021	400	$13,700

Daniel N. Schloemer	1,374	687	$24.99	05-09-2021	400	$13,700

Stacy A. Cox	--	--			400	$13,700

Charles T. Barteck	--	--			200	$6,850

(1)	All amounts reflect Common Shares of the Corporation underlying stock options granted pursuant to the 2002 Plan.

(2)	Stock options have 10-year terms and vest over a 3-year period. The portion of the stock options that are unexercisable will vest and become exercisable as follows: Provided that the participant has not terminated prior to such date, the option will vest and become exercisable with respect to one-third of the common shares subject to the option on each of the first three anniversaries of the grant date.

(3)	The market value was determined using the closing price of the Corporation’s common shares at the end of fiscal year 2013.

Option Exercises and Restricted Stock Vesting During 2013 Fiscal Year

None of the Corporation’s named executive officers exercised any stock options during the 2013 fiscal year.

Employment Agreement with Rick M. Robertson

On November 9, 2010, the Bank entered into an employment agreement with Rick M. Robertson with respect to Mr. Robertson’s service as President and Chief Executive Officer of the Bank (the “Robertson Agreement”).

The Robertson Agreement provides for an initial term of three years commencing on August 30, 2010. Beginning on August 30, 2011 and each day thereafter, the initial term is automatically extended for one (1) additional day unless either party provides the other with at least 90 days prior written notice that the term will not be extended, such that the term will have a rolling two (2) year term after August 30, 2011.

Pursuant to the Robertson Agreement, Mr. Robertson is entitled to receive an annual base salary of $230,000 that may be adjusted in accordance with the salary administration program in effect for Bank employees generally. Mr. Robertson was eligible to receive a discretionary annual bonus for the period ending December 31, 2010 and is eligible to receive an annual bonus for each period beginning after December 31, 2010 equal to between five percent (5%) and twenty percent (20%) of his annual base salary. The amount of this annual bonus is based on the satisfaction or attainment of mutually acceptable performance goals. Mr. Robertson is entitled to participate in the various employee benefit plans, programs, and arrangements available to other senior officers of the Bank.

If Mr. Robertson’s employment is terminated by the Bank without “cause” (as defined in the Robertson Agreement) or voluntarily terminates his employment for “good reason” (as defined in the Robertson Agreement), Mr. Robertson will be entitled to a payment equal to two times his annual base salary.

If Mr. Robertson’s employment is terminated without cause within twenty-four (24) months following a “change in control” (as defined in the Robertson Agreement), in lieu of any other payment under the Robertson Agreement, Mr. Robertson will be entitled to: (a) two times his annual base salary; (b) a payment equal to 14% of his annual base salary; and (c) a payment equal to his “target” bonus opportunity.

If any payment or distribution to Mr. Robertson under the Robertson Agreement or otherwise would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, the payments and or distributions under the Robertson Agreement or otherwise will be reduced to $1.00 less than the amount which would cause the payments or distributions to be subject to the excise tax.

If, following the termination of Mr. Robertson’s employment other than for cause, the Bank determines that cause to terminate Mr. Robertson existed, Mr. Robertson will forfeit any future rights to payment under the Robertson Agreement and will be required to repay any amounts paid under the Robertson Agreement upon written notice from the Board of Directors of the Bank.

The Robertson Agreement contains non-competition and non-solicitation covenants to prevent Mr. Robertson, during the term of the Robertson Agreement and for twenty-four (24) months thereafter, from competing with the Bank within a 100-mile radius of Fremont, Ohio, or soliciting customers or employees of the Bank to terminate their relationship with the Bank. The Robertson Agreement also contains a nondisclosure covenant that prevents Mr. Robertson from disclosing confidential information.

Employment Agreement with Kendall W. Rieman

On September 10, 2013, the Bank entered into an employment agreement with Kendall W. Rieman with respect to Mr. Rieman’s service as Executive Vice President and Chief Financial Officer of the Bank (the “Rieman Agreement”).

The Rieman Agreement provides for an initial term of two years. Thereafter, the Rieman Agreement will be extended for successive one-year renewal terms unless the Bank’s Board of Directors elects, in its sole discretion, to terminate the agreement by providing written notice of termination to Mr. Rieman not less than 90 days prior to the end of the initial term or then-applicable renewal term.

Pursuant to the Rieman Agreement, Mr. Rieman is entitled to receive an annual base salary of $160,000 that may be adjusted in accordance with the salary administration program in effect for Bank employees generally. Mr. Rieman may be eligible for any incentive bonus payment in each calendar year based on the satisfaction or attainment of performance goals or objectives and such other terms and conditions as the Board of Directors, in its sole discretion, may provide, and the Board of Directors, in its sole discretion, may also elect to provide Mr. Rieman with additional equity compensation. The Rieman Agreement also provides that the Bank will pay or reimburse Mr. Rieman for reasonable initiation fees, assessments and periodic membership dues in connection with establishing a membership at a country club or similar membership and a membership in an appropriate service organization. Mr. Rieman is also entitled to participate in the various employee benefit plans, programs, and arrangements available to other senior officers of the Bank.

If Mr. Rieman’s employment is terminated by the Bank without “cause” (as defined in the Rieman Agreement) or voluntarily terminates his employment for “good reason” (as defined in the Rieman Agreement), Mr. Rieman will be entitled to a payment equal to two times his annual base salary.

If Mr. Rieman’s employment is terminated without cause within twenty-four (24) months following a “change in control” (as defined in the Rieman Agreement), in lieu of any other payment under the Rieman Agreement, Mr. Rieman will be entitled to: (a) two times his annual base salary; (b) a payment equal to 7% of his annual base salary; and (c) a payment equal to his “target” bonus opportunity.

If any payment or distribution to Mr. Rieman under the Rieman Agreement or otherwise would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, the payments and or distributions under the Rieman Agreement or otherwise will be reduced to $1.00 less than the amount which would cause the payments or distributions to be subject to the excise tax.

If, following the termination of Mr. Rieman’s employment other than for cause, the Bank determines that cause to terminate Mr. Rieman existed, Mr. Rieman will forfeit any future rights to payment under the Rieman Agreement and will be required to repay any amounts paid under the Rieman Agreement upon written notice from the Board of Directors of the Bank.

The Rieman Agreement contains non-competition and non-solicitation covenants to prevent Mr. Rieman, during the term of the Rieman Agreement and for twenty-four (24) months thereafter, from competing with the Bank within a 100-mile radius of Fremont, Ohio, or soliciting customers or employees of the Bank to terminate their relationship with the Bank. The Rieman Agreement also contains a nondisclosure covenant that prevents Mr. Rieman from disclosing confidential information.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

Beneficial Ownership Information

As of March 14, 2014, no person or entity beneficially owned more than five percent (5%) of the outstanding common shares of the Corporation.

As of March 14, 2014, the following sets forth certain information concerning the beneficial ownership of common shares by each director of the Corporation, by each person nominated by the Board of Directors for election as a director of the Corporation at the 2014 Annual Meeting of Shareholders, by each of the named executive officers of the Corporation and by all current executive officers and directors of the Corporation as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Michael D. Allen Sr.	6,886	(3)
Charles T. Barteck	14	(3)
James E. Bowlus (4)	35,550	1.57%
John J. Caputo (5)	5,623	(3)
Stacy A. Cox	134	(3)
James C. Dunn (6)	14,824	(3)
James R. Faist (7)	2,500	(3)
Claire F. Johansen	4,330	(3)
Stephen A. Kemper	9,419	(3)
Daniel W. Lease (8)	5,433	(3)
Barry F. Luse (9)	7,587	(3)
Thomas W. McLaughlin	4,817	(3)
Allan E. Mehlow	3,773	(3)
Kendall W. Rieman	5,763	(3)
Rick M. Robertson	8,883	(3)
Daniel N. Schloemer	2,349	(3)
Gary L. Zimmerman	3,920	(3)
All current executive officers and directors as a group (17 persons)	121,805	5.36%

(1)	Unless otherwise noted, the beneficial owner is the owner of record and has sole voting and investment power with respect to all of the common shares and none of the common shares are pledged as security, except for 4,200 common shares held by Mr. McLaughlin which are pledged as security to an unaffiliated financial institution. The mailing address of each of the current executive officers and directors of the Corporation is 323 Croghan Street, Fremont, Ohio 43420.

(2)	The percent of class is based upon the sum of (a) 2,270,729 common shares of the Corporation outstanding on March 14, 2014 and (b) the number of common shares, if any, as to which the named person or group has the right to acquire beneficial ownership upon the exercise of options which are currently exercisable or will become exercisable within 60 days of March 14, 2014.

(3)	Reflects ownership of less than 1% of the outstanding common shares of the Corporation.

(4)	Includes 300 shares owned by Mr. Bowlus’ wife, as to which she exercises sole voting and investment power.

(5)	All shares are held jointly by Mr. Caputo and his wife, as to which they exercise shared voting and investment power.

(6)	Includes 4,793 shares owned by Mr. Dunn’s wife, as to which she exercises sole voting and investment power.

(7)	All shares are held jointly by Mr. Faist and his wife, as to which they exercise shared voting and investment power.

(8)	Includes 4,688 shares owned jointly by Mr. Lease and his wife, as to which they exercise shared voting and investment power.

(9)	Includes 130 shares owned by Mr. Luse’s wife, as to which she exercises sole voting and investment power, and 160 shares owned jointly by Mr. Luse and his wife, as to which they exercise shared voting and investment power.

Equity Plan Information

The following table provides certain information regarding the Corporation’s equity compensation plans as of December 31, 2013.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	28,869	24.99	156,832 (2)

Equity compensation plans not approved by security holders (1)	-	-	-

Total	28,869	24.99	156,832

(1)	The Corporation has no equity compensation plans that have not been approved by the Corporation’s shareholders.

(2)	Represents common shares available for issuance under the 2012 plan. The 2002 Plan expired in March 2012 and no further awards may be granted under the 2002 Plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Pursuant to its Charter, the Corporation’s Audit Committee is responsible for reviewing and overseeing the procedures designed to identify “related party” transactions that are material to the Corporation’s consolidated financial statements or otherwise require disclosure under applicable laws, and the Audit Committee has the authority to approve such “related party” transactions.

During the 2013 and 2012 fiscal years, the Bank entered into banking-related transactions in the ordinary course of business with certain executive officers, directors, and principal shareholders of the Corporation (including certain executive officers of the Bank), members of their immediate families and corporations or organizations with which they are affiliated. It is expected that similar transactions will be entered into in the future. Loans to such persons have been made on substantially the same terms, including the interest rate charged and collateral required, as those prevailing at the time for comparable transactions with persons not affiliated with the Corporation or the Bank. These loans have been, and are presently, subject to no more than the normal risk of collectibility and present no other unfavorable features.

Director Independence

The Board of Directors of the Corporation affirmatively determines whether each director of the Corporation is independent based on the definition of an “independent director” set forth in NASDAQ Marketplace Rule 5605(a)(2). In making this determination, the Board of Directors considered any transactions, relationships, or arrangements between each director (including his or her family members and affiliates) and the Corporation or the Bank, including those described above under “Related Party Transactions.”

Based on these considerations, the Board of Directors has determined that each of the following individuals who served as a director during the 2013 fiscal year qualifies as an “independent director”:

Michael D. Allen Sr.	Claire F. Johansen	Thomas W. McLaughlin
James E. Bowlus	James R. Faist	Allan E. Mehlow
John J. Caputo	Stephen A. Kemper	Gary L. Zimmerman
James C. Dunn	Daniel W. Lease

The Board of Directors has determined that Rick M. Robertson did not qualify as an “independent director” because he serves as President and Chief Executive Officer of the Corporation and the Bank.

ITEM 14. Principal Accountant Fees and Services

In accordance with the Audit Committee Charter and the requirements of the Sarbanes-Oxley Act of 2002 and related SEC rules, all services to be provided by the Corporation’s independent registered public accounting firm are subject to pre-approval by the Audit Committee. This includes audit services, audit-related services, tax services and other services. In some cases, the pre-approval of services is provided by the full Audit Committee. In other cases, the Chair of the Audit Committee has the delegated authority to pre-approve additional services, and such pre-approvals are then communicated to the full Audit Committee. All (100%) of the audit services, audit related services, tax services, and other services provided by the Corporation’s independent registered public accounting firm, CliftonLarsonAllen LLP during 2013 and 2012 were pre-approved by the Audit Committee.

The Sarbanes-Oxley Act and related SEC rules prohibit the Corporation from obtaining certain non-audit services from its auditing firm in order to avoid potential conflicts of interest. The Corporation has not obtained any of these prohibited services from CliftonLarsonAllen LLP since these rules went into effect.

The following lists the fees that the Corporation paid or accrued for the audit and other services provided by CliftonLarsonAllen LLP for the following fiscal years.

	2013	2012

Audit Fees	$102,648	$196,500
Audit-Related Fees	27,100	26,780
Tax Fees	12,575	14,925

Total	$142,323	$238,205

Audit Fees

This category includes the audit of the Corporation’s annual financial statements, review of financial statements included in the Corporations Quarterly Reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and the preparation of the annual “management letter” on internal control matters.

Audit-Related Fees

This category consists of assurance and related services provided by CliftonLarsonAllen LLP that are reasonably related to the performance of the audit or review of the Corporation’s financial statements and are not reported under “Audit Fees.” The services provided by CliftonLarsonAllen LLP under this category include: the annual audit of the Bank’s 401(k) Profit Sharing Plan, including review of the related Form 11-K for 2012; and reporting on the Trust Department and on the suitability of the design and operating effectiveness of its controls for both years.

Tax Fees

This category consists of professional services rendered by CliftonLarsonAllen for tax compliance, tax advice, and tax planning. The services provided by CliftonLarsonAllen LLP under this category include tax return preparation and miscellaneous technical tax advice.

All Other Fees

None

AUDIT COMMITTEE REPORT

In fulfilling its oversight responsibilities with respect to the Corporation’s audited financial statements for the year ended December 31, 2013, the Audit Committee has:

—	reviewed and discussed the Corporations’ audited financial statements with management;

—	discussed with CliftonLarsonAllen LLP, the Corporation’s independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T as currently in effect; and

—	received the written disclosures and the letter from CliftonLarsonAllen LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding CliftonLarsonAllen’s LLP communications with the Audit Committee concerning independence, and has discussed with CliftonLarsonAllen LLP its independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors of the Corporation (and the Board of Directors has approved) that the audited financial statements be included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the SEC.

Submitted by the members of the Audit Committee.

Michael D. Allen Sr., Daniel W. Lease (Chair) and Thomas W. McLaughlin

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements (and reports thereon) are set forth on pages 23 through 59 of the Corporation’s 2013 Annual Report to Shareholders (included as Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2013 and 2012
Consolidated Statements of Operations - Years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the consolidated financial statements or in the notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K:

Exhibit Number	Description	Location

2.1	Agreement and Plan of Merger, dated as of June 20, 2013, by and between Croghan Bancshares, Inc. and Indebancorp	Incorporated herein by reference to Annex A to the Prospectus/Proxy Statement included in the Registration Statement on Form S-4/A of the Registrant filed on September 12, 2013 (File No. 333-190362)

3.1(a)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.1(b)	Certificate of Amendment to Articles of Incorporation of Croghan Bancshares, Inc. as filed with the Ohio Secretary of State on May 12, 2006	Incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20159)

3.2	Amended and Restated Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included in this filing

*10.1	Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-20159)

Exhibit Number	Description	Location

*10.2	Form of Incentive Stock Option Award Agreement to be used in connection with grants under the Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-20159)

*10.3	Croghan Bancshares, Inc. 2012 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of the Registrant filed on August 2, 2013 (File No. 333-190362)

*10.4	Form of Restricted Stock Award Agreement to be used in connection with grants under the Croghan Bancshares, Inc. 2012 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of the Registrant filed on August 2, 2013 (File No. 333-190362)

*10.5	Executive Supplemental Death Benefit Agreement	Incorporated by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

*10.6	Employment Agreement, dated as of November 9, 2010, between The Croghan Colonial Bank and Rick M. Robertson	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2010 (File No. 0-20159)

*10.7	Amendment to Employment Agreement, dated as of July 21, 2011, between The Croghan Colonial Bank and Rick M. Robertson	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 0-20159)

*10.8	Employment Agreement, dated as of September 10, 2013, between The Croghan Colonial Bank and Kendall W. Rieman	Included with this filing

13	2013 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Included with this filing

21	Subsidiaries of the Registrant	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Included with this filing

Exhibit Number	Description	Location

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Included with this filing

101

The following materials from Croghan Bancshares, Inc.’s 2013 Annual Report and incorporated therefrom in Croghan Bancshares, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011; (iii) the Consolidated Statements of Comprehensive Income - Years ended December 31, 2013, 2012, and 2011; (iv) the Consolidated Statements Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011; and (vi) the Notes to Consolidated Financial Statements

Included with this filing

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROGHAN BANCSHARES, INC.

Date: March 28, 2014	/s/ Rick M. Robertson
Rick M. Robertson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated:

Signature	Title(s)

/s/ Rick M. Robertson Rick M. Robertson	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Kendall W. Rieman Kendall W. Rieman	Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Michael D. Allen Sr. Michael D. Allen Sr.	Director

/s/ James E. Bowlus James E. Bowlus	Director

/s/ John J. Caputo John J. Caputo	Director

/s/ James C. Dunn James C. Dunn	Director

/s/ James R. Faist James R. Faist	Director

/s/ Claire F. Johansen Claire F. Johansen	Director

/s/ Stephen A. Kemper Stephen A. Kemper	Director

/s/ Daniel W. Lease Daniel W. Lease	Director

/s/ Thomas W. McLaughlin Thomas W. McLaughlin	Director

/s/ Allan E. Mehlow Allan E. Mehlow	Director

/s/ Gary L. Zimmerman Gary L. Zimmerman	Director

Date:   March 28, 2014

EXHIBIT INDEX

Exhibit Number	Description	Location

2.1	Agreement and Plan of Merger, dated as of June 20, 2013, by and between Croghan Bancshares, Inc. and Indebancorp	Incorporated herein by reference to Annex A to the Prospectus/Proxy Statement included in the Registration Statement on Form S-4/A of the Registrant filed on September 12, 2013 (File No. 333-190362)

3.1(a)	Amended Articles of Incorporation of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-20159)

3.1(b)	Certificate of Amendment to Articles of Incorporation of Croghan Bancshares, Inc. as filed with the Ohio Secretary of State on May 12, 2006	Incorporated herein by reference to Exhibit 3.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20159)

3.2	Amended and Restated Code of Regulations of Croghan Bancshares, Inc.	Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-20159)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included in this filing

*10.1	Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-20159)

*10.2	Form of Incentive Stock Option Award Agreement to be used in connection with grants under the Croghan Bancshares, Inc. Amended and Restated 2002 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-20159)

*10.3	Croghan Bancshares, Inc. 2012 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of the Registrant filed on August 2, 2013 (File No. 333-190362)

*10.4	Form of Restricted Stock Award Agreement to be used in connection with grants under the Croghan Bancshares, Inc. 2012 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of the Registrant filed on August 2, 2013 (File No. 333-190362)

*10.5	Executive Supplemental Death Benefit Agreement	Incorporated by reference to Exhibit 10(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 0-20159)

Exhibit Number	Description	Location

*10.6	Employment Agreement, dated as of November 9, 2010, between The Croghan Colonial Bank and Rick M. Robertson	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2010 (File No. 0-20159)

*10.7	Amendment to Employment Agreement, dated as of July 21, 2011, between The Croghan Colonial Bank and Rick M. Robertson	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 0-20159)

*10.8	Employment Agreement, dated as of September 10, 2013, between The Croghan Colonial Bank and Kendall W. Rieman	Included with this filing

13	2013 Annual Report to Shareholders	Included with this filing (not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)

14	Croghan Bancshares, Inc. Code of Business Conduct and Ethics	Included with this filing

21	Subsidiaries of the Registrant	Included with this filing

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Included with this filing

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Included with this filing

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Included with this filing

101

The following materials from Croghan Bancshares, Inc.’s 2013 Annual Report and incorporated therefrom in Croghan Bancshares, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011; (iii) the Consolidated Statements of Comprehensive Income - Years ended December 31, 2013, 2012, and 2011; (iv) the Consolidated Statements Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011; and (vi) the Notes to Consolidated Financial Statements

Included with this filing

*	Denotes management contract or compensatory plan or arrangement.